Form 10-Q
period 1995-03-31
FIRST FINANCIAL BANCORP /CA/
filed 1995-05-15
CIK 729502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 1995

Commission File Number : 0-12499

First Financial Bancorp
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)

94-28222858
(I.R.S. Employer Identification No.)

701 South Ham Lane , Lodi, California 95242 (Address of principal executive offices)

(209)-367-2000
(Registrant's telephone number, including area code)

NA
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file suchreports),and (2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes [   ] No

As of March 31, 1995, there were 1,306,446 shares of Common
Stock, no par value, outstanding.

FIRST FINANCIAL BANCORP

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 1995

TABLE OF CONTENTS

Page
PART I
Item 1. Financial Statements                               1
Item 2. Management's Discussion  and Analysis of
        Financial Condition and Results of Operations      4

PART II
Item 1. Legal Proceedings                                  5
Item 2. Changes in Securities                              5
Item 3. Defaults Upon Senior Securities                    5
Item 4. Submission of Matters to a Vote of Security
        Holders                                            5
Item 5. Other Information                                  5
Item 6. Exhibits and Reports on Form 8-K                   6

ITEM 1.  FINANCIAL STATEMENTS

FIRST FINANCIAL BANCORP AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands)
                                          3/31/95           12/31/94
ASSETS
Cash and due from banks                   $ 3,729           $  5,199
Federal funds sold                          2,700              2,000

Investment securities:
Held-to-maturity securities (at
  amortized cost, market value of
  $2,148 and $2,118 at 3/31/95 and
  12/31/94)                                 2,038              2,038
Available-for-sale securities, at
  fair value                               25,998             31,062
  Total Investments                        28,036             33,100

Loans                                      57,509             56,939
Less: Allowance for loan losses             1,112              1,127
  Net loans                                56,397             55,812

Bank premises and equipment, net            6,614              6,640
Accrued interest receivable                 1,003              1,103
Other assets                                1,221              1,313
Total Assets                              $99,700           $105,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits
    Noninterest bearing                   $ 7,347           $  8,415
    Interest bearing                       78,250             81,564
      Total deposits                       85,597             89,979

Accrued interest payable                      305                300
Other liabilities                             225              1,660
Note payable                                2,610              2,618
      Total liabilities                    88,737             94,557

Stockholders' equity:
  Common stock - no par value;
    authorized 9,000,000 shares,
    issued and outstanding in 1995
    and 1994, 1,306,446 and,
    1,306,296 shares                        7,311              7,310
  Retained earnings                         3,646              3,412
  Net unrealized holding gains on
    available-for sale securities               6               (112)
      Total stockholders' equity           10,963             10,610
Total Liabilities and Stockholders'
  Equity                                  $99,700           $105,167

FIRST FINANCIAL BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(in thousands except per share amounts)
Three months ended March 31,
                                          1995              1994
Interest income:
  Loans, including fees                   $1,533            $1,362
  Investment securities:
    Taxable                                  351               199
    Exempt from Federal taxes                 91                93
  Federal funds sold                          37                37
  Deposits in banks and other
    interest income                            0                 1
    Total interest income                  2,012             1,692
Interest expense:
  Deposit accounts                           654               595
  Other                                       70                71
    Total interest expense                   724               666
    Net interest income                    1,288             1,026
Provision for loan losses                     20                35
    Net interest income after provision
      for loan losses                      1,268               991
Noninterest income:
  Service charges                            129               146
  Premiums and fees from SBA and
    mortgage operations                       72               146
  Miscellaneous                               12                14
    Total noninterest income                 213               306
Noninterest expense:
  Salaries and employee benefits             549               559
  Occupancy                                   97                94
  Equipment                                   98                93
  Other                                      405               385
    Total noninterest expense              1,149             1,131
    Income before provision for income
      taxes                                  332               166
Provision for income taxes                    98                50
    Net income                            $  234            $  116

Earnings per share:
Primary                                   $ 0.18            $ 0.09
Fully diluted                             $ 0.18            $ 0.09

FIRST FINANCIAL BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(in thousands)
Three Months Ended March 31
                                          1995              1994
Cash flows from operating activities:
Net income                                $  234            $   116
Adjustments to reconcile net income to
  net cash (used in) provided by
  operating activities:
    Increase in loans held for sale         (553)              (120)
    (Decrease) increase in deferred
      loan income                           (  1)                 8
    Provision for loss on sale of other
      real estate owned                        0                  2
    Depreciation and amortization            106                108
    Provision for loan losses                 20                 35
    Provision for deferred taxes             114               (  7)
    Decrease in accrued interest
      receivable                             100                 40
    Increase (decrease) in accrued
      interest payable                         5               ( 29)
    Decrease in other liabilities           (439)              ( 24)
    (Increase) decrease in other assets     ( 81)                28
      Net cash (used in) provided by
        operating activities                (495)               157

Cash flows from investing activities:
  Proceeds from maturity of held-to-
    maturity securities                        0                 46
  Proceeds from maturity of available-
    for-sale securities                   10,046              5,560
  Purchases of available-for-sale
    securities                            (5,779)            (3,007)
  (Increase) decrease in loans made
    to customers                          (   73)               300
  Proceeds from sale of other real
    estate                                     0                203
  Purchase of bank premises and
    equipment                             (   80)            (   40)
      Net cash provided by investing
        activities                         4,114              3,062
Cash flows from financing activities:
  Net (decrease) increase in deposits     (4,382)               906
  Payments on note payable                (    8)            (    7)
  Dividends paid                               0             (  131)
  Proceeds from issuance of common stock       1                  0
      Net cash (used in) provided by
        financing activities              (4,389)               768
      Net (decrease) increase in cash
        and cash equivalents              (  770)             3,987
Cash and cash equivalents at beginning
  of period                                7,199              6,424
Cash and cash equivalents at end of year  $6,429            $10,411

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CHANGES IN FINANCIAL CONDITION

Consolidated assets declined by $5.5 million, or 5.2% from December 31, 1994 to March 31, 1995. The principal cause of the decline was a $4.4 million, or 4.9%, decline in deposits and the payment of $1 million to settle 1994 securities purchases that had 1995 settlement dates. The decline in deposits was consistent with the historical first quarter trend of the past several years and included a decrease in noninterest bearing balances of 12.8% and a decrease in interest bearing deposits of 4.1%. Net investment security maturities of $4.3 million provided the necessary liquidity to fund the deposit outflow. Consolidated average assets for the first quarter of 1995 exceed the comparable prior year quarter by nearly .86%, or $850 thousand while average earning assets increased over the prior year quarter by 1.6%, or $1.4 million.

The allowance for loan losses as a percentage of gross loans outstanding is 1.93% at March 31, 1995 compared to 1.98% at December 31, 1994. Nonaccrual loans and their relationship to total loans were unchanged at March 31, 1995 in comparison to December 31, 1994. The nonaccrual coverage of the allowance for loan losses decreased to 1.45 times at March 31, 1995 from 1.47 times at December 31, 1994. Total portfolio delinquency at March 31, 1995 stood at 3.66% compared to 2.71% at December 31, 1994.

Consolidated equity increased to $10.96 million or 10.99% of total assets at March 31, 1995 compared to $10.61 million or 10.09% of total assets at December 31, 1994. The valuation adjustment related to investment securities available for sale increased to a $6 thousand addition to capital at March 31, 1995 from a $112 thousand subtraction from capital at December 31, 1994. The improvement in the investment valuation adjustment was driven by the decline in interest rates that occurred between December 31, 1994 and March 31, 1995. The capital position of the Company's subsidiary, Bank of Lodi, NA, also increased. The total risk-based capital ratio was 13.13% at March 31, 1995 versus 12.73% at December 31, 1994. The Bank's leverage capital ratio was 8.71% at March 31, 1995 versus 7.89% at December 31, 1994.

CHANGES IN RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1995 increased by $118 thousand, or approximately 100% over the first quarter of 1994. Earnings per share for the same periods were $.18 per share compared to $.09 per share. Return on average assets and average equity for the quarter ended March 31, 1995 were .94% and 8.7%, respectively, compared to .47% and 4.4%, respectively, for the quarter ended March 31, 1994. Based upon the operating results for the quarter ended March 31, 1995, the board of directors of First Financial Bancorp declared a cash dividend of $.05 per share, payable May 30, 1995 to shareholders of record on May 15, 1995.

The increase in earnings reflects improvement in the bank's core operations. Net interest margin increased by 24%, the provision for loan losses declined by 43%, and noninterest expenses were stable. These trends compensated for a decline in income from Small Business Administration (SBA) and mortgage lending.

Net interest income increased by $262 thousand, or 24% compared to the prior year quarter. Interest income increased $320 thousand or 19%, while interest expenses increased $58 thousand or 9%. The improvement in net interest income reflects an increase of $1.4 million, or 1.6%, in average earning assets together with an improvement of 110 basis points in net interest margin. The growth in average earning assets added $25 thousand to net interest income, and the improvement in net interest margin added $237 thousand. Average loans declined to 64% of average earning assets from 70% in the previous year, while average investments and federal funds sold increased to 36% of average earning assets form 31%. Noninterest bearing demand deposits increased to 8% of total deposits from 6% in the prior year, while NOW and money market deposits declined to 35% of total deposits from 39%. Assuming no change in the mix of earning assets and deposits from the quarter ended March 31, 1994, net interest income would have been $47 thousand higher for the quarter ended March 31, 1995.

The provision for loan losses for the quarter ended March 31, 1995 was 43% below the year ago quarter. The reduction reflects improvement in the quality of the loan portfolio compared to the previous year.

Noninterest income declined by $93 thousand, or 30% compared to the prior year quarter. The decrease was the result of reduced volumes in SBA and mortgage operations. In comparison to the prior year quarter, SBA and mortgage income was down by 88% and

72%, respectively. The majority of the decline in SBA lending is related to the attention directed toward the bank's recent expansion of its SBA operations. Mortgage volume was significantly impacted by rising mortgage rates.

Noninterest expenses increased by $18 thousand or 2% compared to the prior year quarter. Although legal and professional costs were slightly higher than in the prior year quarter, costs were contained in a number of areas, including reductions in regulatory assessments, costs associated with holding and disposing of other real estate owned, and marketing costs.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Not Applicable.

ITEM 2.  CHANGES IN SECURITIES
Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company's Annual Meeting of Shareholders was held on April 25, 1995. The purpose of the meeting was to elect the company's board of directors and approve an amendment to the 1991 Director Stock Option Plan. The following directors were elected based upon the votes cast as indicated:

                        Votes       Votes             Votes
Director                "for"       "against"         "withheld"
Bozant Katzakian        769,857     0                 26,494
Angelo J. Anagnos       769,416     0                 26,935
Daniel R. Anderson      769,725     0                 26,626
Raymond H. Coldani      769,725     0                 26,626
Benjamin R. Goehring    769,593     0                 26,758
Michael D. Ramsey       769,725     0                 26,626
Frank M. Sasaki         769,857     0                 26,494
Weldon D. Schumacher    769,593     0                 26,758
Dennis R. Swanson       769,196     0                 27,155

The amendment to the 1991 Director Stock Option Plan was approved based upon the following votes cast as indicated:

For:  716,512           Against:  29,889              Abstain:  49,950

There were 1,306,446 shares issued and outstanding as of the record date, March 1, 1995.

ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS
Exhibit Number
2      Not applicable.
4      Registrant's current Bylaws.
10     Post Effective Amendment No. 1 to Form S8 Registration Statement
       (File Number 3340954).
11     Primary and fully diluted earnings per common and common
       equivalent share are calculated by dividing net income by the weighted-average number of common and common share equivalents outstanding during the period.  Stock options are considered common share equivalents for this calculation.  Weighted average shares used in the computation of both primary and fully diluted earnings per share were 1,308,351 and 1,314,488 for the quarters ended March 31, 1995 and 1994, respectively.
15     Not applicable.
16     Not applicable.
18     Not applicable.
19     Not applicable.
20     Not applicable.
23     Not applicable.
24     Not applicable.
25     Not applicable.
27     Financial Data Schedule (filed electronically).
28     Not applicable.

(b)  REPORTS ON FORM 8-K

On March 1, 1995, the company filed a Form 8-K dated March 1, 1995 regarding changes made with respect to board of director leadership, the settlement of legal matters, and the release of the company's wholly owned subsidiary, Bank of Lodi, N.A., from a Formal Agreement with the Office of the Comptroller of the Currency.

On April 25, 1995, the company filed a Form 8-K dated April 25, 1995 regarding earnings for the first quarter of 1995 and the declaration of a cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANCORP

/s/ David M. Philipp
David M. Philipp
Senior Vice-President
Chief Financial Officer
Corporate Secretary
Dated May 15, 1995