Form 10-Q
period 1995-06-30
FIRST FINANCIAL BANCORP /CA/
filed 1995-08-14
CIK 729502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 1995

Commission File Number : 0-12499

First Financial Bancorp
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)

94-28222858
(I.R.S. Employer Identification No.)

701 South Ham Lane, Lodi, California 95242 (Address of principal executive offices)

(209)-367-2000
(Registrant's telephone number, including area code)

NA
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes [   ] No

As of June 30, 1995, there were 1,306,971 shares of Common
Stock, no par value, outstanding.

FIRST FINANCIAL BANCORP

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30 1995

TABLE OF CONTENTS

                                                           Page
PART I
Item 1. Financial Statements                               1
Item 2. Management's Discussion  and Analysis of
        Financial Condition and Results of Operations      4

PART II
Item 1. Legal Proceedings                                  7
Item 2. Changes in Securities                              7
Item 3. Defaults Upon Senior Securities                    7
Item 4. Submission of Matters to a Vote of Security
        Holders                                            7
Item 5. Other Information                                  7
Item 6. Exhibits and Reports on Form 8-K                   8

ITEM 1.  FINANCIAL STATEMENTS

FIRST FINANCIAL BANCORP AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands)
                                           6/30/95           12/31/94
ASSETS
Cash and due from banks                    $ 3,944           $  5,199
Federal funds sold                           2,600              2,000

Investment securities:
Held-to-maturity securities (at
  amortized cost, market value of
  $2,173 and $2,118 at 6/30/95 and
  12/31/94)                                  2,038              2,038
Available-for-sale securities, at
  fair value                                23,905             31,062
  Total Investments                         25,943             33,100

Loans                                       57,605             56,939
Less: Allowance for loan losses              1,021              1,127
  Net loans                                 56,584             55,812

Bank premises and equipment, net             6,528              6,640
Accrued interest receivable                  1,219              1,103
Other assets                                 1,209              1,313
Total Assets                               $98,027           $105,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits
    Noninterest bearing                    $ 6,751          $   8,415
    Interest bearing                        76,803             81,564
      Total deposits                        83,554             89,979

Accrued interest payable                       344                300
Other liabilities                              236              1,660
Note payable                                 2,602              2,618
      Total liabilities                     86,736             94,557

Stockholders' equity:
  Common stock - no par value;
    authorized 9,000,000 shares,
    issued and outstanding in 1995
    and 1994, 1,306,971 and,
    1,306,296 shares                         7,314              7,310
  Retained earnings                          3,825              3,412
  Net unrealized holding gains on
    available-for sale securities              152               (112)
      Total stockholders' equity            11,291             10,610
Total Liabilities and Stockholders'
  Equity                                   $98,027           $105,167

FIRST FINANCIAL BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(in thousands except per share amounts)

                    Three months ended June 30  Six months ended June 30
                          1995         1994           1995       1994
Interest income:
  Loans, including fees   $1,560       $1,491         $3,093    $2,853
  Investment securities:
   Taxable                   312          226            663       425
   Exempt from Federal taxes  92           92            183       185
  Federal funds sold          38           22             75        59
  Deposits in banks and other
    interest income            0            1              0         2
    Total interest income  2,002        1,832          4,014     3,524
Interest expense:
  Deposit accounts           703          606          1,357     1,201
  Other                       70           70            140       141
    Total interest expense   773          676          1,497     1,342
    Net interest income    1,229        1,156          2,517     2,182
Provision for loan losses     15           39             35        74
    Net interest income
    after provision for
    loan losses            1,214        1,117          2,482     2,108
Noninterest income:
  Service charges            132          139            261       285
  Premiums and fees from
  SBA and mortgage
  operations                  98          102            170       248
  Miscellaneous                9           13             21        27
Total noninterest income     239          254            452       560
Noninterest expense:
  Salaries and employee
    benefits                 533          560          1,082     1,119
  Occupancy                  102           99            199       193
  Equipment                   93           96            191       189
  Other                      350          389            755       774
Total noninterest expense  1,078        1,144          2,227     2,275
 Income before provision
 for income taxes            375          227            707       393
Provision for income taxes   131           54            229       104
    Net income             $ 244        $ 173            478       289

Earnings per share:
Primary                   $ 0.19       $ 0.13          $0.37     $ 0.22
Fully diluted             $ 0.19       $ 0.13          $0.36     $ 0.22

FIRST FINANCIAL BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(in thousands)
Six Months Ended June 30
                                                 1995         1994
Cash flows from operating activities:
Net income                                       $  478         $   289
Adjustments to reconcile net income to
  net cash provided by operating activities:
    (Decrease) increase in loans held for sale       (4)            437
    Increase in deferred loan income                 12              48
     Loss on sale of other
        real estate owned                             0               3
    Depreciation and amortization                   213             218
    Provision for loan losses                        35              74
    Provision for deferred taxes                    126             (11)
    Increase in accrued interest
      receivable                                   (116)           (145)
    Increase (decrease) in accrued
      interest payable                               44            ( 33)
    Decrease in other liabilities                  (532)          ( 102)
    (Increase) decrease in other assets            ( 81)             85
      Net cash provided by operating activities     175             863

Cash flows from investing activities:
  Proceeds from maturity of held-to-
    maturity securities                               0              46
  Proceeds from maturity of available-
    for-sale securities                          13,451           8,828
  Purchases of available-for-sale
    securities                                   (6,841)         (6,673)
  Increase in loans made to customers            (  837)           (801)
  Proceeds from sale of other real estate             0             338
  Purchase of bank premises and equipment        (  101)         (   51)
      Net cash provided by investing
        activities                                5,672           1,687
Cash flows from financing activities:
  Net decrease in deposits                       (6,425)         (1,493)
  Payments on note payable                       (   16)         (   15)
  Dividends paid                                    (65)         (  131)
  Proceeds from issuance of common  stock             4               0
      Net cash used in financing activities      (6,502)         (1,639)
      Net (decrease) increase in cash
        and cash equivalents                     (  655)            911
Cash and cash equivalents
 at beginning  of period                          7,199           6,424
Cash and cash equivalents
 at end of period                                $6,544           $7,335

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS
OF OPERATION

Changes in Financial Condition

Consolidated assets at June 30, 1995 were below the level at December 31, 1994 by $7.1 million, or 7%. The reduced level is attributable to a net decrease in deposits of $6.4 million, or 7%, and the payment of $1 million to settle 1994 securities purchases with 1995 settlement dates. The decline in deposits is principally seasonal in nature and results primarily from agricultural activity. Net investment security maturities of $7.1 million provided the necessary liquidity to fund the deposit reduction.

The allowance for loan losses as a percentage of gross loans outstanding is 1.77% at June 30, 1995 compared to 1.98% at December 31, 1994. Nonaccrual loans as a percentage of total loans increased to 2.45% at June 30, 1995, up from 1.34% at December 31, 1994. The nonaccrual coverage of the allowance for loan losses decreased to .72% times at June 30, 1995 from 1.47 times at December 31, 1994.

Total portfolio delinquency at June 30, 1995 stood at 4.64% compared to 2.71% at December 31, 1994.

The increased level of non accrual loans is not indicative of overall portfolio deterioration. Additions to nonaccrual loans resulted from a small number of loans with specific isolated weaknesses, and adequate reserves have been provided for those loans at June 30, 1995. The increased delinquency rate is largely a function of loan renewals that had not been processed prior to June 30, 1995.

The following table depicts activity in the allowance for loan losses and allocation of reserves for and at the six and twelve months ended June 30, 1995 and December 31, 1994, respectively.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                            6/30/95           12/31/94
Balance at beginning of period              1,127                  924
Charge-offs:
  Commercial                                  156                   98
  Consumer                                     56                   77
    Total charge-offs                         212                  175
Recoveries:
  Commercial                                   57                   37
  Consumer                                     14                   18
    Total recoveries                           71                   55

Net charge-offs                               141                  120
Additions charged to operations                35                  323
Balance at end of period                    1,021                1,127

Ratio of net charge-offs to average loans
 outstanding                                  .25                  .20

Allocation of the Allowance for Loan Losses
                       6/30/95    6/30/95        12/31/94    12/31/94
Loan Category         Amount    % of Loans      Amount      % of Loans
Commercial              369       57.24%          376         78.25%
Real estate              51       38.56%          121         17.12%
Consumer                  2        4.20%            4          4.63%
Unallocated             599        N/A            626          N/A
  Totals              1,021      100%           1,127        100%

The adoption and application of the Financial Accounting Standards Board's Statement of Financial Accounting Standard (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures
(SFAS 114), does not have a material impact on the basis of presentation for the aforementioned tables.

Consolidated equity increased to $11.29 million or 11.5% of total assets at June 30, 1995 compared to $10.61 million or 10.09% of total assets at December 31,1994. The valuation account related to investment securities available for sale increased to a $152 thousand addition to capital at June 30, 1995 from a $112 thousand deduction from capital at December 31, 1994. The increase in the investment valuation account reflects the market appreciation of investment securities related to the general decline in interest rates that occurred between December 31, 1994 and June 30, 1995.

The capital position of the Company's subsidiary, Bank of Lodi, NA, also increased. The total risk-based capital ratio was 13.54% at June 30, 1995 versus 12.73% at December 31, 1994. The Bank's leverage capital ratio was 9.05% at June 30, 1995 versus 7.89% at December 31, 1994.

Changes in Results of Operations

Six Months Ended June 30, 1995:

Net income for the six months ended June 30, 1995 was $478 thousand and represented an increase of $189 thousand, or 65%, over the comparable prior year period.

Net interest income for the six months ended June 30, 1995 was $335 thousand, or 15% above the comparable prior year period and is the net result of the following principle changes in volumes and yields. Average earning assets increased by .35% and average earning asset funding decreased by .8% over the comparable prior year period, resulting in a benefit to net interest income of $23 thousand. A 74 basis point increase in the net interest margin resulted in a $419 thousand increase in net interest income over the comparable prior year period. Average loans outstanding declined by approximately 7% relative to the prior year period. Average noninterest bearing deposits and certificates of deposit increased by approximately 32% and 6%, respectively, while average interest bearing demand deposits declined by approximately 12%. The change in the loan and deposit mix reduced net interest income by $108 thousand in relation to the comparable prior year period.

The loan loss provision for the six months ended June 30, 1995 was $35 thousand, or 53%, below the comparable prior year total. See the Changes in Financial Condition portion of Management's Discussion and Analysis for a discussion of the loan portfolio and changes in the allowance for loan losses.

Noninterest income for the six months ended June 30, 1995 was $108 thousand, or 19%, below the comparable prior year period. The majority of the decrease is due to a $86 thousand, or 31%, decrease in SBA and mortgage income. Although the number of SBA loan sales originated is comparable to that of the prior year period, the average balance of new loans originated is lower than that of the prior year, resulting in lower premiums earned. Mortgage loan volume is down approximately 30% from that of the comparable prior year period, reflecting stagnant purchase and refinance conditions in the local residential real estate market.

Noninterest expenses for the six months ended June 30, 1995 decreased from the comparable prior year level by $48 thousand or 2%. The most significant component of the reduction in noninterest expense was a $37 thousand, or 3% decrease in salary and benefit expenses due to lower staffing levels during 1995. The decrease in other operating expenses are principally a result of widespread reductions in administrative costs.

Three Months Ended June 30, 1995:

Net income for the three months ended June 30, 1995 was $244 thousand, or $.19 per share. The earnings represent an increase of 41% over the $173 thousand, or $.13 per share, earned for the quarter ended June 30, 1994 and 4.3% over the $234 thousand, or $.18 per share, earned for the quarter ended March 31, 1995. Return on average assets and average equity increased to .99% and 8.9%, respectively, compared to .69% and 6.3%, respectively, for the comparable prior year quarter.

Net interest income for the second quarter of 1995 increased by 6% over the comparable prior year quarter and is the net result of the following principle changes in volumes and yields. Although average earning assets declined by 1.5%, the related decline of $10 thousand in net interest income was offset by a $136 thousand benefit from a 42 basis point increase in net interest margin. Average loans outstanding declined by approximately 7% relative to the prior year quarter. Average noninterest bearing deposits and certificates of deposit increased by approximately 26% and 7%, respectively, while average interest bearing demand deposits declined by approximately 16%. The impact of loan and deposit mix changes was a decline in net interest income of $53 thousand compared to the comparable prior year quarter.

Noninterest income and noninterest expense for the quarter ended June 30, 1995 both declined by 6%. SBA and mortgage income declined by $4 thousand, or 4%. Service charge income fell by $7 thousand, or 5%, principally as a result of declining returned check volumes. Salaries and benefits were reduced by $27 thousand, or 5%, while other noninterest expenses were reduced by $39 thousand, or 10%. The reduction in salaries and benefits was the result of lower staffing and related benefit levels, while the reduction in other noninterest expenses reflects widespread reductions in administrative costs and lower legal and professional expenditures. The provision for loan losses declined by $24 thousand, or 62%, as loan loss recoveries limited the need for credit loss provisions.

Basis of Presentation

First Financial Bancorp is the holding company for the Bank of Lodi, N.A.. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the six months ended June 30, 1995 are not necessarily indicative of the results which may be expected for the year ended December 31, 1995. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 1994 Annual Report to Shareholders.

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

ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS
Exhibit Number
2      Not applicable.
4      Registrant's current Bylaws.
10     Amendment No. 1 to the 1991 Director Stock Option Plan filed as Post
       Effective Amendment No. 1 to Form S8 Registration Statement
       (File Number 3340954).
11     Primary and fully diluted earnings per common and common
       equivalent share are calculated by dividing net income by the weighted-average number of common and common share equivalents outstanding during the period.  Stock options are considered common share equivalents for this calculation.  Weighted average shares used in the computation of primary and fully diluted earnings per share were 1,312,955 and 1,316,182, respectively for the quarter ended June 30, 1995.  Weighted average shares used in the computation of both primary and fully diluted earnings per share were 1,306,007 for the quarter ended June 30, 1994.
15     Not applicable.
16     Not applicable.
18     Not applicable.
19     Not applicable.
20     Not applicable.
23     Not applicable.
24     Not applicable.
25     Not applicable.
27     Financial Data Schedule (filed electronically).
28     Not applicable.

(b)  REPORTS ON FORM 8-K

On July 31, 1995, the company filed a Form 8-K dated July 31, 1995 regarding earnings for the second quarter of 1995 and the declaration of a cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANCORP

/s/ David M. Philipp
David M. Philipp
Senior Vice-President
Chief Financial Officer
Corporate Secretary
Dated May 15, 1995