Form 10-Q
period 1995-09-30
FIRST FINANCIAL BANCORP /CA/
filed 1995-11-14
CIK 729502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 1995

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

[ X ] Yes [   ] No

As of September 30, 1995, there were 1,306,481 shares of Common
Stock, no par value, outstanding.

FIRST FINANCIAL BANCORP

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 1995

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

ITEM 1.  FINANCIAL STATEMENTS

FIRST FINANCIAL BANCORP AND SUBSIDIARY
Consolidated Balance Sheets
(in thousands)
                                           9/30/95           12/31/94
ASSETS
Cash and due from banks                    $ 4,649           $  5,199
Federal funds sold                           1,000              2,000

Investment securities:
Held-to-maturity securities (at
  amortized cost, market value of
  $2,186 and $2,118 at 9/30/95 and
  12/31/94)                                  2,037              2,038
Available-for-sale securities, at
  fair value                                31,348             31,062
  Total Investments                         33,385             33,100

Loans                                       54,365             56,939
Less: Allowance for loan losses                924              1,127
  Net loans                                 53,441             55,812

Bank premises and equipment, net             6,434              6,640
Accrued interest receivable                  1,201              1,103
Other assets                                 1,103              1,313
Total Assets                               $101,213           $105,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits
    Noninterest bearing                    $ 7,694          $   8,415
    Interest bearing                        78,897             81,564
      Total deposits                        86,591             89,979

Accrued interest payable                       367                300
Other liabilities                              207              1,660
Note payable                                 2,595              2,618
      Total liabilities                     89,760             94,557

Stockholders' equity:
  Common stock - no par value;
    authorized 9,000,000 shares,
    issued and outstanding in 1995
    and 1994, 1,306,996 and,
    1,306,296 shares                         7,314              7,310
  Retained earnings                          3,980              3,412
  Net unrealized holding gains on
    available-for sale securities              159               (112)
      Total stockholders' equity            11,453             10,610
Total Liabilities and Stockholders'
  Equity                                   $101,213           $105,167

FIRST FINANCIAL BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(in thousands except per share amounts)

                    Three months ended Sept 30  Six months ended Sept 30
                          1995         1994           1995       1994
Interest income:
  Loans, including fee    $1,560       $1,522         $4,653    $4,375
  Investment securities:
   Taxable                   343          268          1,006       693
   Exempt from Federal taxes  85           92            268       277
  Federal funds sold          48           35            123        94
  Deposits in banks and other
    interest income            0            1              0         3
    Total interest income  2,036        1,918          6,050     5,442
Interest expense:
  Deposit accounts           745          625          2,102     1,826
  Other                       69           71            209       212
    Total interest expense   814          696          2,311     2,038
    Net interest income    1,222        1,222          3,739     3,404
Provision for loan losses     51           61             86       135
    Net interest income
    after provision for
    loan losses            1,171        1,161          3,653     3,269
Noninterest income:
  Service charges            122          139            383       424
  Premiums and fees from
  SBA and mortgage
  operations                 142          113            312       361
  Miscellaneous                7           12             28        39
Total noninterest income     271          264            723       824
Noninterest expense:
  Salaries and employee
    benefits                 579          556           1,661     1,675
  Occupancy                  114          115             313       308
  Equipment                   93           91             284       280
  Other                      316          735           1,071     1,509
Total noninterest expense  1,102        1,497           3,329     3,772
 Income before provision
 for income taxes            340         (72)           1,047       321
Provision for income taxes   119         (37)            348         67
    Net income             $ 221       $ (35)            699        254

Earnings per share:
Primary                   $ 0.17       $ (0.03)          $0.54     $ 0.19
Fully diluted             $ 0.17       $ (0.03)          $0.53     $ 0.19

FIRST FINANCIAL BANCORP AND SUBSIDIARY
Consolidated Statements of Cash Flows
(in thousands)
Nine Months Ended Sept 30
                                                 1995         1994
Cash flows from operating activities:
Net income                                       $  699         $   254
Adjustments to reconcile net income to
  net cash provided by operating activities:
    (Decrease) increase in loans held for sale       229            198
    Increase in deferred loan income                 17              48
     Loss on sale of other
        real estate owned                             0               3
    Depreciation and amortization                   320             324
    Provision for loan losses                        86              135
    Provision for deferred taxes                    447             (43)
    Increase in accrued interest
      receivable                                   (98)           (163)
    Increase (decrease) in accrued
      interest payable                               67            (23)
    Decrease in other liabilities                  (453)          323
    (Increase) decrease in other assets            (338)             (16)
      Net cash provided by operating activities     976             1,040

Cash flows from investing activities:
  Proceeds from maturity of held-to-
    maturity securities                               1              46
Proceeds from maturity of available-
    for-sale securities                          17,639           24,258
  Purchases of available-for-sale
    securities                                   (18,461)         (26,449)
  Increase in loans made to customers            1,947           1,052
  Proceeds from sale of other real estate             0             370
  Purchase of bank premises and equipment        (  114)         (   60)
      Net cash provided by investing
        activities                                1,012         (783)

Cash flows from financing activities:
  Net decrease in deposits                       (3,388)         3,172
  Payments on note payable                       (   23)       (   22)
  Dividends paid                                    (131)      (  131)
  Proceeds from issuance of common  stock             4               4
      Net cash used in financing activities      (3,538)           3,023
      Net (decrease) increase in cash
        and cash equivalents                     ( 1,550)       3,280
Cash and cash equivalents
 at beginning  of period                          7,199           6,424
Cash and cash equivalents
 at end of period                                $5,649      $9,704

Management's Discussion and Analysis

Changes in Financial Position

Consolidated total assets at September 30, 1995 were $101.2 million, representing a decline of $4.0 million, or 3.8%, from December 31, 1995
The decline was the result of a decrease of $1.4 million in other liabilities and a decrease in deposits of $3.4 million, or 3.8%. The decrease in other liabilities represents the settlement of a securities purchase obligation outstanding at December 31, 1995 and the settlement of litigation pending as of December 31, 1995. The deposit outflow and reduction in other liabilities were funded by decreases in cash and federal funds sold balances as well as a net decrease of $2.6 million, or 4.5%, in loans outstanding.

The decline in deposits is principally seasonal in nature. Deposits generally experience a seasonal peak during the fourth quarter of each year in connection with the culmination of local agricultural harvests.
Those seasonal inflows reverse during the first quarter when the agricultural cycle begins again. Noninterest bearing and interest bearing deposits declined by 8.6% and 3.3%, respectively, from December 31, 1994 to September 30, 1995. The loan portfolio declined by $2.6 million, or 4.5%, from December 31,1994 to September 30, 1995. The decline was centered principally in the construction and commercial segments of the portfolio, reflecting continued soft economic conditions in the local market area.

The allowance for loan losses declined by $203 thousand, or 18%, from December 31, 1994 to September 30, 1995. Net charge-off for the period were $289 thousand, while the provision for loan losses charged against income was $86 thousand. Charge-off activity exceeded that of the comparable prior year period and represented the resolution of several credits that had been reserved for in previous periods. Portfolio delinquency at September 30, 1995 was 2.95% compared to 2.71% at December 31, 1994. Nonaccrual loans at September 30, 1995 were
$1.2 million compared to $765 thousand at December 31, 1995. The increase in nonaccrual loans reflects a small number of loans with identifiable weaknesses that developed during 1995. The following table provides the detail of activity in the reserve for loan losses for the nine months ended September 30, 1995:

The following table depicts activity in the allowance for loan losses and allocation of reserves for and at nine and twelve months ended September, 30, 1995 and December 31, 1994, respectively.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
9/30/95           12/31/94
Balance at beginning of period              1,127                  924
Charge-offs:
  Commercial                                  323                   98
  Consumer                                     79                   77
  Real estate                                  30                   77
    Total charge-offs                         432                  175
Recoveries:
  Commercial                                   118                   37
  Consumer                                     24                   18
    Total recoveries                           142                   55

Net charge-offs                               290                  120
Additions charged to operations                86                  323
Balance at end of period                      923                1,127

Ratio of net charge-offs to average loans
 outstanding                                  .50%                .20%

Allocation of the Allowance for Loan Losses
                        6/30/95    6/30/95        12/31/94    12/31/94
Loan Category         Amount    % of Loans      Amount      % of Loans
Commercial              251       57.24%          376         78.25%
Real estate              31       38.56%          121         17.12%
Consumer                  6        4.20%            4          4.63%
Unallocated             635        N/A            626          N/A
  Totals                923      100%           1,127        100%

The adoption and application of the Financial Accounting Standards Board's Statement of Financial Accounting Standard (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by Statement No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures
(SFAS 114), does not have a material impact on the basis of presentation for the aforementioned tables

Consolidated capital was $11.5 million at September 30, 1995, an increase of $840 thousand, or 7.9%, over consolidated capital at December 31, 1994. The principal components of the increase in capital were net income of $699 thousand and an increase of $271 thousand in net unrealized gains on investment securities available for sale. Dividends of $130 thousand have been paid as of September 30, 1995 and since December 31, 1994. In addition, the Board of Directors of Firs Financial Bancorp have declared a $.05 per share dividend payable November 30, 1995 to shareholders of record on November 15, 1995.
Total risk-based and leverage capital of the company's subsidiary, Bank of Lodi, were 14.4% and 9.0%, respectively.

Results of Operation
Three Months Ended September 30, 1995

Earnings for the three months ended September 30, 1995 were $221 thousand, or $256 thousand more than the $35 thousand loss for the comparable year ago quarter. Return on average assets and average equity were .88% and 7.8%, respectively. The increase in earnings was driven by an increase in SBA and mortgage income combined with lower operating expenses and a reduction in the provision for loan losses.

Net interest income was equal to the prior year quarter. While average earning assets declined by approximately $1.3 million, or 1.4%, net interest margin increased by 8 basis points, to 5.53%, and offset the impact of the decline in earning asset volume. The yield on earning assets exceeded the prior year yield by 66 basis points, while the cost of deposits rose by 63 basis points. Net interest income would have exceeded that of the prior year quarter by $42 thousand if the mix of earnings assets would have been constant. Loans as a percentage of average earning assets declined to 65% from 67%, while certificates of deposit as a percentage of average deposits increased to 37% from 34%.

SBA and mortgage income increased by $29 thousand, or 26%, over the prior year quarter. The increase was attributable principally to an increase in the sales volume of the guaranteed portion of SBA loan origination's and growth in loan servicing income. Mortgage origination's continue to be weaker than in recent years as a result of the level of interest rates and weakness in the local economy. Noninterest expenses declined by $395 thousand, or 26%, from the prior year quarter. The prior year quarter contained charges accrued to provide for costs associated with the management transition that took place in the latter half of 1994. Excluding those charges, noninterest expenses increased by 2.4% over the prior year quarter.
Salaries and benefit expenses rose by $23 thousand, or 4.1%, reflecting full staffing levels in the current year and, to a lesser extent, general increases in wage levels. The company's subsidiary, Bank of Lodi, received a $46 thousand refund of deposit insurance premiums from the FDIC during the quarter. The refund was the result of an 82.6% decrease in the deposit insurance rate that was retroactive to May 1, 1995 and included the subsequent period through September 30, 1995. The refund reduced other noninterest expenses.

Nine Months Ended September 30, 1995

Earnings for the nine months ended September 30, 1995 were $699 thousand, or $445 thousand more than the $254 thousand for the comparable year ago period. Return on average assets and average equity were .93% and 8.4%, respectively, compared to .34% and 3.16% for the prior year period.
The increase in earnings of 175% was driven by growth in net interest income, a lower provision for loan losses, and a significant reduction in noninterest expenses. Noninterest income declined relative to the previous year.

Net interest income increased by $335 thousand, or 9.8%. Net interest margin increased by 53 basis points to 5.66%, while average earning assets declined by $340 thousand or .4%. The yield on average earning assets increased by 96 basis points while the cost of deposits and other funding increased by 48 basis points. Average loans outstanding as a percentage of average earning assets declined to 65% from 69%, while average certificates of deposit as a percentage of average deposits increased to 37% from 34%. Without the foregoing mix changes, net interest income would have been approximately $151 thousand higher.

The provision for loan losses declined by $49 thousand, or 36%. The decline reflects general improvement in the credit quality of the loan portfolio relative to the prior year period. Asset quality and changes in the allowance for loan losses are discussed under Changes in Financial Condition.

Noninterest income declined by $101 thousand, or 12%. Service charge income declined by $41 thousand due to lower returned item volumes.
SBA and mortgage income declined by $49 thousand due to lower SBA volume in the first six months of the year. Although SBA volumes are generally down in 1995 due to increased competition in that sector of the lending environment and changes in the SBA program that delayed activity, some of the decline is attributed to a reorganization of the SBA lending function at the company's subsidiary, Bank of Lodi, that took place in early 1995.

Noninterest expenses declined by $443 thousand, or 11.7%. The prior year period contained charges accrued to provide for costs associated with the management transition that took place in the latter half of 1994. Excluding those charges, noninterest expenses declined by 1.1% over the prior year period. The general decline in noninterest expenses exclusive of the change related to the prior year transition reflects lower staffing levels in the first part of 1995 relative to the previous year as well as widespread efforts to control other noninterest expenses. The disparity in staffing levels was principally related to the management transition, and nearly all open positions have now been filled. The company's subsidiary, Bank of Lodi, received a $46 thousand refund of deposit insurance premiums from the FDIC during the third quarter. The refund reflects an 82.6% decrease in the deposit insurance premium rate that was retroactive to May 1, 1995 and included the subsequent period through September 30, 1995.
The refund reduced other noninterest expenses.

Basis of Presentation

First Financial Bancorp is the holding company for the Bank of Lodi, N. A..
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the nine months ended September 30, 1995 are not necessarily indicative of the results which may be expected for the year ended December 31, 1995.
The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 1994 Annual Report to Shareholders.
PART II -- OTHER INFORMATION

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

(b)  REPORTS ON FORM 8-K

On November 3, 1995, the company filed a Form 8-K dated November 3, 1995 regarding earnings for thethird quarter of 1995 and the declaration of a cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANCORP

/s/ David M. Philipp
David M. Philipp
Senior Vice-President
Chief Financial Officer
Corporate Secretary
Dated May 15, 1995