Form 10-Q/A
period 1995-09-30
FIRST FINANCIAL BANCORP /CA/
filed 1995-11-27
CIK 729502

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

[ X ] Yes [   ] No

As of September 30, 1995, there were 1,306,996 shares of Common
Stock, no par value, outstanding.

FIRST FINANCIAL BANCORP

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 1995

TABLE OF CONTENTS

Page
PART I
Item 1. Financial Statements                               1
Item 2. Management's Discussion  and Analysis of
        Financial Condition and Results of Operations      3

PART II
Item 1. Legal Proceedings                                  7
Item 2. Changes in Securities                              7
Item 3. Defaults Upon Senior Securities                    7
Item 4. Submission of Matters to a Vote of Security
        Holders                                            7
Item 5. Other Information                                  8
Item 6. Exhibits and Reports on Form 8-K                   8


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


FIRST FINANCIAL BANCORP AND SUBSIDIARY
Consolidated Statements of Income
(in thousands except per share amounts)

                    Three months ended Sept 30  Nine months ended Sept 30
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


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


Management's Discussion and Analysis

Changes in Financial Position

Consolidated total assets at September 30, 1995 were $101.2 million, representing a decline of $4.0 million, or 3.8%, from December 31, 1994
The decline was the result of a decrease of $1.4 million in other liabilities and a decrease in deposits of $3.4 million, or 3.8%. The decrease in other liabilities represents the settlement of a securities purchase obligation outstanding at December 31, 1994 and the settlement of litigation pending as of December 31, 1994. The deposit outflow and reduction in other liabilities were funded by decreases in cash and federal funds sold balances as well as a net decrease of $2.6 million, or 4.5%, in loans outstanding.

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

The allowance for loan losses declined by $203 thousand, or 18%, from December 31, 1994 to September 30, 1995. Net charge-off for the period were $289 thousand, while the provision for loan losses charged against income was $86 thousand. Charge-off activity exceeded that of the comparable prior year period and represented the resolution of several credits that had been reserved for in previous periods. Portfolio delinquency at September 30, 1995 was 2.95% compared to 2.71% at December 31, 1994. Nonaccrual loans at September 30, 1995 were
$1.2 million compared to $765 thousand at December 31, 1994. The increase in nonaccrual loans reflects a small number of loans with identifiable weaknesses that developed during 1995.

The following table depicts activity in the allowance for loan losses and allocation of reserves for and at the nine and twelve months ended September, 30, 1995 and December 31, 1994, respectively.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                            9/30/95           12/31/94
Balance at beginning of period              1,127                  924
Charge-offs:
  Commercial                                  322                   98
  Consumer                                     79                   77
  Real estate                                  30                   77
    Total charge-offs                         431                  175
Recoveries:
  Commercial                                  118                   37
  Consumer                                     24                   18
    Total recoveries                          142                   55

Net charge-offs                               290                  120
Additions charged to operations                86                  323
Balance at end of period                      924                1,127

Ratio of net charge-offs to average loans
 outstanding                                  .50%                .20%

Allocation of the Allowance for Loan Losses
                      9/30/95    9/30/95        12/31/94    12/31/94
Loan Category         Amount    % of Loans      Amount      % of Loans
Commercial              251       58.60%          376         78.25%
Real estate              31       36.64%          121         17.12%
Consumer                  6        4.76%            4          4.63%
Unallocated             636        N/A            626          N/A
  Totals                924      100%           1,127        100%

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

Consolidated capital was $11.5 million at September 30, 1995, an increase of $840 thousand, or 7.9%, over consolidated capital at December 31, 1994. The principal components of the increase in capital were net income of $699 thousand and an increase of $271 thousand in net unrealized gains on investment securities available for sale. Dividends of $130 thousand have been paid as of September 30, 1995 and since December 31, 1994. In addition, the Board of Directors of First Financial Bancorp have declared a $.05 per share dividend payable November 30, 1995 to shareholders of record on November 15, 1995.
Total risk-based and leverage capital of the company's subsidiary, Bank of Lodi, were 14.4% and 9.0%, respectively.

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

SBA and mortgage income increased by $29 thousand, or 26%, over the prior year quarter. The increase was attributable principally to an increase in the sales volume of the guaranteed portion of SBA loan origination's and growth in loan servicing income. Mortgage origination's continue to be weaker than in recent years as a result of the level of interest rates and weakness in the local economy. Noninterest expenses declined by $395 thousand, or 26%, from the prior year quarter. The prior year quarter contained charges accrued to provide for costs associated with the management transition that took place in the latter half of 1994. Excluding those charges, noninterest expenses increased by 2.4% over the prior year quarter.
Salaries and benefit expenses rose by $23 thousand, or 4.1%, reflecting full staffing levels in the current year and, to a lesser extent, general increases in wage levels. The company's subsidiary, Bank of Lodi, received a $46 thousand refund of deposit insurance premiums from the FDIC during the quarter. The refund was the result of an 82.6% decrease in the deposit insurance rate that was retroactive to May 1, 1995 and included the subsequent period through September 30, 1995. The refund reduced other noninterest expenses.

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

Noninterest expenses declined by $443 thousand, or 11.7%. The prior year period contained charges accrued to provide for costs associated with the management transition that took place in the latter half of 1994. Excluding those charges, noninterest expenses declined by 1.1% over the prior year period. The general decline in noninterest expenses exclusive of the change related to the prior year transition reflects lower staffing levels in the first part of 1995 relative to the previous year as well as widespread efforts to control other noninterest expenses. The disparity in staffing levels was principally related to the management transition, and nearly all open positions have now been filled. The company's subsidiary, Bank of Lodi, received a $46 thousand refund of deposit insurance premiums from the FDIC during the third quarter. The refund reflects an 82.6% decrease in the deposit insurance premium rate that was retroactive to May 1, 1995 and included the subsequent period through September 30, 1995.
The refund reduced other noninterest expenses.

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

There were 1,306,446 shares issued and outstanding as of the record date, March 1, 1995.

ITEM 5.  OTHER INFORMATION
Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS
Exhibit Number
2      Not applicable.
4      Registrant's current Bylaws.
10     Post Effective Amendment No. 1 to Form S8 Registration Statement
       (File Number 3340954).
11     Primary and fully diluted earnings per common and common
       equivalent share are calculated by dividing net income by the weighted-average number of common and common share equivalents outstanding during the period.  Stock options are considered common share equivalents for this calculation.  Weighted average shares used in the computation of primary and fully diluted earnings per share were 1,319,631 and 1,330,756, respectively for the quarter ended September 30, 1995.  Weighted average shares used in the computation of both primary and fully diluted earnings per share were 1,307,133 for the quarter ended September 30, 1994.
       Weighted average shares used in the computation of primary and fully diluted earnings per share were 1,313,824 and 1,317,936, respectively for nine months ended September 30, 1995.  Weighted average shares used in the computation of both primary and fully diluted earnings per share were 1,307,133 for the nine months ended September 30, 1994.






15     Not applicable.
16     Not applicable.
18     Not applicable.
19     Not applicable.
20     Not applicable.
23     Not applicable.
24     Not applicable.
25     Not applicable.
27     Financial Data Schedule (filed electronically).
28     Not applicable.

(b)  REPORTS ON FORM 8-K

On November 3, 1995, the company filed a Form 8-K dated November 3, 1995 regarding earnings for the third quarter of 1995 and the declaration of a cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FINANCIAL BANCORP

/s/ David M. Philipp
David M. Philipp
Senior Vice-President
Chief Financial Officer
Corporate Secretary
Dated November 14, 1995