Form 10-K
period 1995-12-31
FIRST FINANCIAL BANCORP /CA/
filed 1996-04-01
CIK 729502

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                        COMMISSION FILE NUMBER : 0-12499
                            FIRST FINANCIAL BANCORP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         CALIFORNIA                                              94-28222858
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

  701 SOUTH HAM LANE, LODI, CALIFORNIA                               95242
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

                                (209)-367-2000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, NO PAR VALUE

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [ X ] Yes  [   ] No

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

          As of March 1, 1996, there were 1,306,996 shares of Common Stock, no par value, outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $8,279,530 (based on the $8.50 average of bid and ask prices per share on March 1, 1996.)

DOCUMENTS INCORPORATED BY REFERENCE                     PART OF FORM 10-K INTO WHICH INCORPORATED
- -----------------------------------                     -----------------------------------------
 Annual Report to Shareholders for the year
   ended December 31, 1995.                                Part II, Items 5, 6, 7
 Proxy Statement for the Annual Meeting of
   Shareholders to be held on April 23, 1996.              Part III, Items 10, 11, 12, 13

 The Index to Exhibits is on page 23

================================================================================

                            FIRST FINANCIAL BANCORP
                                 1995 FORM 10-K
                               TABLE OF CONTENTS
PART 1
- ------
ITEM 1. BUSINESS....................................................   3
        General.....................................................   3
        The Bank....................................................   3
        Bank Services...............................................   3
        Sources of Business.........................................   3
        Competition.................................................   4
        Employees...................................................   4
        Supervision and Regulation..................................   4
                The Company.........................................   4
                The Bank............................................   5
                Officers............................................   5
                Recent Legislation and Regulations Affecting Banking   6
        Average Balance Sheets......................................  11
        Analysis of Net Interest Earnings...........................  12
        Analysis of Changes in Interest Income & Expense............  13
        Interest Rate Sensitivity...................................  14
        Investment Portfolio........................................  15
        Loan Portfolio..............................................  16
        Summary of Loan Loss Experience.............................  17
        Deposits....................................................  18
        Return on Average Equity and Assets.........................  18
ITEM 2. PROPERTIES................................................... 19
ITEM 3. LEGAL PROCEEDINGS............................................ 19
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......... 19

PART II
- -------
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.......................................  19
ITEM 6. SELECTED FINANCIAL DATA......................................  19
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.................................  19
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................  20
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.......................  20

PART III.............................................................  20
ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........  20
ITEM 11 EXECUTIVE COMPENSATION.......................................  20
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
        .............................................................  20
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  20

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K.............................................  20

Signatures...........................................................  22
Index to Exhibits....................................................  23

                                     PART I

     ITEM 1. BUSINESS

     General:
     -------
     First Financial Bancorp (the "Company") was incorporated under the laws of the State of California on May 13, 1982, and operates principally as a bank holding company for its wholly owned subsidiary, Bank of Lodi, N.A. (the "Bank"). The Company is registered under the Bank Holding Company Act of 1956, as amended. The Bank is the sole subsidiary of the Company and its principal source of income. The Company also owns the office building where the Bank's Lodi Branch and administrative offices are located as well as the land upon which the Bank's Woodbridge Branch is located. The Company receives income from the Bank and other parties from leases associated with these properties. All references herein to the "Company" include the Bank, unless the context otherwise requires.

     The Bank:
     --------
     The Bank was organized on May 13, 1982 as a national banking association. The application to organize the Bank was accepted for filing by the Comptroller of the Currency (OCC) on September 8, 1981, and preliminary approval was granted on March 27, 1982. On July 18, 1983 the Bank received from the Comptroller a Certificate of Authority to Commence the Business of Banking.

     The Bank's main office is located at 701 South Ham Lane, Lodi, California, with branch offices in Woodbridge and Lockeford California. The Bank's primary service area, from which the Bank attracts 95% of its business, is the city of Lodi and the surrounding area. This area is estimated to have a population approaching 70,000 persons, with a median annual family income of approximately $30,000. The area includes residential developments, neighborhood shopping centers, business and professional offices and manufacturing and agricultural concerns.

     Bank Services:
     -------------
     The Bank offers a wide range of commercial banking services to individuals and business concerns located in and around its primary service area.
     These services include personal and business checking and savings accounts (including interest-bearing negotiable order of withdrawal ("NOW") accounts and/or accounts combining checking and savings accounts with automatic transfers), and time certificates of deposit. The Bank also offers extended banking hours at its drive-through window, night depository and bank-by-mail services, and travelers' checks (issued by an independent entity). The Bank issues MasterCard credit cards and acts as a merchant depository for cardholder drafts under both VISA and MasterCard. In addition, it provides note and collection services and direct deposit of social security and other government checks.

     The Bank engages in a full complement of lending activities, including commercial, SBA, residential mortgage, consumer/installment, and short-term real estate loans, with particular emphasis on short and medium-term obligations. Commercial lending activities are directed principally towards businesses whose demand for funds falls within the Bank's lending limit, such as small to medium-sized professional firms, retail and wholesale outlets and manufacturing and agricultural concerns. Consumer lending is oriented primarily to the needs of the Bank's customers, with an emphasis on automobile financing and leasing. Consumer loans also include loans for boats, home improvements, debt consolidation, and other personal needs. Real estate loans include short-term "swing" loans and construction loans. Residential mortgages are generally sold into the secondary market for these loans. Small Business Administration (SBA) loans are made available to small to medium-sized businesses.

     Sources of Business
     -------------------
     Management seeks to obtain sufficient market penetration through the full range of services described above and through the personal solicitation of the Bank's officers, directors and shareholders. All officers are responsible for making regular calls on potential customers to solicit business and on existing customers to obtain referrals. Promotional efforts are directed toward individuals and small to medium-sized businesses. The Bank's customers are able in their dealings with the Bank to be served by bankers who have commercial loan experience, lending authority, and the time to serve their banking needs quickly and competently. Bankers are assigned to customers and not transferred from office to office as in many major chain or regional banks. In order to expedite decisions on lending transactions, the Bank's loan committee meets on a regular basis and is available where immediate authorization is important to the customer.

     The risk of non-payment (or deferred payment) of loans is inherent in commercial banking. Furthermore, the Bank's marketing focus on small to medium-sized businesses may involve certain lending risks not inherent in loans to larger companies. Smaller companies generally have shorter operating histories, less sophisticated internal record keeping and financial planning capabilities, and greater debt-to-equity ratios. Management of the Bank carefully evaluates all loan applicants and attempts to minimize its credit risk through the use of thorough loan application and approval procedures.

     Consistent with the need to maintain liquidity, management of the Bank seeks to invest the largest portion of the Bank's assets in loans of the types described above. Loans are generally limited to less than 75% of deposits and capital funds. The Bank's surplus funds are invested in the investment portfolio, made up of both taxable and non-taxable debt securities of the U.S. government, U.S. government agencies, states, and municipalities. On a day to day basis, surplus funds are invested in federal funds and other short-term money market instruments.

     Competition:
     -----------
     The banking business in California generally, and in the northern portion of San Joaquin County where the Bank is located, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks with branch office networks and other operating affiliations throughout the State. The Bank competes for deposits and loans with these banks, as well as with savings and loan associations, thrift and loan associations, credit unions, mortgage companies, insurance companies and other lending institutions. Among the advantages certain of these institutions have over the Bank are their ability (i) to finance extensive advertising campaigns, (ii) to allocate a substantial portion of their investment assets in securities with higher yields (not available to the Bank if its investments are to be diversified) and (iii) to make funds available for loans in geographic regions with the greatest demand. In competing for deposits, the Bank is subject to the same regulations with respect to interest rate limitations on time deposits as other depository institutions. See "Supervision and Regulation" below.

     Many of the major commercial banks operating in the Bank's service area offer certain services, such as international banking and trust services, which are not offered directly by the Bank, and such banks, by virtue of their greater capitalization, have substantially higher lending limits than the Bank. In addition, other entities, both public and private, seeking to raise capital through the issuance and sale of debt and equity securities compete with the Bank for the acquisition of funds for deposit.

     In order to compete with other financial institutions in its primary service area, the Bank relies principally on local promotional activities, personal contacts by its officers, directors, employees and shareholders, extended hours and specialized services. The Bank's promotional activities emphasize the advantages of dealing with a locally-owned and headquartered institution sensitive to the particular needs of the community. The Bank also assists customers in obtaining loans in excess of the Bank's lending limit or services not offered by the Bank by arranging such loans or services in participation with or through its correspondent banks.

     The State Bank Parity Act, effective January 1, 1996, eliminates certain existing disparities between California state chartered banks and national banking associations, such as the Bank, by authorizing the California Superintendent of Banks (the "Superintendent") to address such disparities through a streamlined rulemaking process.

     Employees:
     ---------
     As of December 31, 1995, the Company employed 65 full-time equivalent employees, including three executive officers. Management believes that the Company's relationship with its employees is good.

     SUPERVISION AND REGULATION

     The Company
     -----------
     The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. The Bank's common stock, however, is exempt from such requirements. The Company is also subject to the periodic reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, annual, quarterly and other current reports with the Securities and Exchange Commission.

     The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (the "Act") and is subject to supervision by the Board of Governors of the Federal Reserve System (the "Board"). As a bank holding company, the Company must file with the Board quarterly reports, annual reports, and such other additional information as the Board may require pursuant to the Act. The Board may also make examinations of the Company and its subsidiaries.

     The Act requires prior approval of the Board for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares, or substantially all the assets, of any bank, or for a merger or consolidation by a bank holding company with any other bank holding company. The Act also prohibits the acquisition by a bank holding company or any of its subsidiaries of voting shares, or substantially all the assets, of any bank located in a state other than the state in which the operations of the bank holding company's banking subsidiaries are principally conducted, unless the statutes of the state in which the bank to be acquired is located expressly authorize such acquisition.

     With certain limited exceptions, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to, or performing services for, its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities that the Board has determined to be so closely related to banking or to managing or controlling banks as to be properly incident thereto. In making such a determination, the Board is required to consider whether the performance of such activities reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Board is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern.

     Additional statutory provisions prohibit a holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property or furnishing of services. Thus, a subsidiary bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer must obtain or provide some additional credit, property or service from or to such bank other than a loan, discount, deposit or trust service; or (ii) the customer must obtain or provide some additional credit, property or service from or to the company or any other subsidiary of the company; or (iii) the customer may not obtain some other credit, property to service from competitors, except reasonable requirements to assure soundness of the credit extended. These anti-tying restrictions also apply to bank holding companies and their non-bank subsidiaries as if they were banks.

     The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. See Item 5 below for further information regarding the payment of cash dividends by the Company and the Bank.

     The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Superintendent. Regulations have not yet been proposed or adopted to implement the Superintendent's powers under this statute.


     The Bank:
     --------
     The Bank, as a national banking association whose accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum legal limits and is subject to regulation, supervision, and regular examination by the OCC. The Bank is a member of the Federal Reserve System, and, as such, is subject to certain provisions of the Federal Reserve Act and regulations issued by the Board. The Bank is also subject to applicable provisions of California law, insofar as they are not in conflict with, or preempted by, federal law. The regulations of these various agencies govern most aspects of the Bank's business, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location of branch offices.

     Officers:
     --------
     In addition to the directors and executive officers listed in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1996, which is incorporated herein by reference in Part III of this report, Leon Zimmerman, age 53, is President and Chief Executive Officer of the Bank and of the Company; David M. Philipp, age 33, is Executive Vice-President, Chief Financial Officer and Secretary of the Bank, and Senior Vice-President, Chief Financial Officer and Secretary of the Company; and Richard K. Helton, age 46, is Senior Vice President and Chief Credit Officer of the Bank.

     Prior to joining the Bank in April, 1990, Mr. Zimmerman was a general contractor building moderately priced homes and earlier served as Vice-President-Loan Administrator for Bank of Salinas. Mr. Zimmerman has nearly 30 years of banking experience at various levels of responsibility with institutions in the San Joaquin Valley. Mr. Zimmerman was promoted from Executive Vice

     President and Chief Credit Officer of the Bank to President and Chief Executive Officer of the Bank effective August 25, 1994. He was promoted from Executive Vice President of the Company to President and Chief Executive Officer of the Company effective August 24, 1995.

     Prior to joining the Company and the Bank in April, 1992, Mr. Philipp was the Budget Director and Financial Analyst for Merksamer Jewelers, Inc., at that time the eighth largest jewelry retailer in the United States, headquartered in Sacramento, California. Prior to joining Merksamer Jewelers, Inc., Mr. Philipp was a Supervising Senior Accountant in the audit department of the Sacramento office of KPMG Peat Marwick. While at KPMG Peat Marwick, Mr. Philipp specialized in providing audit and accounting services to financial institution, agribusiness, and broadcasting clients. Mr. Philipp is a CPA and holds a Bachelor of Science in Business Administration, Accountancy from California State University.

     Prior to joining the Bank in 1995, Mr. Helton was Senior Vice President and Credit Administrator with Central Sierra Bank. Prior to joining Central Sierra Bank in 1984, Mr. Helton was Vice President and Senior Credit Officer for Bay Area Bank (1981-1984) and he served in various positions with First Interstate Bank of California from 1973 until 1981.

     Recent Legislation and Regulations Affecting Banking:
     ----------------------------------------------------
     From time to time, new laws are enacted which increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of bank holding companies, banks and other financial institutions are frequently made in Congress, in the California legislature and before various bank holding company and bank regulatory agencies. The likelihood of any major changes and the impact such changes might have are impossible to predict. Certain significant recently proposed or enacted laws and regulations are discussed below.

     INTERSTATE BANKING. Since 1986, California has permitted California banks and bank holding companies to be acquired by banking organizations based in other states on a "reciprocal" basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to local banking organizations). Some increase in merger and acquisition activity among California and out-of-state banking organizations has occurred as a result of this law, as well as increased competition for loans and deposits.

     The federal Riegle-Neal Interstate Banking and Branching Efficiency Act, enacted late in 1994, authorizes the Board, generally without regard to conflicting requirements of state law, after one year from the date of enactment (i.e. after September 29, 1995) to approve interstate acquisitions of entire banks or branches by adequately capitalized and managed bank holding companies, and (after June 1, 1997) authorizes the other federal banking agencies to approve similar acquisitions by banks unless (prior to that date) states enact laws specifically prohibiting such acquisitions. States also may "opt in" to this authority at an earlier date if they enact laws specifically permitting such acquisitions. The law forbids the federal banking agencies from approving any interstate acquisition under authority of the law which would result in a concentration of deposits greater than 10% of total United States deposits or 30% of total deposits in the state in which the acquired bank or branch is located. The law also authorizes the appropriate federal agency after 18 months from the date of enactment (i.e. after March 29, 1996) to approve the consolidation of banks located in different states but operated by the same bank holding company.

     The new law contains several provisions designed to impose Community Reinvestment Act standards (see discussion of the Community Reinvestment Act, or "CRA," below) upon interstate banking operations authorized by the law. A separate CRA analysis must be done for each state in which a multi-state banking operation approved under the law exists, and the federal banking agencies are required to adopt regulations which (after June 1, 1997) will prevent interstate branching authority from being used primarily as a means of deposit production. Such regulations will require the appropriate federal agency of an out-of-state bank or bank holding company, whenever it determines that such bank's level of lending in the host state relative to the deposits which it holds in the host state is less than one-half the average of the total loans relative to total deposits in the host state for banks whose home state is the host state, to review such bank's operations in the host state in order to determine whether it is meeting the credit needs of the host state communities in which it operates. If the agency reaches a negative conclusion, it is authorized to order the closure of the host state branches of the out-of-state bank. Finally, the law requires that banks which determine to close branches located in low or moderate income areas acquired under the law must notify their customers how to write to the appropriate federal agency to complain about the closing. The agency, if it determines that any such complaint is not frivolous, must convene a meeting of concerned organizations and individuals to explore the feasibility of putting in place adequate alternative sources of banking services for the affected communities. This provision, the law states, is not intended to affect the ability of a bank to close a branch.

     The Caldera, Weggeland and Killea California Interstate Banking and Branching Act of 1995, effective October 2, 1995, amends the California Financial Code to, among other matters, regulate the operations of state banks to eliminate conflicts with, and to implement the, Riegle-Neal Act described above. The Caldera Act includes (i) an election to permit early interstate merger transactions; (ii) a prohibition against interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (iii) a prohibition against interstate branching through de novo establishment of California branch offices. The Caldera Act mandates that initial entry into California by an out-of-state institution be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

     CAPITAL REQUIREMENTS. Beginning in 1989, the federal bank regulatory agencies have imposed upon all FDIC-insured financial institutions a variable system of risk-based capital requirements which replaced the former system of uniform minimum capital requirements and is designed to make capital requirements more sensitive to asset risk and off-balance sheet exposure.

     Under the risk-based capital guidelines, the Bank is required to maintain capital equal to at least 8 percent of its assets, weighted by risk.
     Assets and off-balance sheet items are categorized by the guidelines according to risk, and certain assets considered to present less risk than others permit maintenance of capital at less than the 8 percent ratio. For example, most home mortgage loans are placed in a 50 percent risk category and therefore require maintenance of capital equal to 4 percent of such loans, while commercial loans are placed in a 100 percent risk category and therefore require maintenance of capital equal to 8 percent of such loans.

     The guidelines establish two categories of qualifying capital: Tier 1 capital comprising core capital elements, and Tier 2 comprising supplementary capital requirements. At least one-half of the required capital must be maintained in the form of Tier 1 capital. For the Bank, Tier l capital includes only common stockholders' equity and retained earnings, but qualifying perpetual preferred stock would also be included without limit if the Bank were to issue such stock. Tier 2 capital includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserves for loan and lease losses.

     The Bank also is required to maintain a minimum leverage ratio of 3 percent Tier 1 capital to total assets (the "leverage ratio"). The leverage ratio constitutes a minimum requirement for well-run banking organizations.
     Other banking organizations (including those experiencing or anticipating significant growth) are required to maintain a minimum leverage ratio ranging generally from 4 to 5 percent.

     The minimum leverage standard in conjunction with the risk-based capital ratio now constitutes the basis for determining the capital adequacy of all national banking associations, but overall capital assessments by bank regulators include analysis of such additional factors as interest rate exposure, liquidity, earnings, and portfolio quality and concentrations.
     In addition, the federal banking agencies have proposed to incorporate an interest-rate risk component (interest rate risk is the risk that changes in market interest rates might adversely affect a bank's financial condition) into the guidelines, with the goal of ensuring that institutions with high levels of interest-rate risk have sufficient capital to cover their exposures.

     As of December 31, 1995, the Bank's total risk-based capital ratio was approximately 15.1% percent and its leverage ratio was approximately 9.0% percent. The Bank does not presently expect that compliance with the risk-based capital guidelines or minimum leverage requirements will have a materially adverse effect on its business in the reasonably foreseeable future.

     As required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal financial institution agencies solicited comments in September 1993 on a method of incorporating an interest rate risk component into the current risk-based capital guidelines, with the goal of ensuring that institutions with high levels of interest rate risk have sufficient capital to cover their exposures. Interest rate risk is the risk that changes in market interest rate might adversely affect a
     bank's financial condition.   Under the proposal, intearest rate risk
     exposures would be quantified by weighing assets, liabilities and off-balance sheet items by risk factors which approximate sensitivity to interest rate fluctuations. As proposed, institutions identified as having an interest rate risk exposure greater than a defined threshold would be required to allocate additional capital to support this higher risk.
     Higher individual capital allocations could be required by the bank regulators based on supervisory concerns. The agencies adopted a final rule effective September 1, 1995 which is substantially similar to the proposed rule, except that the final rule does not establish (1) a measurement framework for assessing the level of a bank's interest rate exposure; nor (2) a minimum level of exposure above which a bank will be required to hold additional capital for interest rate risk if it has a significant exposure or a weak interest rate risk management process. The agencies also solicited comments on and are continuing their analysis of a proposed policy statement which would establish a framework to measure and monitor interest rate exposure.

     DEPOSIT INSURANCE ASSESSMENTS. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") directed the FDIC to establish two separate financial industry deposit insurance funds, the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"), and required that deposit insurance premiums be increased in order to restore deposit insurance funds depleted due to the high level of deposit insurance payouts. FDICIA also requires that, once the BIF or SAIF are restored to a required level of funding, the FDIC reset deposit insurance rates for the fund at levels sufficient to maintain the fund at the required level.

     In 1992, the FDIC adopted a recapitalization schedule for the BIF and established a risk-based deposit insurance assessment system to replace the uniform assessment rate system previously applicable to BIF members. The regulation requires each insured bank to be assigned to one of three capital groups and one of three supervisory subgroups within each capital group, based upon financial data reported by each bank and supervisory evaluations by the bank's primary federal regulatory agency. The three capital groups are substantially similar to the capital groupings under the Prompt Corrective Action Regulations described below, except that the bottom three categories are grouped together as "Undercapitalized." The three subgroup categories distinguish banks which are financially sound, have weaknesses, or pose a substantial probability of loss to the BIF. During 1994, the assessment rates ranged from $0.23 to $0.31 per $100 of deposits across the capital group and supervisory subgroup framework.

     In late 1994 and early 1995, the FDIC proposed two significant changes to the deposit insurance assessment system to (i) redefine the deposit assessment base which has been defined to equal an institution's total domestic deposits, plus or minus certain adjustments, but without significantly impacting total industry-wide assessments (although significant changes in assessments of individual institutions may occur) and (ii) establish a new assessment rate schedule, using the present group and subgroup categories, but with assessment rates varying from $0.04 to $0.31 per $100 of deposits, resulting in a spread between the minimum and maximum rates of $0.27 rather than the present $0.08.

     On August 8, 1995, the FDIC voted to reduce the deposit insurance assessment rates to a range from $0.04 to $0.31 per $100 of deposits and subsequently, on November 14, 1995, the FDIC voted again to further reduce the assessment rates to a range from $0.00 to $0.27 per $100 of deposits, subject to a minimum $2,000 annual assessment for all institutions regardless of classification within the capital group and supervisory subgroup as follows:



                 Supervisory Subgroup
               ----------------------
 Capital Group     A       B      C
- ---------------
       1          $0.00  $0.03  $0.17
       2           0.03   0.10   0.24
       3           0.10   0.24   0.27

     The above assessment rates are effective for the first semiannual assessment period of 1996. Based upon the above risk-based assessment rate schedule, the Company's and the Bank's current capital ratios, the Bank's current level of deposits, and assuming no change in the assessment rate applicable to the Bank during 1996, the Company estimates that its annual noninterest expense attributed to assessments will decrease by approximately $101,000 during 1996.

     PROMPT CORRECTIVE ACTION. Pursuant also to FDICIA, the Board, FDIC, and the Comptroller in 1992 adopted a system of Prompt Corrective Action Regulations (the "PCA Regulations") based upon the system of risk-based capital described above. The PCA Regulations establish five capital categories in descending order (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), assignment to which depends upon the institution's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio. For example, a well capitalized bank must have total risk-based capital not less than 10% and a leverage ratio of 5% or higher, while an undercapitalized institution is one with total risk-based capital less than 8% and a leverage ratio below 3%. Regulatory authorities may assign a well-capitalized, adequately capitalized or undercapitalized bank to the next lower capitalization category if such bank is in an unsafe or unsound condition or has engaged in unsafe or unsound activities.

     The PCA Regulations establish procedures for classifying institutions within the capital categories, for filing and reviewing capital restoration plans required to be developed by all undercapitalized institutions, and for issuing directives by the regulatory agencies. Institutions classified in one of the three undercapitalized categories are subject to certain mandatory and discretionary supervisory actions, which include increased monitoring and review, implementation of capital restoration plans, asset growth restrictions, limitations upon expansion and new business activities, requirements to augment capital, restrictions upon deposit gathering and interest rates, replacement of senior executive officers and directors, and requiring divestiture or sale of the institution. Any institution classified as "critically undercapitalized" must be placed in conservatorship or receivership within 90 days unless some other course of action is warranted, and are also subject to other mandatory restrictions on their activities and operations.

     FDICIA contains numerous other provisions which affect or may affect the Bank, such as (1) the requirement that the regulatory agencies promulgate certain standards of "safety and soundness" applicable in such areas as asset quality and earnings, employee compensation and stock valuation, and
     (2) the requirement that an insured institution provide at least 90 days' written notice to the FDIC and its customers prior to closing any branch office. Implementation of the various provisions of FDICIA is subject to the adoption of regulations by the various federal banking agencies and to certain phase-in periods.

     COMMUNITY REINVESTMENT ACT. In October 1994, the federal financial institution regulatory agencies jointly proposed a comprehensive revision of their regulations implementing the Community Reinvestment Act ("CRA"), enacted in 1977 to promote lending by financial institutions to individuals and businesses located in low and moderate income areas. In May 1995, the proposed CRA regulations were published in final form effective as of July 1, 1995. The revised regulations included transitional phase-in provisions which generally require mandatory compliance not later than July 1, 1997, although earlier voluntary compliance is permissible.

     Under the former CRA regulations, compliance was evaluated by an assessment of the institution's methods for determining, and efforts to meet, the credit needs of such borrowers. This system was highly criticized by depository institutions and their trade groups as subjective, inconsistent and burdensome, and by consumer representatives for its alleged failure to aggressively penalize poor CRA performance by financial institutions. The revised CRA regulations emphasize an assessment of actual performance rather than of the procedures followed by a bank, to evaluate compliance with the CRA. Overall CRA compliance continues to be rated across a four-point scale from "outstanding" to "substantial noncompliance," and continues to be a factor in review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the revised CRA regulations may be subject to enforcement proceedings.

     The regulations provide that "small banks," which are defined to include any independent bank with total assets of less than $250 million, are to be evaluated by means of a so-called "streamlined assessment method" unless such a bank elects to be evaluated by one of the other methods provided in the regulations. The differences between the evaluation methods may be summarized as follows:

     (1) The "streamlined assessment method" presumptively applicable to small banks requires that a bank's CRA compliance be evaluated pursuant to five "assessment criteria," including its (i) loan-to-deposit ratio (as adjusted for seasonal variations and other lending-related activities, such as sales to the secondary market or community development lending), (ii) percentage of loans and other lending-related activities in the bank's service area(s), (iii) distribution of loans and other lending-related activities among borrowers of different income levels, given the demographic characteristics of its service area(s), (iv) geographic distribution of loans and other lending-related activities within its service area(s), and
     (v) record of response to written complaints, if any, about its CRA performance.

     (2) The "lending, investments and service tests method" is applicable to all banks larger than $250 million which are not wholesale or limited purpose banks and do not elect to be evaluated by the "strategic plan assessment method." Central to this method is the requirement that such banks collect and report to their primary federal banking regulators detailed information regarding home mortgage, small business and farm and community development loans which is then used to evaluate CRA compliance. At a bank's option, data regarding consumer loans and any other loan distribution it may choose to provide also may be collected and reported.

     Using such data, the Board will evaluate a bank's (i) lending performance according to the geographic distribution of its loans, the characteristics of its borrowers, the number and complexity of its community development loans, the innovativeness or flexibility of its lending practices to meet low and moderate income credit needs and, at the bank's election, lending by affiliates or through consortia or third-parties in which the bank has an investment interest; (ii) investment performance by measure of the bank's

     "qualified investments," that is, the extent to which the bank's investments, deposits, membership shares in a credit union, or grants primarily benefit low or moderate income individuals and small businesses and farms, address affordable housing or other needs not met by the private market, or assist any minority or women-owned depository institution by donating, selling on favorable terms or providing on a rent-free basis any branch of the bank located in a predominantly minority neighborhood; and
     (iii) service performance by evaluating the demographic distribution of the bank's branches and ATMs, its record of opening and closing them, the availability of alternative retail delivery systems (such as telephone banking, banking by mail or at work, and mobile facilities) in low and moderate income geographies and to low and moderate income individuals, and (given the characteristics of the bank's service areas and the its capacity and constraints) the extent to which the bank provides "community development services" (services which primarily benefit low and moderate income individuals or small farms and businesses or address affordable housing needs not met by the private market) and their innovativeness and responsiveness.

     (3) Wholesale or limited purpose banks which do not make home mortgage, small farm or business or consumer loans to retail customers may elect, subject to agency approval of their status, to be evaluated by the "community development test method," which assesses the number and amount of the bank's community development loans, qualified investments and community development services and their innovativeness and complexity.

     (4) Any bank may request to be evaluated by the "strategic plan assessment method" by submitting a strategic plan which the Board approves. Such a plan must involve public participation in its preparation, and contain measurable goals for meeting low and moderate income credit needs through lending, investments and provision of services. Such plans generally would be evaluated by the Board by measuring strategic plan goals against standards similar to those which would be applied in evaluating a bank according to the "lending, investments and service tests method."

     The federal financial institution regulatory agencies jointly issued a final rule, effective as of January 1, 1996, to make certain technical corrections to the revised CRA regulations. Among other matters, the rule clarifies the transition from the form CRA regulations to the revised CRA regulations by confirming that when an institution either voluntarily or mandatorily becomes subject to the performance tests and standards of the revised regulations, the institution must comply with all of the requirements of the revised regulations and is no longer subject to the provisions of the former CRA regulations.

     The Bank has a current rating of "satisfactory" CRA compliance, and believes that it would not have received any lower rating if the regulations had been in effect when the Bank was last examined for CRA compliance in April, 1994.

     STATISTICAL INFORMATION

     The following selected information should be read in conjunction with the Company's entire consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference into Items 7 and 8 herein.

     FIRST FINANCIAL BANCORP AND SUBSIDIARY

AVERAGE BALANCE SHEETS
                                          For the Year Ended   For the Year Ended   For the Year Ended
                                          December 31, 1995    December 31, 1994    December 31, 1993
                                            (in thousands)       (in thousands)       (in thousands)
                                        --------------------------------------------------------------
                                          Amount    Percent    Amount    Percent    Amount    Percent
                                          --------  --------   --------  --------   --------  --------
ASSETS:
Cash & Due from banks                        3,582      3.54%     3,864      3.79%     3,630      3.73%
Federal funds sold                           3,490      3.44%     3,306      3.24%     5,839      5.99%
Interest-bearing deposits in banks               -      0.00%        59      0.06%       100      0.10%
Investment securities                       29,709     29.33%    26,033     25.54%    15,485     15.89%
Loans (net of allowance for loan losses     55,428     54.71%    59,532     58.40%    62,930     64.58%
 and deferred income)
Premises and equipment, net                  6,552      6.47%     6,818      6.69%     7,080      7.27%
Other assets                                 2,546      2.51%     2,331      2.29%     2,377      2.44%
                                           -------    ------    -------    ------     ------    ------
TOTAL ASSETS                               101,307    100.00%   101,943    100.00%    97,441    100.00%
                                           =======    ======    =======    ======     ======    ======
LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits                                    86,080     84.97%    87,319     85.65%    84,000     86.21%
Note payable                                 2,600      2.57%     2,632      2.58%     2,660      2.73%
Other liabilities                            1,309      1.29%     1,071      1.05%       764      0.78%
Stockholders' equity                        11,318     11.17%    10,921     10.71%    10,017     10.28%
                                           -------    ------    -------    ------     ------    ------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   101,307    100.00%   101,943    100.00%    97,441    100.00%
                                           =======    ======    =======    ======     ======    ======


     ANALYSIS OF NET INTEREST EARNINGS



                                   For the Year Ended                       For the Year Ended                 For the Year Ended
                                    December 31, 1995                        December 31, 1994                  December 31, 1993
                                     (in thousands)                           (in thousands)                     (in thousands)
                           -------------------------------------------------------------------------------------------------------
                               Average     Income/              Average      Income/               Average      Income/
                               Balance    Expenses    Yield     Balance      Expenses     Yield    Balance      Expense      Yield
                               -------    ---------  -------    -------    ------------  -------   -------    ------------  -------
EARNING ASSETS:
Interest-bearing deposits             --        --       --            59            3     5.08%         100            5     5.00%
 in banks
Investment securities (a)         29,709     1,777     5.98%       20,033        1,415     5.44%      15,485          899     5.81%
Federal funds sold                 3,490       200     5.73%        3,306          134     4.05%       5,839          170     2.91%
Loans (b)                         56,450     6,112    10.83%       60,518        5,910     9.77%      64,080        5,833     9.10%
                                  ------    ------   ------        ------       ------   ------       ------       ------   ------
                                  89,649     8,089     9.02%       89,916        7,462     8.30%      85,504        6,907     8.08%
                                  ======    ======   ======        ======       ======   ======       ======       ======   ======
(a)  Income on tax-exempt securities has not been adjusted to a tax equivalent basis.
(b)  Nonaccrual loans are included in the loan totals for each year.

LIABILITIES:
Noninterest bearing                7,140        --       --         6,107           --       --        5,250           --       --
 deposits
Savings, money market, &          46,370     1,187     2.56%       50,348        1,280     2.54%      46,584        1,245     2.67%
 NOW deposits
Time deposits                     32,570     1,672     5.13%       30,864        1,205     3.90%      32,166        1,235     3.84%
Note payable                       2,600       279    10.73%        2,632          282    10.71%       2,660          285    10.71%
                                  ------    ------   ------        ------       ------   ------       ------       ------   ------
TOTAL LIABILITIES                 88,680     3,138     3.54%       89,951        2,767     3.08%      86,660        2,765     3.19%
                                  ======    ======   ======        ======       ======   ======       ======       ======   ======
NET SPREAD                                             5.48%                               5.22%                              4.89%
                                                     ======                              ======                             ======
                             Earning      Income              Earning      Income                 Earning     Income
                             Assets       (Expense)  Yield    Assets       (Expense)     Yield    Assets      (Expense)     Yield
                             ------       --------   ------   ------       ---------     ------   ------      ---------     ------
Yield on average earning     89,649        8,089     9.02%    89,916        7,462         8.30%   85,504        6,907        8.08%
 assets
Cost of funds for average    89,649       (3,138)  (3.50)%    89,916       (2,767)      (3.08)%   85,504       (2,765)      (3.23)%
 earning assets              ------       ------   ------     ------       ------       ------    ------       ------      ------
NET INTEREST MARGIN          89,649        4,951     5.52%    89,916        4,695        5.22%    85,504        4,142        4.84%
                             ======       ======   ======     ======       ======      ======     ======       ======      ======


     ANALYSIS OF CHANGES IN INTEREST INCOME & EXPENSE



                                          1995 compared to 1994              1994 compared to 1993             1993 compared to 1992
                                              (in thousands)                    (in thousands)                    (in thousands)
                                       ---------------------------------------------------------------------------------------------
                                         Change due to:            Change due to:                    Change due to:
INTEREST INCOME:                          Volume    Rate   Total   Volume      Rate        Total     Volume      Rate        Total
                                         --------  ------  ------  -------  ----------  -----------  -------  ----------  ----------
Interest-bearing deposits in banks           (3)     --      (3)      (2)       --          (2)        (4)         (1)        (5)
Investment securities                        (2)    364     362      590       (74)        516        251        (106)        145
Federal funds sold                           11      55      66      (74)       38         (36)        79         (18)         61
Loans                                       (44)    246     202     (324)      401          77       (448)       (345)       (793)
                                            ---     ---     ---     ----       ---         ---       ----        ----        ----

TOTAL INTEREST INCOME                       (38)    665     627      190       365         555       (122)       (470)       (592)
                                            ===     ===     ===     ====       ===         ===       ====        ====        ====

INTEREST EXPENSE:
Noninterest-bearing deposits                  --      --      --       --       --          --        --           --          --

Savings, money market, & NOW accounts       (18)    (75)    (93)     122       (87)         35       111         (363)       (252)
Time deposits                               (28)    495     467      (50)       20         (30)     (232)        (394)       (626)
Note payable                                  3      (6)     (3)      (3)        -          (3)      (10)           7          (3)
                                            ---     ---     ---     ----       ---          ---     ----         ----        ----

TOTAL INTEREST EXPENSE                      (43)    414     371       69       (67)          2      (131)       (750)        (881)
                                            ===     ===     ===     ====       ===          ===     ====        ====         ====

     Changes not solely attributable to volume or rate have been allocated to the rate component.

     INTEREST RATE SENSITIVITY

                                                                      By Repricing Interval
                           ---------------------------------------------------------------------------------------------------------
(in thousands)                 Within three     After three      After six      After one    After five      Noninterest       Total
December 31, 1995                 months      months, within      months,         year,         years       bearing funds
                                                six months       within one    within five
                                                                    year          years
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Federal funds sold                   3,300               --              --             --           --                 --     3,300

Investment securities               16,430            6,491           1,142          9,058        3,824                 --    36,945

Loans                               34,969              685           2,084         11,095        3,011                 --    51,844

Noninterest earning assets              --               --              --             --           --             11,883    11,883
and allowance for loan
losses
                           ---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                        54,699            7,176           3,226         20,153        6,835             11,883   103,972

LIABILITIES AND
STOCKHOLDERS' EQUITY

Savings, money market &             47,837               --              --             --           --                 --    47,837
NOW deposits

Time deposits                       10,390            7,420          11,677          4,029           --                 --    33,516

Note payable                             7                7           2,571             --           --                 --     2,585

Other liabilities and                   --               --              --             --           --             12,171    12,171
stockholders' equity
                           ---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND               58,234            7,427          14,248          4,029           --             20,034   103,972
 STOCKHOLDERS' EQUITY
                           ---------------------------------------------------------------------------------------------------------
Interest Rate Sensitivity Gap       (3,535)            (251)        (11,022)        16,124        6,835             (8,151)       --

Cumulative Interest Rate            (3,535)          (3,786)        (14,808)         1,316        8,151                 --        --
Sensitivity Gap

     The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not be reflective of the Company's interest rate sensitivity in subsequent periods. Active management dictates that longer-term economic views are balanced against prospects for short-term interest rate changes in all repricing intervals. For purposes of the above analysis, repricing of fixed-rate instruments is based upon the contractual maturity of the applicable instruments. Actual payment patterns may differ from contractual payment patterns.

INVESTMENT PORTFOLIO

                                                     Book Value at December 31 (in thousands):
                                        ----------------------------------------------------------
                                               1995                 1994                1993
                                              ------               ------              ------
 Security Type                            Amount  Yield(a)    Amount    Yield(a)   Amount   Yield(a)
- ----------------------------------------  ------  -------     -------   ------     -------  ------
U.S. TREASURY SECURITIES:
Within 1 year                                999     5.54%      2,798     5.36%      2,765    3.79%
After 1 year, within 5 years                 600     8.09%      1,594     6.81%      2,403    5.53%
After 5 years, within 10 years                --       --          --       --          --      --
After 10 years                                --       --          --       --          --      --
                                        ----------------------------------------------------------
TOTAL U.S. TREASURY                        1,599     6.49%      4,392     5.89%      5,168    4.60%
U.S. AGENCY SECURITIES:
Within 1 year                              8,265     4.95%      9,218     6.34%      5,191    3.35%
After 1 year, within 5 years               7,106     6.16%      6,218     5.07%      3,659    4.95%
After 5 years, within 10 years               998     6.83%        255     5.43%        329    5.60%
After 10 years                                --       --         592     5.05%        646    5.03%
                                        ----------------------------------------------------------
TOTAL U.S. AGENCY                         16,368     6.00%     16,283     5.79%      9,825    4.13%
COLLATERALIZED MORTGAGE OBLIGATIONS:
Within 1 year                              1,142     5.89%      1,527     5.76%      1,079    5.34%
After 1 year, within 5 years                 523     5.59%        980     5.70%      1,643    5.13%
After 5 years, within 10 years                35     6.00%         41     6.00%         --      --
After 10 years                               603     7.97%        126     7.01%         --      --
                                        ----------------------------------------------------------
TOTAL COLLATERALIZED MORTGAGE              2,303     6.36%      2,674     5.80%      2,722    5.35%
OBLIGATIONS
MUNICIPAL SECURITIES:
Within 1 year                                500     6.10%        396     6.19%        100    7.30%
After 1 year, within 5 years               1,787     6.74%      1,577     6.67%      1,536    6.50%
After 5 years, within 10 years             3,109     6.96%      3,920     6.81%      4,317    6.90%
After 10 years                                --       --         103     6.30%        205    6.45%
                                        ----------------------------------------------------------
TOTAL MUNICIPALS                           5,596     6.80%      5,996     6.72%      6,158    6.79%
OTHER DEBT SECURITIES:
Within 1 year                                267     7.65%        249     6.25%         --      --
After 1 year, within 5 years                   8     8.20%         --       --          --      --
After 5 years, within 10 years               747     8.54%         --       --          --      --
After 10 years                             1,007     7.11%         --       --          --      --
                                        ----------------------------------------------------------
TOTAL OTHER DEBT SECURITIES                2,029     7.27%        249     6.25%         --      --
MONEY MARKET MUTUAL FUND                   8,640     5.77%      3,615     5.38%         --      --
FEDERAL AGENCY STOCK                          83     6.00%         83     6.00%         83    5.71%
UNREALIZED HOLDING GAIN/(LOSS)               327       --        (192)      --          --      --
                                        ----------------------------------------------------------
                                          36,945     6.18%     33,100     5.97%     23,956    5.06%
                                        ==========================================================

     (a) The yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

LOAN PORTFOLIO

Types of Loans

                            Outstanding at December 31 (in thousands):
                            ------------------------------------------
                              1995     1994     1993     1992    1991
                             ------   ------   ------   ------  ------
Commercial                   41,538   44,847   48,478   47,217  42,073
Real estate construction      7,549    9,809   10,182   15,658  23,846
Installment and other         2,757    2,656    2,804    3,259   3,600
                             ------   ------   ------   ------  ------
                             51,844   57,312   61,464   66,132  69,519
                             ======   ======   ======   ======  ======

     Maturities and Sensitivity to Changes in Interest Rates (in thousands)


Due:                            Fixed Rate  Floating Rate  Total
                                ----------  -------------  ------
In 1 year or less                  3,584       16,234      19,818
After 1 year through 5 years      11,095       15,887      26,982
After 5 years                      3,011        2,033       5,044
                                  ------       ------      ------
TOTAL LOANS                       17,690       34,154      51,844
                                  ======       ======      ======

     Scheduled repayments are reported in the maturity category in which the payments are due.

                                            Nonaccrual and Past Due Loans at
                                               December 31 (in thousands):
                                          -----------------------------------
                                           1995  1994   1993    1992    1991
                                          -----  ----  ------  ------  ------
Nonaccrual loans                            987   765     714  1,373    1,063
Accruing loans past due more
  than 90 days                              118    40     237    218      154
                                          -----  ----  ------  ------   -----
                                          1,105   805     951  1,591    1,217
                                          =====  ====  ======  ======   =====

     The company's nonaccrual policy is discussed in note 1(c) to the consolidated financial statements.

     Interest income recorded on these loans was approximately $13,000, $14,000, $22,000, $43,000 and $25,000 in 1995, 1994, 1993, 1992 and 1991,
     respectively.

     Interest income foregone or reversed on these loans was approximately $161,000, $74,000, $57,000, $142,000 and $137,000 in 1995, 1994, 1993, 1992
     and 1991, respectively.

     SUMMARY OF LOAN LOSS EXPERIENCE

     Analysis of the Allowance for Loan Losses (in thousands)

                                           1995    1994    1993    1992   1991
                                          ------  ------  ------  ------  -----
Balance at beginning of period             1,127     924   1,334     823    628
CHARGE-OFFS:
  Commercial                                 357      98     676     232     19
  Real estate                                 30      --      41      14    133
  Consumer                                    95      77      46      87     51
                                           -----   -----   -----   -----   ----
  TOTAL CHARGE-OFFS                          482     175     763     333    203
RECOVERIES:
  Commercial                                 174      37      21       1     30
  Real estate                                 --      --      --      --     --
  Consumer                                    25      18       5       7      8
                                           -----   -----   -----   -----   ----
  TOTAL RECOVERIES                           199      55      26       8     38
Net charge-offs                              283     120     737     325    165
Additions charged to operations              115     323     327     836    360
                                           -----   -----   -----   -----   ----
BALANCE AT END OF PERIOD                     959   1,127     924   1,334    823
                                           =====   =====   =====   =====   ====
RATIO OF NET CHARGE-OFFS TO AVERAGE         0.51%   0.20%   1.15%   0.47%  0.27%
 LOANS OUTSTANDING                         =====   =====   =====   =====   ====

     Footnote 1(g) to the consolidated financial statement discusses the factors used in determining the provision for loan losses and the adequacy of the allowance for loan losses.


     ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

                 December 31, 1995   December 31, 1994   December 31, 1993   December 31, 1992   December 31, 1991
                 ------------------  ------------------  ------------------  ------------------  ------------------
Loan Category     Amount      %       Amount      %       Amount      %       Amount      %       Amount      %
                 --------   Loans    --------   Loans    --------   Loans    --------   Loans    --------   Loans
                           --------            --------            --------            --------            --------
Commercial            295    84.29%       376    78.25%       140    79.22%       617    71.40%       273    62.70%
Real estate            38    10.86%       121    17.12%        45    16.20%        75    23.67%       268    34.40%
Consumer               17     4.85%         4     4.63%         2     4.58%        47     4.93%        65     2.90%
Unallocated           608      N/A        626      N/A        737      N/A        595      N/A        217      N/A
                      ---  -------      -----  -------        ---  -------      -----  -------        ---  -------
                      959   100.00%     1,127   100.00%       924   100.00%     1,334   100.00%       823   100.00%
                      ===   ======      =====   ======        ===   ======      =====   ======        ===   ======

     DEPOSITS

     Average amount and average rate paid on deposits (in thousands)

                                      For the Year Ended             For the Year Ended             For the Year Ended
                                       December 31, 1995              December 31, 1994              December 31, 1993
                                 ------------------------------------------------------------------------------------------
Type                             Average Amount  Average Rate   Average Amount  Average Rate   Average Amount  Average Rate
- ----
Demand - non-interest bearing             7,140           N/A            6,106           N/A            5,250           N/A
NOW accounts                             18,020          2.01%          19,645          1.95%          16,310          2.17%
Money market accounts                    12,560          2.95%          14,464          2.89%          16,024          2.93%
Savings                                  15,790          2.87%          16,240          2.86%          14,250          2.96%
Time deposits                            32,570          5.13%          30,864          3.56%          32,166          3.84%
                                         ------          ----           ------          ----           ------          ----
                                         86,080          3.32%          87,319          2.84%          84,000          2.95%
                                         ======          ====           ======          ====           ======          ====

     MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE AT DECEMBER 31 (IN THOUSANDS):

                                           1995
                                          ------
Three months of loss                       3,663
Four months to six months                  2,290
Seven months to twelve months              4,472
Over twelve months                         1,701
                                          ------
TOTAL TIME DEPOSITS OF $100,000 OR MORE   12,126
                                          ======

     RETURN ON AVERAGE EQUITY AND ASSETS

                                      For the Year Ended December 31:
                                    ----------------------------------
                                       1995        1994        1993
                                    ----------  ----------  ----------
Return on average assets                 0.83%       0.33%       0.77%
Return on average equity                 7.45%       3.09%       7.45%
Dividend payout ratio                   23.44%         --       17.50%
Average equity to average assets        11.17%      10.71%      10.28%

     ITEM 2. PROPERTIES

     The Company owns a 0.861 acre lot located at the corner of Ham Lane and Tokay Street, Lodi, California. In 1990, the Company completed construction of a 34,000 square foot, tri-level commercial building for the main branch and administrative offices of the Company and the Bank on this
     lot.   The Company and the Bank use approximately 75% of the leasable space in the building and the remaining area is either leased or available for lease as office space to other tenants. The Bank has multi-year leases at market rates for a total of 17,400 square feet and one other tenant has leased 1,922 square feet for a five year period with renewal options. All lease payments to the Company are tied to changes in the Consumer Price Index and are adjusted on an annual basis. This expansion has enabled the Bank to better serve its customers with more teller windows, four drive-through lanes and expanded safe deposit box capacity.

     The Bank assumed a ground lease on 1.7 acres of land at 19000 North Highway 88, Lockeford, California. The building previously occupying the Lodi site was moved to Lockeford, California, and has become the permanent branch office of the Bank at that location. A temporary office was opened by the Bank on January 8, 1990 at this location in a 1,100 square foot building. The permanent office was opened on April 1, 1991. The temporary office, along with a portion of the permanent building, are leased by the Bank to two tenants.

     The Company also owns a 10,000 square foot lot located on Lower Sacramento Road in the unincorporated San Joaquin County community of Woodbridge, California. The entire parcel has been leased to the Bank on a long term basis at market rates. The Bank has constructed, furnished and equipped a 1,437 square foot branch office on the parcel and commenced operations of the Woodbridge Branch on December 15, 1986.

     ITEM 3. LEGAL PROCEEDINGS

     There are no material proceedings adverse to the Company or the Bank to which any director, officer, affiliate of the Company or 5% shareholder of the Company or the Bank, or any associate of any such director, officer, affiliate or 5% shareholder of the Company or the Bank is a party, and none of the above persons has a material interest adverse to the Company or the Bank.

     Neither the Company nor the Bank is a party to any pending legal or administrative proceeding (other than ordinary routine litigation incidental to the Company's or the Bank's business) and no such proceedings are known to be contemplated.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

                                    PART II

     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

     The information required by this item is contained under the caption "MARKET PRICE OF COMPANY'S STOCK" at page 9 of the Company's Annual Report to Shareholders for the year ended December 31, 1995, and is incorporated herein by reference.

     ITEM 6. SELECTED FINANCIAL DATA

     The information required by this item is contained under the caption "SELECTED FINANCIAL DATA" at page 10 of the Company's Annual Report to Shareholders for the year ended December 31, 1995 and is incorporated herein by reference.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is contained under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" at page 1 of the Company's Annual Report to Shareholders for the year ended December 31, 1995 and is incorporated herein by reference.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       See Item 14(a) herein.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE
       Not Applicable

                                    PART III
     ITEMS 10, 11, 12 AND 13.

     The information required by these items is contained at pages 2 through 9 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1996, and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after the close of the Company's fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                    PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
     8-K.

                                                    PAGE REFERENCE TO ANNUAL
(A)  FINANCIAL STATEMENTS AND SCHEDULES              REPORT TO SHAREHOLDERS*

  Independent Auditors' Report                                  11
  Consolidated Balance Sheets as of
  December 31, 1995 and 1994.                                   12
  Consolidated Statements of Income
  Years Ended 1995, 1994, and 1993                              14
  Consolidated Statements of Stockholders' Equity
  Years Ended 1995, 1994, and 1993                              13
  Consolidated Statements of Cash Flows
  Years Ended 1995, 1994, and 1993                              15
  Notes to Consolidated Financial Statements                    16
  ----------
  *The pages of the Company's Annual Report to Shareholders for the year ended December 31, 1995 listed above, are incorporated herein by reference in response to Item 8 of this report.

(B)  REPORTS ON FORM 8-K

     On November 3, 1995, the Company filed a Current Report on Form 8-K regarding its press release of the same date, reporting the Company's results of operations for the quarter ended September 30, 1995, and the declaration of a cash dividend of $.05 per share, payable November 30, 1995.

(C)  EXHIBITS
     Exhibit No.   Description

       11 Statement re computation of earnings per share is incorporated herein by reference to page 24 of the Company's Annual Report to Shareholders for the year ended December 31, 1995.

       13 First Financial Bancorp 1995 Annual Report to Shareholders - portions which have been incorporated by reference herein are filed with this report, and portions which have not been incorporated herein are provided for information purposes only.

       23          Consent of Experts


(D)  FINANCIAL STATEMENT SCHEDULES

     No financial statement schedules are included in this report on the basis that they are either inapplicable or the information required to be set forth therein is contained in the financial statements incorporated herein by reference.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1996.

                                           FIRST  FINANCIAL  BANCORP

                                           /s/ LEON J. ZIMMERMAN
                                           ---------------------------
                                           Leon J. Zimmerman
                                           (President & Chief Executive Officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      CAPACITY                      DATE
                                      --------                      ----

 /s/ BOZANT KATZAKIAN           Director and Chairman           March 29, 1996
- --------------------------        of the Board
     Bozant Katzakian

 /s/ ANGELO J. ANAGNOS          Director                        March 29, 1996
- --------------------------
     Angelo J. Anagnos

 /s/ RAYMOND H. COLDANI         Director                        March 29, 1996
- --------------------------
     Raymond H. Coldani

 /s/ BENJAMIN R. GOEHRING       Director                        March 29 1996
- --------------------------
     Benjamin R. Goehring

 /s/ MICHAEL D. RAMSEY          Director                        March 29, 1996
- --------------------------
     Michael D. Ramsey

 /s/ FRANK M. SASAKI            Director                        March 29, 1996
- --------------------------
     Frank M. Sasaki

 /s/ WELDON D. SCHUMACHER       Director                        March 29, 1996
- --------------------------
     Weldon D. Schumacher

 /s/ DENNIS SWANSON             Director                        March 29, 1996
- --------------------------
     Dennis Swanson

 /s/ DAVID M. PHILIPP           Senior Vice President,          March 29, 1996
- --------------------------        Chief Financial Officer
     David M. Philipp             and Secretary (Principal
                                  Financial and Accounting
                                  Officer)

                               INDEX TO EXHIBITS

Exhibit                                                                    Page
- -------                                                                    ----




   11 Statement re computation of earnings per share is incorporated herein by reference to page 24 of theCompany's Annual Report to Shareholders for the year ended December 31, 1995.

   13    First Financial Bancorp 1995 Annual Report to Shareholders -       27
         portions which have been incorporated by reference herein are filed with this report, and portions which have not been incorporated herein are provided for information purposes only.

   23    Consent of Experts                                                 59