Form 10-Q
period 1996-03-31
FIRST FINANCIAL BANCORP /CA/
filed 1996-05-15
CIK 729502

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                      FOR THE PERIOD ENDED MARCH 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.
       FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                        COMMISSION FILE NUMBER: 0-12499


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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            [X] Yes  [_] No

  As of March 31, 1996, there were 1,306,996 shares of Common Stock, no par value, outstanding.

================================================================================

                            FIRST FINANCIAL BANCORP

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

                               TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
                                     PART I


Item 1.   Financial Statements.........................................      1

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................      4


                                    PART II


Item 1.   Legal Proceedings............................................      6

Item 2.   Changes in Securities........................................      6

Item 3.   Defaults Upon Senior Securities..............................      6

Item 4.   Submission of Matters to a Vote of Security Holders..........      6

Item 5.   Other Information............................................      6

Item 6.   Exhibits and Reports on Form 8-K.............................      7

ITEM 1. FINANCIAL STATEMENTS

                     FIRST FINANCIAL BANCORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                       MAR. 31      DEC. 31
                                                         1996         1995
                                                       -------      --------
ASSETS
- ------

Cash and due from banks                               $  3,378        4,488
Federal funds sold                                       4,400        3,300

Investment Securities:
  Held-to-maturity securities at amortized cost,
      market value of $2,156 and $2,170 at
      Mar. 31, 1996 and Dec. 31, 1995                    2,038        2,036
  Available-for-sale securities, at fair value          32,437       34,909
                                                      --------       ------

  Total investments                                     34,475       36,945

Loans                                                   54,053       51,483
Less: allowance for loan losses                            987          959
                                                      --------      -------

  Net loans                                             53,066       50,524

Bank premises and equipment, net                         6,289        6,449
Accrued interest receivable                              1,105        1,139
Other assets                                             1,501        1,127
                                                      --------      -------

Total Assets                                          $104,214      103,972
                                                      ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Liabilities:
  Deposits
   Noninterest bearing                                $  7,053        7,863
   Interest bearing                                     82,380       81,353
                                                      --------      -------

     Total deposits                                     89,433       89,216

  Accrued interest payable                                 393          408
  Other liabilities                                        226          199
  Note payable                                           2,577        2,585
                                                      --------      -------

     Total liabilities                                  92,629       92,408
                                                      --------      -------

Stockholders' equity:
  Common stock - no par value; authorized 9,000,000
   shares, issued and outstanding in 1996 and 1995,
   1,306,996 and, 1,306,296 shares                       7,314        7,314
  Retained earnings                                      4,122        4,059
  Net unrealized holding gains on available-for-sale
   securities                                              149          191
                                                      --------       ------

     Total stockholders' equity                         11,585       11,564
                                                      --------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $104,214      103,972
                                                      ========      =======

                     FIRST FINANCIAL BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                          THREE MONTHS ENDED MARCH 31

                                                          1996     1995
                                                         -------   -----
Interest income:
 Loans, including fees                                    $1,344   1,533
 Investment securities:
   Taxable                                                   449     351
   Exempt from Federal taxes                                  85      91
 Federal funds sold                                           62      37
                                                          ------   -----
   Total interest income                                   1,940   2,012

Interest expense:
 Deposit accounts                                            759     654
 Other                                                        69      70
                                                          ------   -----
   Total interest expense                                    828     724
                                                          ------   -----

   Net interest income                                     1,112   1,288
Provision for loan losses                                     55      20
                                                          ------   -----
   Net interest income after provision for
   loan losses                                             1,057   1,268
                                                          ------   -----
Noninterest income:
 Service charges                                             123     129
 Premiums and fees from SBA and mortgage operations           95      72
 Miscellaneous                                                11      12
                                                          ------   -----
   Total noninterest income                                  229     213
                                                          ------   -----

Noninterest expense:
 Salaries and employee benefits                              546     549
 Occupancy                                                   118      97
 Equipment                                                    85      98
 Other                                                       356     405
                                                          ------   -----
   Total noninterest expense                               1,105   1,149
                                                          ------   -----
   Income before provision for income taxes                  181     332
Provision for income taxes                                    53      98
                                                          ------   -----

   Net Income                                             $  128     234
                                                          ======   =====
EARNINGS PER SHARE:
Net Income                                                $ 0.10    0.18
                                                          ======   =====


                     FIRST FINANCIAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                          THREE MONTHS ENDED MARCH 31



                                                                       1996      1995
                                                                     --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $   128       234
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Decrease (increase) in loans held for sale                          925      (553)
     Increase (decrease) in deferred loan income                           5        (1)
     Provision for other real estate owned losses                          4      ----
     Depreciation and amortization                                        99       106
     Provision for loan losses                                            55        20
     Provision for deferred taxes                                         (3)      114
     Decrease in accrued interest receivable                              34       100
     (Decrease) increase in accrued interest payable                     (15)        5
     Increase (decrease) in other liabilities                             27      (439)
     Decrease (increase) in other assets                                  43       (81)
                                                                     -------    ------
          Net cash provided (used in) by operating activities          1,302      (495)
                                                                     -------    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of available-for-sale securities              5,445    10,046
  Purchases of available-for-sale securities                          (3,044)   (5,779)
  Increase in loans made to customers                                 (3,527)      (73)
  Proceeds from the sale of other real estate                             79      ----
  Purchases of bank premises and equipment                              (409)      (80)
                                                                     -------    ------
          Net cash (used in) provided by investing activities         (1,456)    4,114
                                                                     -------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) increase in deposits                           217    (4,382)
  Payments on note payable                                                (8)       (8)
  Dividends Paid                                                          65      ----
  Proceeds from issuance of common stock                                ----         1
                                                                     -------    ------
          Net cash provided (used in) by financing activities            144    (4,389)
                                                                     -------    ------
          Net decrease in cash and cash equivalents                      (10)     (770)

Cash and cash equivalents at beginning of period                       7,788     7,199
                                                                     -------    ------

Cash and cash equivalents at end of period                           $ 7,778     6,429
                                                                     =======    ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

CHANGES IN FINANCIAL CONDITION

Consolidated assets increased by $242 thousand, or .2% from December 31, 1995 to March 31, 1996. The increase in consolidated assets was driven by increased deposits and was not comparable to the seasonal declines in deposits that are typically experienced in the first quarter of each year. The departure from seasonal deposit trends can be partially attributable to the benefit from the fallout of deposits related to recent mergers among large banks as well as the growing benefits being realized from new business development disciplines that were established in late 1994. The Consolidated average assets for the first quarter of 1996 exceed the comparable prior year quarter by 3.4%, or $3.4 million while average earning assets increased over the prior year quarter by 2.8%, or $2.5 million.

Loans outstanding increased by $2.6 million, or 5.0% from December 31, 1995 to March 31, 1996. The increased loan activity is reflective of both stabilizing economic conditions as well as the success of new business development disciplines that were established in late 1994. New lending activity has been centered principally in real estate and commercial lending, including agriculture. The allowance for loan losses as a percentage of gross loans outstanding was 1.83% at March 31, 1996 compared to 1.86% at December 31, 1995. Nonaccrual loans increased by 15% from December 31, 1995 to March 31, 1996. The nonaccrual coverage of the allowance for loan losses decreased to .80 times at March 31, 1996 from .89 times at December 31, 1995. Total portfolio delinquency at March 31, 1996 stood at 4.37% compared to 2.57% at December 31, 1995. Management believes that the reserves established for nonaccrual loans are adequate with respect to the credit risk for those loans. The increase in the delinquency rate during the quarter is primarily attributable to the timing of loan renewals rather than any significant deterioration in the overall quality of the loan portfolio.

The following table depicts activity in the allowance for loan losses and allocation of reserves for and at the three and twelve months ended March 31, 1996 and December 31, 1995, respectively:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                                    3/31/96      12/31/95
                                                                                   --------    ----------
Balance at beginning of period                                                          959         1,127
Charge-offs:
   Commercial                                                                            75           357
   Real estate                                                                          ---            30
   Consumer                                                                              25            95
                                                                                      -----         -----
   Total charge-offs                                                                    100           482
Recoveries:
   Commercial                                                                            68           174
   Real estate                                                                          ---           ---
   Consumer                                                                               5            25
                                                                                      -----         -----
   Total recoveries                                                                      73           199
                                                                                      -----         -----
Net charge-offs                                                                          27           283
Additions charged to operations                                                          55           115
                                                                                      -----         -----
Balance at end of period                                                                987           959
                                                                                      =====         =====
Ratio of net charge-offs to average loans outstanding                                  0.21%         0.51%
                                                                                      =====         =====
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                                           3/31/96      3/31/96    12/31/95      12/31/95
           LOAN CATEGORY                                    AMOUNT   % OF LOANS      AMOUNT    % OF LOANS
           -------------                                   -------   ----------    --------    ----------
Commercial                                                     339        75.59%        295         84.29%
Real Estate                                                     54        19.19%         38         10.86%
Consumer                                                        10         5.22%         17          4.85%
Unallocated                                                    584          N/A         608           N/A
                                                              ----       ------        ----        ------
                                                               987       100.00%        959        100.00%
                                                              ====       ======        ====        ======

Consolidated equity increased to $11.59 million or 11.12% of total assets at March 31, 1996 compared to $11.56 million or 11.12% of total assets at December 31, 1995. The valuation adjustment related to investment securities available for sale reduced equity by $42 thousand at March 31, 1996 relative to December 31, 1995. The reduction in the unrealized holding gains for investments available-for-sale is the result of rising interest rates during the quarter. Equity was also reduced by $65 thousand during the quarter as a result of the $.05 per share dividend declared in connection with earnings for the fourth quarter of 1995. The risk capital position of the Company's subsidiary, Bank of Lodi, NA, declined slightly as a result of the growth in deposits and loans during the quarter. The total risk-based capital ratio was 14.73% at March 31, 1996 versus 15.1% at December 31, 1995. The Bank's leverage capital ratio was 9.05% at March 31, 1996 versus 9.0% at December 31, 1995.

CHANGES IN RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1996 decreased by $106 thousand, or approximately 45% over the first quarter of 1995. Earnings per share for the same periods were $.10 per share compared to $.18 per share. Return on average assets and average equity for the quarter ended March 31, 1996 were .49% and 4.4%, respectively, compared to .94% and 8.7%, respectively, for the quarter ended March 31, 1995. Based upon the operating results for the quarter ended March 31, 1996, the board of directors of First Financial Bancorp declared a cash dividend of $.05 per share, payable May 30, 1996 to shareholders of record on May 15, 1996.

A significant decline in net interest income and an increase in the provision for loan losses for the quarter relative to the prior year absorbed the benefit of several operational improvements with respect to other income and expenses. Net interest income declined by 13.6% due to the impact of recent interest rate reductions engineered by the Federal Reserve. In addition, the provision for loan losses increased by $35 thousand. Noninterest income increased by 7.7% on the strength of increased premium income from SBA and mortgage operations, and noninterest expenses declined by 3.8%.

Net interest income declined by $176 thousand, or 13.6% compared to the prior year quarter. Interest income declined by $72 thousand or 3.6%, while interest expenses increased $104 thousand or 14.4%. The yield on earning assets was significantly reduced by recent Federal Reserve action that served to reduce interest rates. The impact of reduced interest rates on deposits generally lags the immediate change in market rates, thus the cost of deposits only now fully reflects the Federal Reserves interest rate increases that had preceded the recent decreases. The impact of changing market interest rates was partially
mitigated by growth in average earning assets of $2.5 million, or 2.8%.   The
growth in average earning assets added $38 thousand to net interest income. The impact of changing market interest rates reduced net interest income by $131 thousand, while changes in the mix of earning assets and deposits relative to the prior year accounted for the remaining net interest reduction of $82 thousand. Average loans declined to 57% of average earning assets from 64% in the previous year, while average investments and federal funds sold increased to 43% of average earning assets form 36%. Noninterest bearing demand deposits remained at 8% of total deposits, NOW and money market deposits declined to 34% of total deposits from 35%, and certificates of deposit increased to 38% of deposits from 36%.

The provision for loan losses for the quarter ended March 31, 1996 was $55 thousand compared to $20 thousand in the prior year. The increase reflects the need to provide for specific reserves against certain nonaccrual loans, and is not indicative of general deterioration in the broader portfolio.

Noninterest income increased by $16 thousand, or 7.7% compared to the prior year quarter The increase reflects improved origination and loan sale volume in the mortgage and SBA operating areas which experienced a 31.5% increase in revenue over the previous year. While economic conditions have stabilized in the company's market area, the increased volumes are principally the result of improved marketing and officer calling efforts that were initiated in the previous year.

Noninterest expenses declined by $44 thousand, or 3.8%, compared to the prior year. The decline was centered principally in other noninterest expenses, although there was a decline in salaries and employee benefits as well as equipment expenses. The majority of the decline in other noninterest expenses reflects the reduced deposit insurance assessments for 1996 compared to 1995. Excluding deposit insurance assessments, other noninterest expenses increased over the prior year due to increased transaction volumes and increased professional expenses related to loan resolution efforts and other management consulting costs. Occupancy expenses increased by $21 thousand, or 22%, due to increased vacancy in the company's headquarters building. Management is actively seeking tenants to occupy approximately 7,700 feet of vacant space.

BASIS OF PRESENTATION

First Financial Bancorp is the holding company for the Bank of Lodi, N.A. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation.
In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the year ended December 31, 1996. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 1995 Annual Report to Shareholders.


PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held on April 23, 1996. The purpose of the meeting was to elect the company's board of directors. The following directors were elected based upon the votes cast as indicated: Angelo J. Anagnos: for - 870,462, against - 0, withheld - 3,531; Raymond H. Coldani: for - 868,875, against - 0, withheld - 5,118; Benjamin R. Goehring: for - 870,330, against - 0, withheld - 3,663; Bozant Katzakian: for - 828, 643, against - 0, withheld - 45,350; Michael D. Ramsey: for - 870,462, against -0, withheld - 3,531; Frank M. Sasaki: for - 870,462, against - 0, withheld
         - 3,531; Weldon D. Schumacher: for - 870,462, against - 0, withheld - 3,531; Dennis R. Swanson: for - 869,933, against - 0, withheld - 4,060.

         There were 1,306,996 shares issued and outstanding as of the record date, March 1, 1996.

ITEM 5.  OTHER INFORMATION

          Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   EXHIBITS

EXHIBIT
NUMBER
- ------
   2       Not Applicable.

   4       Registrant's current Bylaws.

   10      Post Effective Amendment No. 1 to Form S8 Registration Statement
           (File Number 3340954).

   11 Earnings per common and common share equivalents are calculated by dividing net income by the weighted-average number of common and common share equivalents outstanding during the period. Stock options are considered common share equivalents for this calculation.
           Weighted average shares used in the computation of earnings per share were 1,339,543 and 1,308,351 for the quarters ended March 31, 1996 and 1995, respectively.

   15      Not Applicable.

   16      Not Applicable.

   18      Not Applicable.

   19      Not Applicable.

   20      Not Applicable.

   23      Notice of Annual Meeting and Proxy Statement dated March 29, 1996;
           filed April 1, 1996.

   24      Not Applicable

   25      Not Applicable

   27      Financial Data Schedule

   28      Not Applicable

  (b)      REPORTS ON FORM 8-K

          On April 29, 1996, the company filed a Form 8-K dated April 29, 1996 regarding earnings for the first quarter of 1996 and the declaration of a cash dividend.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FIRST FINANCIAL BANCORP



Date May 15, 1996                    /s/ David M. Philipp
     ------------                    ----------------------------
                                     David M. Philipp
                                     Executive Vice-President
                                     Chief Financial Officer
                                     Corporate Secretary