Form 10-Q
period 1996-06-30
FIRST FINANCIAL BANCORP /CA/
filed 1996-07-31
CIK 729502

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                                  (MARK ONE)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)  OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                      FOR THE PERIOD ENDED JUNE 30, 1996

                                       OR

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.
          FOR THE TRANSITION PERIOD FROM          TO

                       COMMISSION FILE NUMBER : 0-12499


                            FIRST FINANCIAL BANCORP
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
            ------------------------------------------------------


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

                                                  [ X ] Yes  [  ] No

  As of June 30, 1996, there were 1,307,021 shares of Common Stock, no par value, outstanding.

================================================================================

                            FIRST FINANCIAL BANCORP

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS


                                                             PAGE
                                                             ----
                                     PART I

Item 1.   Financial Statements................................  1

Item 2.   Management's Discussion  and Analysis of Financial
          Condition and Results of Operations.................  4


                                    PART II

Item 1.    Legal Proceedings..................................  6

Item 2.    Changes in Securities..............................  6

Item 3.    Defaults Upon Senior Securities....................  6

Item 4.    Submission of Matters to a Vote of Security Holders  7

Item 5.    Other Information..................................  7

Item 6.    Exhibits and Reports on Form 8-K...................  7

ITEM 1. FINANCIAL STATEMENTS

                    FIRST FINANCIAL BANCORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                 JUNE 30   DEC. 31
ASSETS                                                                            1996       1995
- ------                                                                          --------   -------
Cash and due from banks                                                         $  4,901   $  4,488
Federal funds sold                                                                 1,500      3,300

Investment Securities:
  Held-to-maturity securities at amortized cost, market value of
     $2,137 and $2,170 at June 30, 1996 and Dec. 31, 1995                          2,038      2,036
  Available-for-sale securities, at fair value                                    30,894     34,909
                                                                                --------   --------

  Total investments                                                               32,932     36,945

Loans                                                                             56,123     51,483
Less: allowance for loan losses                                                    1,168        959
                                                                                --------   --------

  Net loans                                                                       54,955     50,524

Bank premises and equipment, net                                                   6,931      6,449
Accrued interest receivable                                                        1,224      1,139
Other assets                                                                       1,269      1,127
                                                                                --------   --------

Total Assets                                                                    $103,712   $103,972
                                                                                ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Liabilities:
  Deposits
   Noninterest bearing                                                          $  8,305   $  7,863
   Interest bearing                                                               80,765     81,353
                                                                                --------   --------

     Total deposits                                                               89,070     89,216

  Accrued interest payable                                                           406        408
  Other liabilities                                                                  117        199
  Note payable                                                                     2,568      2,585
                                                                                --------   --------

     Total liabilities                                                            92,161     92,408
                                                                                --------   --------

Stockholders' equity:
  Common stock - no par value; authorized 9,000,000 shares,
       issued and outstanding in 1996 and 1995, 1,307,021
       and, 1,306,296 shares                                                       7,314      7,314
  Retained earnings                                                                4,218      4,059
  Net unrealized holding gains on available-for-sale securities                       19        191

     Total stockholders' equity                                                   11,551     11,564
                                                                                --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $103,712   $103,972
                                                                                ========   ========

                     FIRST FINANCIAL BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                        THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                            1996            1995               1996            1995
                                            ----            ----               ----            ----
                                       (DOLLAR AMOUNTS IN THOUSANDS,       (DOLLAR AMOUNTS IN THOUSANDS,
                                         EXCEPT PER SHARE AMOUNTS)           EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME:
 Loans, including fees                     $1,387          $1,560              $2,731         $3,093
 Investment securities:
   Taxable                                    453             312                 902            663
   Exempt from Federal taxes                   84              92                 169            183
 Federal funds sold                            44              38                 106             75
                                           ------          ------              ------         ------
   Total interest income                    1,968           2,002               3,908          4,014

INTEREST EXPENSE:
 Deposit accounts                             747             703               1,506          1,357
 Other                                         69              70                 138            140
                                           ------          ------              ------         ------
   Total interest expense                     816             773               1,644          1,497
                                           ------          ------              ------         ------

   Net interest income                      1,152           1,229               2,264          2,517

Provision for loan losses                     130              15                 185             35
                                           ------          ------              ------         ------

   Net interest income after provision
    for loan losses                         1,022           1,214               2,079          2,482

NONINTEREST INCOME:
  Service charges                             139             132                 262            261
  Premiums and fees from SBA and
   mortgage operations                        119              98                 214            170
  Miscellaneous                                12               9                  23             21
                                           ------          ------              ------         ------
   Total noninterest income                   270             239                 499            452

NONINTEREST EXPENSE:
  Salaries and employee benefits              552             533               1,098          1,082
  Occupancy                                   130             102                 248            199
  Equipment                                    69              93                 154            191
  Other                                       324             350                 680            755
                                           ------          ------              ------         ------
   Total noninterest expense                1,075           1,078               2,180          2,227
                                           ------          ------              ------         ------

   Income before provision for income
    taxes                                     217             375                 398            707
Provision for income taxes                     55             131                 108            229
                                           ------          ------              ------         ------
   Net Income                              $  162          $  244              $  290         $  478
                                           ======          ======              ======         ======

EARNINGS PER SHARE:
Net Income                                 $ 0.12          $ 0.19              $ 0.22         $ 0.36
                                           ======          ======              ======         ======

                     FIRST FINANCIAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                            SIX MONTHS ENDED JUNE 30

                                                                   1996      1995
                                                                 --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $   290   $   478
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Increase in loans held for sale                                 (10)       (4)
     Increase in deferred loan income                                 73        12
     Provision for other real estate owned losses                      4        --
     Depreciation and amortization                                   201       213
     Provision for loan losses                                       185        35
     Provision for deferred taxes                                     (4)      126
     Increase in accrued interest receivable                         (85)     (116)
     (Decrease) increase in accrued interest payable                  (2)       44
     Decrease in other liabilities                                   (82)     (532)
     Increase in other assets                                        (99)      (81)
                                                                 -------   -------
          Net cash provided  by operating activities                 471       175
                                                                 -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of available-for-sale securities         11,679    13,451
  Purchases of available-for-sale securities                      (7,958)   (6,841)
  Increase in loans made to customers                             (4,679)     (837)
  Proceeds from the sale of other real estate                         79        --
  Purchases of bank premises and equipment                          (685)     (101)
                                                                 -------   -------
          Net cash (used in) provided by investing activities     (1,564)    5,672

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                                          (146)   (6,425)
  Payments on note payable                                           (17)      (16)
  Dividends Paid                                                    (131)      (65)
  Proceeds from issuance of common stock                              --         4
                                                                 -------   -------
          Net cash used in financing activities                     (294)   (6,502)
                                                                 -------   -------
          Net decrease in cash and cash equivalents               (1,387)     (655)
Cash and cash equivalents at beginning of period                   7,788     7,199
                                                                 -------   -------

Cash and cash equivalents at end of period                       $ 6,401   $ 6,544
                                                                 =======   =======

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

CHANGES IN FINANCIAL CONDITION

Consolidated total assets at June 30, 1996 were $260 thousand below the comparable level at December 31, 1995. Although total assets were virtually unchanged, there were several changes in the mix of assets. The loan portfolio grew by $4.6 million, or 9%, from December 31, 1995 to June 30, 1996. The portfolio growth reflects both improvements in the local economy and the result of focused and disciplined business development efforts. The growth in the loan portfolio was funded by net maturities in the investment portfolio which declined by $4 million, or 11%. Bank premises and equipment increased by $482 thousand, or 7%, reflecting the investment in a new information system to which the company converted in mid-June, 1996.

Total deposits were $89.1 million at June 30, 1996 compared to $89.2 million at December 31, 1995. Despite little change in total deposits, noninterest bearing deposits increased by $442 thousand, or 6%. Total deposits increased by $5.5 million, or 7%, over the comparable total at June 30, 1995. Focused business development efforts coupled with the fallout from recent merger activity among large banks have generated increases in new consumer and business deposit account relationships.

The allowance for loan losses at June 30, 1996 is in excess of the December 31, 1995 balance by $209 thousand, or 22%. The increased reserve can be attributed to both the increased loan volume since December 31, 1995 as well as loan loss provisions charged against income to provide for specific credit exposure that has developed for certain identifiable loans. Nonaccrual loans increased by $451 thousand, or 42% from December 31, 1995 to June 30, 1996, and the allowance for loan losses nonaccrual coverage ratio declined to .76 times from .89 times. Total portfolio delinquency at June 30, 1996 was 4.14%, compared to 4.37% at March 31, 1996 and 2.57% at December 31, 1995. Management believes that the allowance for loan losses at June 30, 1996 is adequate. The following tables depicts activity in the allowance for loan losses and allocation of reserves for and at the six and twelve months ended June 30, 1996 and December 31, 1995, respectively:


ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                         6/30/96     12/31/95
                                                        --------    ----------
Balance at beginning of period                               959         1,127
Charge-offs:
   Commercial                                                 75           357
   Real estate                                                --            30
   Consumer                                                   35            95
                                                        --------    ----------
   Total charge-offs                                         110           482
Recoveries:
   Commercial                                                127           174
   Real estate                                                --            --
   Consumer                                                    7            25
                                                        --------    ----------
   Total recoveries                                          134           199
                                                        --------    ----------
Net charge-offs                                              (24)          283
Additions charged to operations                              185           115
                                                        --------    ----------
Balance at end of period                                   1,168           959
                                                        ========    ==========
Ratio of net charge-offs to average loans outstanding       (.04%)        0.51%
                                                        ========    ==========


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                     6/30/96     6/30/96    12/31/95     12/31/95
           LOAN CATEGORY              AMOUNT   % OF LOANS     AMOUNT    % OF LOANS
          --------------             -------   ----------   --------    ----------
Commercial                               501       68.80%       295         84.29%
Real Estate                               43       25.89%        38         10.86%
Consumer                                  36        5.31%        17          4.85%
Unallocated                              588         N/A        608           N/A
                                       -----       -----       ----        ------
                                       1,168      100.00%       959        100.00%
                                       =====      ======       ====        ======

Consolidated equity declined by $13 thousand from December 31, 1995 to June 30, 1996. Consolidated equity represented 11.14% of consolidated assets at June 30, 1996 compared to 11.12% at December 31, 1995. The increase in equity from earnings of $290 thousand for the six months ended June 30, 1996 was more than offset by dividend payments of $131 thousand and a reduction to equity of $172 thousand to reflect the after-tax market value decline of the available-for-sale portion of the investment portfolio. The decline in investment portfolio market value reflects the impact of rising market interest rates during the six months ended June 30, 1996. The risk capital position of the Company's subsidiary, Bank of Lodi, NA, declined slightly as a result of increased lending volume.
The total risk-based capital ratio was 14.58% at June 30, 1996 compared to 15.1% at December 31, 1995. The Bank's leverage capital ratio was 9.27% at June 30, 1996 versus 9.0% at December 31, 1995.

CHANGES IN RESULTS OF OPERATION - THREE MONTHS ENDED JUNE 30, 1996

Net income for the three months ended June 30, 1996 was $162 thousand, or $.12 per share, and represented a decline of 34% relative to the three months ended June 30, 1995. Annualized return on average assets and equity were .62% and 5.7%, respectively, compared to .99% and 8.9%, respectively, for the comparable prior year quarter. Improvements in noninterest income and noninterest expenses were offset by a decline in net interest income and an increase in the provision for loan losses. Based upon the earnings for the three months ended June 30, 1996, the board of directors of First Financial Bancorp declared a cash dividend of $.05 per share, payable August 30, 1996 to shareholders of record August 15, 1996.

Net interest income declined by $77 thousand, or 6%, relative to the comparable prior year quarter. The $77 difference represents the net impact of significant changes in the volume and mix of earning assets and deposits as well as the general level of interest rates. Average earning assets and deposits for the three months ended June 30, 1996 increased by $5.8 million, or 6.7%, and $5.0 million, or 5.8%, respectively, over the prior year quarter. Excluding the impact of lower interest rates and changes in the mix of earning assets and deposits, net interest income was increased $89 thousand as a result of the higher volume of average earning assets and deposits. Loans as a percentage of earning assets declined to 59% from 67% for the comparable prior year quarter. Average certificates of deposit to total deposits increased by 100 basis points to 38%. The impact of these mix changes was a reduction of net interest income for the quarter of $70 thousand excluding the impact of volume and rate changes. Finally, the impact of lower interest rates relative to the prior year quarter reduced net interest income by $96 thousand.

The provision for loan losses increased by $115 thousand to $130 thousand. The increase reflects additions to the allowance for loan losses as necessitated by conditions discussed above under Changes in Financial Condition.

Noninterest income increased by $31 thousand, or 13%, reflecting increases in both service charge income as well as income for SBA and mortgage operations. Service charge income increased as a result of increased deposit volumes as well as slight changes in certain minimum deposit balance requirements. SBA and mortgage income improved by 21%. Lower interest rates stimulated mortgage demand above year-ago levels. A combination of focused business development efforts and an improving local economy increased the volume of SBA originations and sales.

Noninterest expenses were $3 thousand below the prior year level despite a 27% increase in occupancy expenses. Occupancy expenses increased by $28 thousand as a result of increased vacancy levels in the Company's headquarters building in Lodi. Management is actively seeking tenants to occupy approximately 7,700 feet of vacant space. Salaries and benefits expenses increased by 4% relative to the prior year quarter. Equipment and other noninterest expenses declined by 26% and 7%, respectively. The decline in equipment expenses reflects a reduction in maintenance expenses for which the prior year quarter had a significant level of charges that would not normally recur on an annual basis. The decline in other noninterest expenses reflects a reduction in regulatory assessments, and to a lesser extent, reductions in controllable administrative expenses.

CHANGES IN RESULTS OF OPERATION - SIX MONTHS ENDED JUNE 30, 1996

Net income for the six months ended June 30, 1996 was $290 thousand, or $.22 per share, and represented a decline of 39% relative to the six months ended June 30, 1995. Annualized return on average assets and equity were .56% and 5.0%, respectively, compared to .97% and 8.8%, respectively, for the comparable prior year period. Improvements in noninterest income and noninterest expenses were offset by a decline in net interest income and an increase in the provision for loan losses.

Net interest income declined by $253 thousand, or 10%, relative to the comparable prior year quarter. Approximately 70%, or $176 thousand, of the $253 thousand decline occured during the first quarter of 1996. Deposit growth and loan production accelerated during the second quarter of 1996 and reduced the net interest difference with the comparable 1995 period. The $253 difference represents the net impact of significant changes in the volume and mix of earning assets and deposits as well as the general level of interest rates. Average earning assets and deposits for the six months ended June 30, 1996 increased by $4.1 million, or 4.6%, and $3.4 million, or 3.9%, respectively, over the prior year period. Excluding the impact of lower interest rates and changes in the mix of earning assets and deposits, net interest income was increased $127 thousand as a result of the higher volume of average earning assets and deposits. Loans as a percentage of earning assets declined to 58% from 65% for the comparable prior year period. Average certificates of deposit to total deposits increased by 100 basis points to 38%. The impact of these mix changes was a reduction of net interest income for the quarter of $191 thousand excluding the impact of volume and rate changes. Finally, the impact of lower interest rates relative to the prior year quarter reduced net interest income by $189 thousand.

The provision for loan losses increased by $150 thousand to $185 thousand. The increase principally reflects the additions to the allowance for loan losses made during the second quarter as necessitated by conditions discussed above under Changes in Financial Condition.

Noninterest income increased by $47 thousand, or 10%, reflecting increases in income for SBA and mortgage operations. SBA and mortgage income improved by 26%. Lower interest rates stimulated mortgage demand above year-ago levels. A combination of focused business development efforts and an improving economy increased the volume of SBA originations and sales.

Noninterest expenses were $47 thousand, or 2% below the prior year level despite a 25% increase in occupancy expenses. Occupancy expenses increased by $49 thousand as a result of increased vacancy levels in the Company's headquarters building in Lodi. Management is actively seeking tenants to occupy approximately 7,700 feet of vacant space. Salaries and benefits expenses increased by 1% relative to the prior year period. Equipment and other noninterest expenses declined by 19% and 10%, respectively. The decline in equipment expenses reflects a reduction in maintenance expenses for which the prior year second quarter had a significant level of charges that would not normally recur on an annual basis. The decline in other noninterest expenses reflects a reduction in regulatory assessments, and to a lesser extent, reductions in controllable administrative expenses.


BASIS OF PRESENTATION

First Financial Bancorp is the holding company for the Bank of Lodi, N.A.. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation.
In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three and six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the year ended December 31, 1996. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 1995 Annual Report to Shareholders.

PART II -- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.


ITEM 5.   OTHER INFORMATION

          On July 25, 1996, the First Financial Bancorp Board of Directors declared a cash dividend of $.05 per share, payable August 30, 1996, to shareholders of record on August 15, 1996. This is the sixth consecutive quarterly dividend declared by First Financial Bancorp.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)     EXHIBITS

EXHIBIT
NUMBER
- ------

    2     Not Applicable.

    4     Registrant's current Bylaws.

   10 Post Effective Amendment No. 1 to Form S8 Registration Statement (File Number 3340954).

   11 Earnings per common and common share equivalents are calculated by dividing net income by the weighted-average number of common and common share equivalents outstanding during the period. Stock options are considered common share equivalents for this calculation. Weighted average shares used in the computation of earnings per share for the three months ended June 30,1996 and 1995 were 1,347,334 and 1,312,995, respectively. Weighted average shares used in the computation of earnings per share for the six months ended June 30,1996 and 1995 were 1,339,553 and 1,312,995, respectively.

   15     Not Applicable.

   16     Not Applicable.

   18     Not Applicable.

   19     Not Applicable.

   20     Not Applicable.

   23 Notice of Annual Meeting and Proxy Statement dated March 29, 1996; filed April 1, 1996.

   24     Not Applicable

   25     Not Applicable

   27     Financial Data Schedule

   28     Not Applicable

   (b)    REPORTS ON FORM 8-K

          Not Applicable

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FIRST FINANCIAL BANCORP



Date July 31, 1996                     /s/ David M. Philipp
     -------------                   ----------------------------
                                     David M. Philipp
                                     Executive Vice-President
                                     Chief Financial Officer
                                     Corporate Secretary