Form 10-Q
period 1996-09-30
FIRST FINANCIAL BANCORP /CA/
filed 1996-11-13
CIK 729502

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                                   (MARK ONE)

  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)  OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1996

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

701 SOUTH HAM LANE ,  LODI,  CALIFORNIA                            95242
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

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

                                           [ X ] Yes  [   ] No

  As of September 30, 1996, there were 1,307,400 shares of Common Stock, no par value, outstanding.

================================================================================

                            FIRST FINANCIAL BANCORP

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----

                                     PART I

Item 1.    Financial Statements........................................   1

Item 2.    Management's Discussion  and Analysis of Financial
           Condition and Results of Operations.........................   4


                                    PART II

Item 1.    Legal Proceedings...........................................   7

Item 2.    Changes in Securities.......................................   7

Item 3.    Defaults Upon Senior Securities.............................   7

Item 4.    Submission of Matters to a Vote of Security Holders.........   7

Item 5.    Other Information...........................................   7

Item 6.    Exhibits and Reports on Form 8-K............................   7


ITEM 1.   FINANCIAL STATEMENTS

                     FIRST FINANCIAL BANCORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                        SEP. 30    DEC. 31
ASSETS                                                                                   1996       1995
                                                                                       --------   --------

Cash and due from banks                                                                $  5,103    $  4,488
Federal funds sold                                                                        4,100       3,300

Investment Securities:
  Held-to-maturity securities at amortized cost, market value of
   $1,888 and $2,170 at Sep. 30, 1996 and Dec. 31, 1995                                   1,790       2,036
  Available-for-sale securities, at fair value                                           30,867      34,909
                                                                                       --------    --------

  Total investments                                                                      32,657      36,945


Loans                                                                                    55,895      51,483
Less: allowance for loan losses                                                           1,244         959
                                                                                       --------    --------

  Net loans                                                                              54,651      50,524

Bank premises and equipment, net                                                          6,883       6,449
Accrued interest receivable                                                               1,241       1,139
Other assets                                                                              1,540       1,127
                                                                                       --------    --------

Total Assets                                                                           $106,175    $103,972
                                                                                       ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
  Deposits
   Noninterest bearing                                                                 $ 10,233    $  7,863
   Interest bearing                                                                      81,091      81,353
                                                                                       --------    --------

     Total deposits                                                                      91,324      89,216


  Accrued interest payable                                                                  338         408
  Other liabilities                                                                         391         199
  Note payable                                                                            2,559       2,585
                                                                                       --------    --------

     Total liabilities                                                                   94,612      92,408
                                                                                       --------    --------


Stockholders' equity:
  Common stock - no par value; authorized 9,000,000 shares,
   issued and outstanding in 1996 and 1995,
   1,307,400 and, 1,306,296 shares                                                        7,314       7,314
  Retained earnings                                                                       4,279       4,059
  Net unrealized holding (loss) gain on available-for-sale securities                       (30)        191
                                                                                       --------    --------

     Total stockholders' equity                                                          11,563      11,564
                                                                                       --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $106,175    $103,972
                                                                                       ========    ========

                     FIRST FINANCIAL BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                            THREE MONTHS ENDED SEP. 30            NINE MONTHS ENDED SEP. 30
                                                1996          1995                   1996          1995
                                                ----          ----                   ----          ----
                                           (DOLLAR AMOUNTS IN THOUSANDS,        (DOLLAR AMOUNTS IN THOUSANDS,
                                             EXCEPT PER SHARE AMOUNTS)            EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME:
  Loans, including fees                        $1,463        $1,560                 $4,194        $4,653
  Investment securities:
    Taxable                                       455           343                  1,357         1,006
    Exempt from Federal taxes                      75            85                    244           268
  Federal funds sold                               49            48                    155           123
                                               ------        ------                 ------        ------

    Total interest income                       2,042         2,036                  5,950         6,050

INTEREST EXPENSE:
  Deposit accounts                                738           745                  2,244         2,102
  Other                                            69            69                    207           209
                                               ------        ------                 ------        ------

    Total interest expense                        807           814                  2,451         2,311
                                               ------        ------                 ------        ------

    Net interest income                         1,235         1,222                  3,499         3,739

Provision for loan losses                         115            51                    300            86
                                               ------        ------                 ------        ------

    Net interest income after provision
     for loan losses                            1,120         1,171                  3,199         3,653

NONINTEREST INCOME:
  Service charges                                 171           122                    433           383
  Premiums and fees from SBA and
   mortgage operations                            125           142                    339           312
  Miscellaneous                                    20             7                     43            28
                                               ------        ------                 ------        ------

    Total noninterest income                      316           271                    815           723

NONINTEREST EXPENSE:
  Salaries and employee benefits                  544           579                  1,642         1,661
  Occupancy                                       131           114                    379           313
  Equipment                                        93            91                    247           284
  Other                                           488           316                  1,168         1,071
                                               ------        ------                 ------        ------

    Total noninterest expense                   1,256         1,100                  3,436         3,329
                                               ------        ------                 ------        ------

    Income before provision for income
     taxes                                        180           342                    578         1,047

Provision for income taxes                         54           131                    162           348
                                               ------        ------                 ------        ------

    Net Income                                 $  126        $  211                 $  416        $  699
                                               ======        ======                 ======        ======

EARNINGS PER SHARE:
    Primary                                    $ 0.09        $ 0.17                 $ 0.31        $ 0.54
                                               ======        ======                 ======        ======
    Fully Diluted                              $ 0.09        $ 0.17                 $ 0.30        $ 0.54
                                               ======        ======                 ======        ======


                     FIRST FINANCIAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                         NINE MONTHS ENDED SEPTEMBER 30

                                                                            1996                   1995
                                                                          --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $    416               $    699
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Decrease in loans held for sale                                             240                    229
   Increase in deferred loan income                                             58                     17
   Provision for other real estate owned losses                                 33                   ----
   Depreciation and amortization                                               326                    321
   Provision for loan losses                                                   300                     86
   Provision for deferred taxes                                                (20)                   477
   Increase in accrued interest receivable                                    (102)                   (98)
   (Decrease) increase in accrued interest payable                             (70)                    67
   Increase (Decrease) in other liabilities                                    192                   (453)
   Increase in other assets                                                   (160)                  (338)
                                                                          --------               --------
    Net cash provided  by operating activities                               1,213                    977

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of held-to-maturity securities                        250                   ----
  Proceeds from maturity of available-for-sale securities                   17,634                 17,639
  Purchases of available-for-sale securities                               (13,970)               (18,461)
  (Increase) decrease in loans made to customers                            (4,966)                 1,947
  Proceeds from the sale of other real estate                                  132                   ----
  Purchases of bank premises and equipment                                    (764)                  (114)
                                                                          --------               --------
    Net cash (used in) provided by investing activities                     (1,684)                 1,011

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase (decrease) in deposits                                        2,108                 (3,388)
  Payments on note payable                                                     (26)                   (23)
  Dividends Paid                                                              (196)                  (131)
  Proceeds from issuance of common stock                                       ---                      4
                                                                          --------               --------
    Net cash provided by (used in) financing activities                      1,886                 (3,538)
                                                                          --------               --------
    Net Increase (decrease) in cash and cash equivalents                     1,415                 (1,550)

Cash and cash equivalents at beginning of period                             7,788                  7,199
                                                                          --------               --------

Cash and cash equivalents at end of period                                $  9,203               $  5,649
                                                                          ========               ========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

CHANGES IN FINANCIAL CONDITION

Consolidated total assets at September 30, 1996 were $2.2 million above the comparable level at December 31, 1995 due to growth in deposits. The loan portfolio grew by $4.4 million, or 9%, from December 31, 1995 to September 30, 1996. The portfolio growth reflects both improvements in the local economy and the result of focused and disciplined business development efforts. The growth in the loan portfolio was funded by net maturities in the investment portfolio which declined by $4.3 million, or 12%. Bank premises and equipment increased by $434 thousand, or 7%, reflecting the investment in a new information system to which Bank of Lodi converted in mid-June, 1996.

Total deposits were $91.3 million at September 30, 1996 compared to $89.2 million at December 31, 1995. Noninterest bearing deposits increased by $2.4 million, or 30%, while interest bearing deposits were virtually unchanged. Total deposits increased by $4.7 million, or 5%, over the comparable total at June 30, 1995. Focused business development efforts coupled with the fallout from recent merger activity among large banks with offices in the local area have generated increases in new consumer and business deposit account relationships.

The allowance for loan losses at September 30, 1996 is in excess of the December 31, 1995 balance by $285 thousand, or 30%. The increased reserve can be attributed to both the increased loan volume since December 31, 1995 as well as loan loss provisions charged against income to provide for specific credit exposure that has developed for certain identifiable loans. Nonaccrual loans increased by $137 thousand, or 13% from December 31, 1995 to September 30, 1996, and the allowance for loan losses nonaccrual coverage ratio increased to 1.03 times from .89 times. Total portfolio delinquency at September 30, 1996 was 2.34%, compared to 2.57% at December 31, 1995. Management believes that the allowance for loan losses at September 30, 1996 is adequate. The following tables depicts activity in the allowance for loan losses and allocation of reserves for and at the nine and twelve months ended September 30, 1996 and December 31, 1995, respectively:


ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                       9/30/96             12/31/95
                                                                      ---------           ----------

Balance at beginning of period                                             959                 1,127
Charge-offs:
   Commercial                                                              164                   357
   Real estate                                                            ----                    30
   Consumer                                                                 54                    95
                                                                      --------            ----------
   Total charge-offs                                                       218                   482
Recoveries:
   Commercial                                                              195                   174
   Real estate                                                            ----                  ----
   Consumer                                                                  8                    25
                                                                      --------            ----------
   Total recoveries                                                        203                   199
                                                                      --------            ----------
Net charge-offs                                                             15                   283
Additions charged to operations                                            300                   115
                                                                      --------            ----------
Balance at end of period                                                 1,244                   959
                                                                      ========            ==========
Ratio of net charge-offs to average loans outstanding                      .03%                 0.51%
                                                                      ========            ==========

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                  9/30/96     9/30/96          12/31/95     12/31/95
           LOAN CATEGORY                           AMOUNT  % OF LOANS            AMOUNT   % OF LOANS
           -------------                         --------    --------          --------     --------
Commercial                                            522       58.92%              295        84.29%
Real Estate                                            51       33.93%               38        10.86%
Consumer                                               34        7.15%               17         4.85%
Unallocated                                           637         N/A               608          N/A
                                                 --------    --------          --------     --------
                                                    1,244      100.00%              959       100.00%
                                                 ========    ========          ========     ========

Consolidated equity was virtually unchanged from December 31, 1995 to September 30, 1996 as increases from earnings were offset by dividends and a change from a net unrealized gain on investment securities to a net unrealized loss on investment securities that was driven by rising interest rates. Consolidated equity represented 10.89% of consolidated assets at September 30, 1996 compared to 11.12% at December 31, 1995. The increase in equity from earnings of $416 thousand for the nine months ended September 30, 1996 was more than offset by dividend payments of $196 thousand and a reduction to equity of $221 thousand to reflect the after-tax market value decline of the available-for-sale portion of the investment portfolio. The decline in investment portfolio market value reflects the impact of rising market interest rates during the nine months ended September 30, 1996. The risk capital position of the Company's subsidiary, Bank of Lodi, NA, declined slightly as a result of increased lending volume. The total risk-based capital ratio was 14.67% at June 30, 1996 compared to 15.1% at December 31, 1995. The Bank's leverage capital ratio was 9.27% at September, 1996 versus 9.0% at December 31, 1995.

CHANGES IN RESULTS OF OPERATION - THREE MONTHS ENDED SEPTEMBER 30, 1996

Net income for the three months ended September 30, 1996 was $126 thousand, or $.09 per share, and represented a decline of 40% relative to the three months ended September 30, 1995. Annualized return on average assets and equity were
 .48% and 4.4%, respectively, compared to .88% and 7.8%, respectively, for the comparable prior year quarter. Improvements in net interest income and noninterest income were offset by increased noninterest expenses and an increase in the provision for loan losses. Based upon the earnings for the three months ended September 30, 1996, the board of directors of First Financial Bancorp declared a cash dividend of $.05 per share, payable November 29, 1996 to shareholders of record November 15, 1996.

Net interest income increased by $13 thousand, or 1%, relative to the comparable prior year quarter. The $13 thousand difference represents the net impact of significant changes in the volume and mix of earning assets and deposits as well as the general level of interest rates. Average earning assets and deposits for the three months ended September 30, 1996 increased by $4.2 million, or 4.8%, and $5.1 million, or 6.0%, respectively, over the prior year quarter. Excluding the impact of lower interest rates and changes in the mix of earning assets and deposits, net interest income was increased $50 thousand as a result of the higher volume of average earning assets and deposits. Loans as a percentage of earning assets declined to 61% from 65% for the comparable prior year quarter. Noninterest bearing deposits increased to 10% of total nonequity funding compared to 8% in the comparable prior year quarter The impact of these mix changes was a reduction of net interest income for the quarter of $20 thousand excluding the impact of volume and rate changes. Finally, the impact of lower interest rates relative to the prior year quarter reduced net interest income by $17 thousand.

The provision for loan losses increased by $64 thousand to $115 thousand. The increase reflects additions to the allowance for loan losses as necessitated by conditions discussed above under Changes in Financial Condition.

Noninterest income increased by $45 thousand, or 17%, reflecting increases in service charge income. Service charge income increased as a result of increased deposit account levels as well as slight changes in certain minimum deposit balance requirements that went into effect late in the second quarter of 1996. Although lower interest rates have stimulated mortgage demand, and a combination of focused business development efforts and an improving local economy have helped SBA originations and sales, volumes and income for the current quarter fell short of the relatively strong levels of the comparable prior year quarter. SBA and mortgage income declined by $17 thousand, or 12%.

Noninterest expenses were $156 thousand, or 14% above the comparable prior year quarter. Occupancy expenses increased by $17 thousand as a result of increased vacancy levels in the Company's headquarters building in Lodi. Management is actively seeking tenants to occupy approximately 7,700 feet of vacant space. Salaries and benefits expenses declined by 6% relative to the prior year quarter due to reduced staffing levels resulting from outsourcing and other efficiencies realized from the conversion to new information systems during the second quarter of 1996. Although progress was made in reducing other general administrative expenses, certain other noninterest expenses increased during the third quarter relative to 1995. Legal and professional costs increased by $44 thousand due to costs associated with resolving nonperforming loans and consulting expenses related to strategic planning and external credit reviews. Expenses and loss provisions related to holding and disposing of other real estate owned increased by $20 thousand. Costs related to the newly outsourced check processing and statement rendering processes were $55 thousand. Prior year costs for in-house check processing and statement rendering are reflected in salaries and benefits as well as equipment expenses for 1995.

CHANGES IN RESULTS OF OPERATION - NINE MONTHS ENDED SEPTEMBER 30, 1996

Net income for the nine months ended September 30, 1996 was $416 thousand, or $.30 per share, and represented a decline of 40% relative to the nine months ended September 30, 1995. Annualized return on average assets and equity were
 .53% and 4.9%, respectively, compared to .93% and 8.4%, respectively, for the comparable prior year period. Improvements in noninterest income and noninterest expenses were offset by a decline in net interest income and an increase in the provision for loan losses.

Net interest income declined by $240 thousand, or 6%, relative to the comparable prior year period. All of the decline in net interest income occured during the first two quarter of 1996. Deposit growth and loan production accelerated during the second and third quarters of 1996 and have now begun to reduced the net interest difference relative to 1995. The $240 thousand difference represents the net impact of significant changes in the volume and mix of earning assets and deposits as well as the general level of interest rates. Average earning assets and deposits for the nine months ended September 30, 1996 increased by $4.3 million, or 4.9%, and $4 million, or 4.7%, respectively, over the prior year period. Excluding the impact of lower interest rates and changes in the mix of earning assets and deposits, net interest income was increased $128 thousand as a result of the higher volume of average earning assets and deposits. Loans as a percentage of earning assets declined to 59% from 65% for the comparable prior year period. Average certificates of deposit to total deposits increased by 100 basis points to 38%. The impact of these mix changes was a reduction of net interest income for the period of $209 thousand excluding the impact of volume and rate changes. Finally, the impact of lower interest rates relative to the prior year quarter reduced net interest income by $159 thousand.

The provision for loan losses increased by $214 thousand to $300 thousand. The increase principally reflects the additions to the allowance for loan losses made during the second and third quarters as necessitated by conditions discussed above under Changes in Financial Condition.

Noninterest income increased by $92 thousand, or 13%, reflecting increases in service charge income as well as income from SBA and mortgage operations. Service charge income increased as a result of increased deposit account levels as well as slight changes in certain minimum deposit balance requirements that went into effect late in the second quarter of 1996. SBA and mortgage income improved by 9% . Lower interest rates stimulated mortgage demand above year-ago levels. A combination of focused business development efforts and an improving economy increased the volume of SBA originations and sales.

Noninterest expenses were $107 thousand, or 3% above the prior year level. Occupancy expenses increased by $66 thousand as a result of increased vacancy levels in the Company's headquarters building in Lodi. Management is actively seeking tenants to occupy approximately 7,700 feet of vacant space. Salaries and benefits expenses declined by 1% relative to the prior year period due to reduced staffing levels that have resulted from outsourcing and other efficiencies related to the new information system that began in the second quarter of 1996. Equipment expenses declined by 13%. The decline in equipment expenses reflects a reduction in maintenance expenses for which the prior year had a significant level of charges that would not normally recur on an annual basis. In addition, the change to new information systems technology reduced equipment leasing expenses relative to the prior year. Although regulatory assessments declined and progress was made in reducing other general administrative expenses, certain other noninterest expenses increased during the third quarter relative to 1995 as outlined above in the discussion of changes in results of operation for the three months ended September 30, 1996.


BASIS OF PRESENTATION

First Financial Bancorp is the holding company for the Bank of Lodi, N.A.. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation.
In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the year ended December 31, 1996. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 1995 Annual Report to Shareholders.

PART II -- OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           Not Applicable.

ITEM 2.    CHANGES IN SECURITIES

           Not Applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.


ITEM 5.    OTHER INFORMATION

           On October 15, 1996, Bank of Lodi entered into an agreement with Wells Fargo Bank for the cash purchase of three branches from Wells Fargo and the assumption of each branches deposit liabilities. The branches, located in Galt, Plymouth, and San Andreas California, have aggregate deposits of approximately $43 million. The transaction is expected to close in the latter part of the first quarter of 1997. The final purchase price will be determined at closing. At the present time, the purchase price is expected to be approximately $3.25 million. The transaction will be accounted for using the purchase method of accounting. Accordingly, the purchase price will be allocated to the fair value of identifiable tangible and intangible assets. Complete information regarding the fair value of individual assets to be acquired is not available at this time.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)      EXHIBITS

EXHIBIT
NUMBER
------

   2       Not Applicable.

   4       Registrant's current Bylaws.

  10 Post Effective Amendment No. 1 to Form S8 Registration Statement (File Number 3340954).

  11 Earnings per common and common share equivalents are calculated by dividing net income by the weighted-average number of common and common share equivalents outstanding during the period. Stock options are considered common share equivalents for this calculation. Weighted average shares used in the computation of earnings per share for the three months ended September 30,1996 and 1995 were 1,370,091 and 1,319,631, respectively. Weighted average shares used in the computation of earnings per share for the nine months ended September 30, 1996 and 1995 were 1,364,744 and 1,313,824, respectively.


  15       Not Applicable.

  16       Not Applicable.

  18       Not Applicable.

  19       Not Applicable.

  20       Not Applicable.

  23 Notice of Annual Meeting and Proxy Statement dated March 29, 1996; filed April 1, 1996.

  24       Not Applicable

  25       Not Applicable

  27       Financial Data Schedule

  28       Not Applicable

  (b)      REPORTS ON FORM 8-K

           On October 18, 1996, the company filed a current report on Form 8-K regarding Bank of Lodi's agreement to purchase three branches from Wells Fargo Bank.

           On October 25, 1996, the company filed a current report on Form 8-K regarding the declaration of a dividend on First Financial Bancorp Common Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRST FINANCIAL BANCORP



Date November 13, 1996                 /s/ David M. Philipp
     -----------------                 ----------------------------
                                       David M. Philipp
                                       Executive Vice-President
                                       Chief Financial Officer
                                       Corporate Secretary