Form 10-K
period 1996-12-31
FIRST FINANCIAL BANCORP /CA/
filed 1997-03-31
CIK 729502

            ========================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 3, 1997, there were 1,310,692 shares of Common Stock, no par value, outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $9,851,142 (based on the $10.12 average of bid and ask prices per share on March 7, 1997.)

 DOCUMENTS INCORPORATED BY REFERENCE              PART OF FORM 10-K INTO WHICH
 -----------------------------------              ----------------------------
                                                     INCORPORATED
                                                     ------------
 Annual Report to Shareholders for the year
    ended December 31, 1996.                      Part II, Items 5, 6, 7
Proxy Statement for the Annual Meeting of
   Shareholders to be held on April 22, 1997.     Part III, Items 10, 11, 12, 13

The Index to Exhibits is on page 21
            ========================================================

                             FIRST FINANCIAL BANCORP
                                 1996 FORM 10-K
                                TABLE OF CONTENTS

PART 1
------

ITEM 1.  BUSINESS........................................................  3
         General.........................................................  3
         The Bank........................................................  3
         Bank Services...................................................  3
         Sources of Business.............................................  3
         Competition.....................................................  4
         Employees.......................................................  4
         Supervision and Regulation......................................  4
                  The Company............................................  4
                  The Bank...............................................  5
                  Officers...............................................  6
                  Recent Legislation and Regulations Affecting Banking...  6
         Average Balance Sheets..........................................  9
         Analysis of Net Interest Earnings............................... 10
         Analysis of Changes in Interest Income & Expense................ 11
         Interest Rate Sensitivity....................................... 12
         Investment Portfolio............................................ 13
         Loan Portfolio.................................................. 14
         Summary of Loan Loss Experience................................. 15
         Deposits........................................................ 16
         Return on Average Equity and Assets............................. 16
ITEM 2.  PROPERTIES...................................................... 17
ITEM 3.  LEGAL PROCEEDINGS............................................... 17
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............. 17

PART II
-------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS............................................. 17
ITEM 6.  SELECTED FINANCIAL DATA......................................... 17
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS....................................... 18
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................... 18
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE............................. 18

PART III
--------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............. 18
ITEM 11. EXECUTIVE COMPENSATION.......................................... 18
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT...................................................... 18
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 18

PART IV
-------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K........................................................ 18

Signatures............................................................... 20
Index to Exhibits........................................................ 21

                                     PART I

ITEM 1. BUSINESS

General:
-------
First Financial Bancorp (the "Company") was incorporated under the laws of the State of California on May 13, 1982, and operates principally as a bank holding company for its wholly owned subsidiary, Bank of Lodi, N.A. (the "Bank"). The Company is registered under the Bank Holding Company Act of 1956, as amended. The Bank is the sole subsidiary of the Company and its principal source of income. The Company also owns the land upon which the Bank's Woodbridge Branch is located. The Company receives income from the Bank from the lease associated with the Woodbridge branch. All references herein to the "Company" include the Bank, unless the context otherwise requires.

The Bank:
--------
The Bank was organized on May 13, 1982 as a national banking association. The application to organize the Bank was accepted for filing by the Comptroller of the Currency (OCC) on September 8, 1981, and preliminary approval was granted on March 27, 1982. On July 18, 1983 the Bank received from the Comptroller a Certificate of Authority to Commence the Business of Banking. Effective February 22, 1997, the Bank acquired the real property, equipment and deposits of the Galt, Plymouth and San Andreas branches of Wells Fargo Bank, N.A.

The Bank's main office is located at 701 South Ham Lane, Lodi, California, with branch offices in Woodbridge, Lockeford, Galt, Plymouth and San Andreas, California. The Bank's primary service area, from which the Bank attracts 75% of its business, is the city of Lodi and the surrounding area. This area is estimated to have a population approaching 70,000 persons, with a median annual family income of approximately $30,000. The area includes residential developments, neighborhood shopping centers, business and professional offices and manufacturing and agricultural concerns.

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

Sources of Business:
-------------------
Management seeks to obtain sufficient market penetration through the full range of services described above and through the personal solicitation of the Bank's officers, directors and shareholders. All officers are responsible for making regular calls on potential customers to solicit business and on existing customers to obtain referrals. Promotional efforts are directed toward individuals and small to medium-sized businesses. The Bank's customers are able in their dealings with the Bank to be served by bankers who have commercial loan experience, lending authority, and the time to serve their banking needs quickly and competently. Bankers are assigned to customers and not transferred from office to office as in many major chain or regional banks. In order to expedite decisions on lending transactions, the Bank's loan committee meets on a regular basis and is available where immediate authorization is important to the customer.

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

Many of the major commercial banks operating in the Bank's service area offer certain services, such as international banking and trust services, which are not offered directly by the Bank, and such banks, by virtue of their greater capitalization, have substantially higher lending limits than the Bank. In addition, other entities, both public and private, seeking to raise capital through the issuance and sale of debt and equity securities, compete with the Bank for the acquisition of funds for deposit.

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

Employees:
---------
As of December 31, 1996, the Company employed 65 full-time equivalent employees, including three executive officers. On February 22, 1997 the Bank acquired the real property, equipment and deposits of the Galt, Plymouth and San Andreas branches of Wells Fargo Bank, N.A. and the number of full-time equivalent employees increased to 85. Management believes that the Company's relationship with its employees is good.






SUPERVISION AND REGULATION

The Company:
-----------
The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. The Bank's common stock, however, is exempt from such requirements. The Company is also subject to the periodic reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, annual, quarterly and other current reports with the Securities and Exchange Commission.

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

Officers:
--------
In addition to the directors and executive officers listed in the Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1997, which is incorporated herein by reference in Part III of this report, Leon Zimmerman, age 54, is President and Chief Executive Officer of the Bank and of the Company; David M. Philipp, age 34, is Executive Vice-President, Chief Financial Officer and Secretary of the Bank and of the Company; and Richard K. Helton, age 47, is Senior Vice President and Chief Credit Officer of the Bank and of the Company.

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

Prior to joining the Company and the Bank in April, 1992, Mr. Philipp was the Budget Director and Financial Analyst for Merksamer Jewelers, Inc., at that time the eighth largest jewelry retailer in the United States, headquartered in Sacramento, California. Prior to joining Merksamer Jewelers, Inc., Mr. Philipp was a Supervising Senior Accountant in the audit department of the Sacramento office of KPMG Peat Marwick, LLP. While at KPMG Peat Marwick, LLP, Mr. Philipp specialized in providing audit and accounting services to financial institution, agribusiness, and broadcasting clients. Mr. Philipp is a CPA and holds a Bachelor of Science in Business Administration, Accountancy from California State University.

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

         INTERSTATE BANKING. Since 1986, California has permitted California banks and bank holding companies to be acquired by banking organizations based in other states on a "reciprocal" basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to local banking organizations). Since October 2, 1995, California law implementing certain provisions of prior federal law has (1) permitted interstate merger transactions; (2) prohibited interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) prohibited interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

         CAPITAL REQUIREMENTS. Federal regulation imposes upon all FDIC-insured financial institutions a variable system of risk-based capital guidelines designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the Board's risk-based capital guidelines, the Bank is required to maintain capital equal to at least 8 percent of its assets, weighted by risk. Assets and off-balance sheet items are categorized by the guidelines according to risk, and certain assets considered to present less risk than others permit maintenance of capital at less than the 8 percent ratio. The guidelines establish two categories of qualifying capital: Tier 1 capital comprising core capital elements, and Tier 2 comprising supplementary capital requirements. At least one-half of the required capital must be maintained in the form of Tier 1 capital. For the Bank, Tier l capital includes only common stockholders' equity and retained earnings, but qualifying perpetual preferred stock would also be included without limit if the Bank were to issue such stock. Tier 2 capital includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of the allowance for loan and lease losses.

         The guidelines also require all insured institutions to maintain a minimum leverage ratio of 3 percent Tier 1 capital to total assets (the "leverage ratio"). The Board emphasizes that the leverage ratio constitutes a minimum requirement for the most well-run banking organizations. All other banking organizations are required to maintain a minimum leverage ratio ranging generally from 4 to 5 percent. The Bank's required minimum leverage ratio is 4 percent.

         The federal banking agencies during 1996 issued a joint agency policy statement regarding the management of interest-rate risk exposure (interest rate risk is the risk that changes in market interest rates might adversely affect a bank's financial condition) with the goal of ensuring that institutions with high levels of interest-rate risk have sufficient capital to cover their exposures. This policy statement reflected the agencies' decision at that time not to promulgate a standardized measure and explicit capital charge for interest rate risk, in the expectation that industry techniques for measurement of such risk will evolve.

         However, the Federal Financial Institution Examination Counsel ("FFIEC") on December 13, 1996, approved an updated Uniform Financial Institutions Rating System ("UFIRS"). In addition to the five components traditionally included in the so-called "CAMEL" rating system which has been used by bank examiners for a number of years to classify and evaluate the soundness of financial institutions (including capital adequacy, asset quality, management, earnings and liquidity), UFIRS includes for all bank regulatory examinations conducted on or after January 1, 1997, a new rating for a sixth category identified as sensitivity to market risk. Ratings in this category are intended to reflect the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices may adversely affect an institution's earnings and capital. The rating system henceforth will be identified as the "CAMELS" system.

         As of December 31, 1996, the Bank's total risk-based capital ratio was approximately 17.0% percent and its leverage ratio was approximately 10.8% percent. Subsequent to the February 22, 1997, aquisition of the real property, equipment and deposits of the Galt, Plymouth and San Andreas branches of Wells Fargo Bank, N.A., the total risk-based capital and leverage rations were 12.8% and 6.6%, respectively. The Bank does not presently expect that compliance with the risk-based capital guidelines or minimum leverage requirements will have a materially adverse effect on its business in the reasonably foreseeable future. Nor does the Bank expect that its sensitivity to market risk will adversely affect its overall CAMELS rating as compared with its previous CAMEL ratings by bank examiners.

         DEPOSIT INSURANCE ASSESSMENTS. In 1995, the FDIC, pursuant to Congressional mandate, reduced bank deposit insurance assessment rates to a range from $0 to $0.27 per $100 of deposits, dependent upon a bank's risk. The FDIC has continued these reduced assessment rates through the first semiannual assessment period of 1997. Based upon the above risk-based assessment rate schedule, the Bank's current capital ratios, the Bank's current level of deposits, and assuming no further change in the assessment rate applicable to the Bank during 1997, the Bank estimates that its annual noninterest expense attributed to the regular assessment schedule will not increase during 1997; however, the Bank expects to pay a special FICO assessment, applicable to all banks, at the rate of 1.29 cents per 100 dollars of deposits, or approximately $16,000 during 1997 (which includes the Bank's acquisition of an additional $34 million in deposits in connection with its February 22, 1997 acquisition of three branches from Wells Fargo Bank, N.A.).

         PROMPT CORRECTIVE ACTION. Prompt Corrective Action Regulations (the "PCA Regulations") of the federal bank regulatory agencies establish five capital categories in descending order (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), assignment to which depends upon the institution's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio. Institutions classified in one of the three undercapitalized categories are subject to certain mandatory and discretionary supervisory actions, which include increased monitoring and review, implementation of capital restoration plans, asset growth restrictions, limitations upon expansion and new business activities, requirements to augment capital, restrictions upon deposit gathering and interest rates, replacement of senior executive officers and directors, and requiring divestiture or sale of the institution. The Bank has been classified as a well-capitalized bank since adoption of the PCA Regulations.

         COMMUNITY REINVESTMENT ACT. Community Reinvestment Act ("CRA") regulations effective as of July 1, 1995 evaluate banks' lending to low and moderate income individuals and businesses across a four-point scale from "outstanding" to "substantial noncompliance," and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the CRA regulations may be subject to enforcement proceedings.

         The Bank has a current rating of "satisfactory" CRA compliance, and is scheduled for further examination for CRA compliance during 1997.

         SAFETY AND SOUNDNESS STANDARDS. Federal bank regulatory agency safety and soundness standards for insured financial institutions establish standards for (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; and (7) excessive compensation. If an agency determines that an institution fails to meet any standard established by the guidelines, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. Agencies may elect to initiate enforcement action in certain cases where failure to meet one or more of the standards could threaten the safe and sound operation of the institution. The Bank has not been and does not expect to be required to submit a safety and soundness compliance plan because of a failure to meet any of the safety and soundness standards.

         The above description of the business of the Bank should be read in conjunction with Item 7 herein, Management's Discussion and Analysis of Financial Condition and Results of Operations.

STATISTICAL INFORMATION

The following selected information should be read in conjunction with the Company's entire consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference into Items 7 and 8 herein.

FIRST FINANCIAL BANCORP AND SUBSIDIARY

AVERAGE BALANCE SHEETS


                                                   For the Year Ended         For the Year Ended        For the Year Ended
                                                    December 31, 1996          December 31, 1995        December 31, 1994
                                                     (in thousands)             (in thousands)            (in thousands)
                                                 -------------------------- -------------------------- -------------------
                                                  Amount       Percent        Amount      Percent       Amount     Percent
                                                  ------       -------        ------      -------       ------     -------
ASSETS:
Cash & Due from banks............................    4,020         3.80%         3,582        3.54%       3,864       3.79%

Federal funds sold...............................    3,790         3.58%         3,490        3.44%       3,306       3.24%

Interest-bearing deposits in banks...............        -         0.00%             -        0.00%          59       0.06%

Investment securities............................   34,700        32.82%        29,709       29.33%      26,033      25.54%

Loans (net of allowance for loan losses and......   53,213        50.33%        55,428       54.71%      59,532      58.40%
  deferred income)

Premises and equipment, net......................    7,044         6.66%         6,552        6.47%       6,818       6.68%

Other assets.....................................    2,966         2.81%         2,546        2.51%       2,331       2.29%
                                                   -------       ------        -------      ------      -------     ------

TOTAL ASSETS.....................................  105,733       100.00%       101,307      100.00%     101,943     100.00%
                                                   =======       ======        =======      ======      =======     ======

LIABILITIES & STOCKHOLDERS' EQUITY:

Deposits.........................................   90,420        85.52%        86,080       84.97%      87,319      85.66%

Note payable.....................................    2,440         2.31%         2,600        2.57%       2,632       2.58%

Other liabilities................................    1,113         1.05%         1,309        1.29%       1,071       1.05%

Stockholders' equity.............................   11,760        11.12%        11,318       11.17%      10,921      10.71%
                                                   -------       ------        -------      ------      -------     ------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY.........  105,733       100.00%       101,307      100.00%     101,943     100.00%
                                                   =======       ======        =======      ======      =======     ======


ANALYSIS OF NET INTEREST EARNINGS


                                For the Year Ended              For the Year Ended                For the Year Ended
                                December 31, 1996                December 31, 1995                December 31, 1994
                                  (in thousands)                  (in thousands)                    (in thousands)
                          ------------------------------- -------------------------------- ---------------------------------
                            Average     Income/             Average    Income/                Average     Income/
                            Balance    Expenses    Yield    Balance   Expenses      Yield     Balance     Expense     Yield
                            -------    --------    -----    -------   --------      -----     -------     -------     -----
EARNING ASSETS:

Interest-bearing
deposits in banks..........      --          --       --         --         --         --          59           3     5.08%

Investment securities(a)...  34,700       2,233    6.44%     29,709      1,777      5.98%      26,033       1,415     5.44%

Federal funds sold.........   3,790         199    5.25%      3,490        200      5.73%       3,306         134     4.05%

Loans (b)..................  54,520       5,613   10.30%     56,450      6,112     10.83%      60,518       5,910     9.77%
                             ------       -----   -----      ------      -----     -----       ------       -----     ----

                             93,010       8,045    8.65%     89,649      8,089      9.02%      89,916       7,462     8.30%
                             ======       =====   =====      ======      =====     =====       ======       =====     ====

(a)  Income on tax-exempt securities has not been adjusted to a tax equivalent basis.
(b)  Nonaccrual loans are included in the loan totals for each year.


LIABILITIES:

Noninterest bearing
deposits...................   8,280          --       --      7,140         --         --       6,107          --        --

Savings, money market,
& NOW deposits.............  47,820       1,193    2.49%     46,370      1,187      2.56%      50,348       1,280     2.54%

Time deposits..............  34,320       1,799    5.24%     32,570      1,672      5.13%      30,864       1,205     3.90%

Note payable...............   2,440         262   10.74%      2,600        279     10.73%       2,632         282    10.71%
                             ------      ------   -----      ------      -----     -----       ------       -----    -----

TOTAL LIABILITIES..........  92,860       3,254    3.50%     88,680      3,138      3.54%      89,951       2,767     3.08%
                             ======      ======   =====      ======      =====     =====       ======      ======    =====

NET SPREAD.................                        5.15%                            5.48%                             5.22%
                                                  =====                            =====                             =====

                            Earning    Income               Earning   Income                  Earning    Income
                             Assets   (Expense)    Yield     Assets  (Expense)      Yield      Assets   (Expense)     Yield
                             ------    -------     -----     ------   -------       -----      ------    -------      -----
Yield on average
earning assets.............  93,010       8,045    8.65%     89,649      8,089      9.02%      89,916       7,462     8.30%


Cost of funds for
average earning assets.....  93,010      (3,254)  (3.50)%    89,649     (3,138)    (3.50)%     89,916      (2,767)   (3.08)%
                             ------      ------   -----      ------     ------     -----       ------      ------    -----


NET INTEREST MARGIN........  93,010       4,791    5.15%     89,649      4,951      5.52%      89,916       4,695     5.22%
                             ======      ======   =====      ======     ======     =====       ======      ======    =====


ANALYSIS OF CHANGES IN INTEREST INCOME & EXPENSE

                                    1996 compared to 1995          1995 compared to 1994          1994 compared to 1993
                                       (in thousands)                 (in thousands)                 (in thousands)
                                ------------------------------ ------------------------------ ------------------------------
                                   Change due to:                Change due to:                 Change due to:

INTEREST INCOME:                   Volume      Rate     Total    Volume       Rate     Total    Volume      Rate      Total
                                   ------      ----     -----    ------       ----     -----    ------      ----      -----

Interest-bearing deposits in
   banks........................       --        --        --        --         --        --        (2)       --         (2)

Investment securities...........       59       397       456        (5)       364       359       590       (74)       516

Federal funds sold..............       13       (14)       (1)       11         55        66       (74)       38        (36)

Loans...........................      232      (731)     (499)      (44)       246       202      (324)      401         77
                                      ---      ----      ----       ---        ---       ---      ----       ---         --

TOTAL INTEREST INCOME...........      304      (348)      (44)      (38)       665       627       190       365        555
                                      ===      ====      ====       ===        ===       ===      ====       ===        ===
INTEREST EXPENSE:

Noninterest-bearing deposits....       --        --        --        --         --        --        --        --         --

Savings, money market, & NOW
   accounts.....................       51       (45)        6       (18)       (75)      (93)      122       (87)        35

Time deposits...................       92        35       127       (28)       495       467       (50)       20        (30)

Note payable....................       20       (37)      (17)       (3)        (6)       (3)       (3)       --         (3)
                                      ---      ----      ----       ---        ---       ---      ----       ---        ---

TOTAL INTEREST EXPENSE..........      163       (47)      116       (43)       414       371        69       (67)         2
                                      ===      ====       ===       ===        ===       ===      ====       ===        ===


Changes not solely attributable to volume or rate have been allocated to the rate component.


INTEREST RATE SENSITIVITY



                                                                By Repricing Interval
                             ----------------------------------------------------------------------------------------------
(in thousands)                  Within   After three      After six     After one    After five   Noninterest       Total
December 31, 1996                three       months,        months,         year,         years       bearing
                                months    within six     within one   within five                       funds
                                              months           year         years
                                ------        ------           ----         -----         -----         -----        -----
ASSETS

Federal funds sold........       1,100            --             --            --            --            --         1,100

Investment securities.....      14,373           253             --        14,659         7,628            --        36,913

Loans.....................      37,049         2,103          2,520         4,119         8,488            --        54,279

Noninterest earning
assets and allowance for
loan losses...............          --            --             --            --            --        12,621        12,621
                                ------        ------         ------        ------        ------        ------       -------
TOTAL ASSETS..............      55,522         2,356          2,520        18,778        16,116        12,621       104,913

LIABILITIES AND
STOCKHOLDERS' EQUITY

Noninterest bearing
deposits.................           --            --             --            --           --          9,066         9,066

Savings, money market &
NOW deposits..............      49,567            --             --            --            --            --        49,567

Time deposits.............      16,086         5,924          5,387         6,168             9            --        33,574

Other liabilities and
stockholders' equity......          --            --             --            --            --        12,706        12,706
                                ------        ------         ------        ------        ------        ------       -------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY......      65,653         5,924          5,387         6,618             9        21,772       104,913
                                ------        ------         ------        ------        ------        ------       -------
Interest Rate
Sensitivity Gap...........     (13,131)       (3,568)        (2,867)       12,610        16,107        (9,151)           --
                                ======        ======         ======        ======        ======        ======       =======
Cumulative Interest Rate
Sensitivity Gap...........     (13,131)      (16,699)       (19,566)       (6,956)        9,151            --            --
                                ======        ======         ======        ======        ======        ======       =======


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

INVESTMENT PORTFOLIO

                                                                             Book Value at December 31 (in thousands):
                                                              ----------------------------------------------------------------------
                                                                      1996                     1995                     1994
                                                                      ----                     ----                     ----
Security Type                                                  Amount     Yield(a)      Amount     Yield(a)       Amount    Yield(a)
-------------                                                  ------     -------       ------     -------        ------    --------
U.S. TREASURY SECURITIES:

Within 1 year...........................................            600     8.09%            999     5.54%          2,798     5.36%

After 1 year, within 5 years............................          3,972     5.93%            600     8.09%          1,594     6.81%

After 5 years, within 10 years..........................             --       --              --       --              --       --

After 10 years..........................................             --       --              --       --              --       --
                                                                 ------     ----          ------     ----          ------     ----
TOTAL U.S. TREASURY.....................................          4,572     6.21%          1,599     6.49%          4,392     5.89%

U.S. AGENCY SECURITIES:

Within 1 year...........................................          4,023     5.94%          8,265     5.65%          9,218     6.34%

After 1 year, within 5 years............................          8,537     6.71%          7,105     6.37%          6,218     5.07%

After 5 years, within 10 years..........................          5,038     7.04%            998       --             255     5.43%

After 10 years..........................................            483     8.30%            --        --             592     5.05%
                                                                 ------     ----          ------     ----          ------     ----
TOTAL U.S. AGENCY.......................................         18,081     6.67%         16,368     6.00%         16,283     5.79%

COLLATERALIZED MORTGAGE OBLIGATIONS:

Within 1 year...........................................             --       --           1,142     5.89%          1,527     5.76%

After 1 year, within 5 years............................            329     5.65%            523     7.13%            980     5.70%

After 5 years, within 10 years..........................            376     5.84%             35     6.00%             41     6.00%

After 10 years..........................................            534     6.40%            603     7.97%            126     7.01%
                                                                 ------     ----          ------     ----          ------     ----
TOTAL COLLATERALIZED MORTGAGE OBLIGATIONS...............          1,239     6.03%          2,303     6.36%          2,674     5.80%

MUNICIPAL SECURITIES:

Within 1 year...........................................            250     6.33%            500     6.10%            396     6.19%

After 1 year, within 5 years............................          3,455     6.88%          1,987     6.74%          1,577     6.67%

After 5 years, within 10 years..........................            886     6.14%          3,109     6.96%          3,920     6.81%

After 10 years..........................................             --       --              --       --             103     6.30%
                                                                 ------     ----          ------     ----          ------     ----
TOTAL MUNICIPALS........................................          4,591     6.71%          5,596     6.80%          5,996     6.72%

OTHER DEBT SECURITIES:

Within 1 year...........................................             27     8.57%            267     7.65%            249     6.25%

After 1 year, within 5 years............................            492     8.25%              8     8.20%             --       --

After 5 years, within 10 years..........................          1,097     7.33%            747     8.27%             --       --

After 10 years..........................................             33     8.15%          1,007     7.11%             --       --
                                                                 ------     ----          ------     ----          ------     ----
TOTAL OTHER DEBT SECURITIES.............................          1,649     7.64%          2,029     7.27%            249     6.25%

MONEY MARKET MUTUAL FUND................................          6,482     5.28%          8,640     5.77%          3,615     5.38%

FEDERAL AGENCY STOCK....................................             83     6.00%             83     6.00%             83     6.00%

UNREALIZED HOLDING GAIN/(LOSS)..........................            216       --             327       --            (192)      --
                                                                 ------     ----          ------     ----          ------     ----
                                                                 36,913     6.39%         36,945     6.18%         33,100     5.97%
                                                                 ======     ====          ======     ====          ======     ====


(a)  The yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

LOAN PORTFOLIO

Types of Loans

                                                          Outstanding at December 31 (in thousands):
                                   -----------------------------------------------------------------------------------------
                                              1996              1995              1994              1993               1992
                                              ----              ----              ----              ----               ----
Commercial and other real estate..          45,322            41,538            44,847            48,478             47,217

Real estate construction..........           5,802             7,549             9,809            10,182             15,656

Installment and other.............           3,155             2,757             2,656             2,804              3,259
                                            ------            ------            ------            ------             ------
                                            54,279            51,844            57,312            61,464             66,132
                                            ======            ======            ======            ======             ======

Maturities and Sensitivity to Changes in Interest Rates (in thousands)


Due:                                                          Fixed Rate             Floating Rate                    Total
                                                              ----------             -------------                    -----
In 1 year or less................................                  6,582                    31,296                   37,878

After 1 year through 5 years.....................                 13,519                       554                   14,073

After 5 years....................................                  2,328                        --                    2,328
                                                                  ------                    ------                   ------

TOTAL LOANS......................................                 22,429                    31,850                   54,279
                                                                  ======                    ======                   ======


           Scheduled repayments are reported in the maturity category in which the payments are due.


                                                             Nonaccrual and Past Due Loans at December 31 (in thousands):
                                                     --------------------------------------------------------------------------
                                                          1996           1995            1994           1993           1992
                                                          ----           ----            ----           ----           ----
Nonaccrual loans...............................            898            987             765            714          1,373

Accruing loans past due more than 90 days......             52            118              40            237            218
                                                           ---          -----             ---            ---          -----
                                                           950          1,105             805            951          1,591
                                                           ===          =====             ===            ===          =====


The company's nonaccrual policy is discussed in note 1(c) to the consolidated financial statements.

Interest income recorded on these loans was approximately $7,000, $13,000, $14,000, $22,000 and $43,000 in 1996, 1995, 1994, 1993 and 1992, respectively.

Interest income foregone on nonaccrual loans was approximately $149,000, $161,000, $74,000, $57,000 and $142,000 in 1996, 1995, 1994, 1993 and 1992,
respectively.

SUMMARY OF LOAN LOSS EXPERIENCE

Analysis of the Allowance for Loan Losses (in thousands)

                                                     1996             1995            1994             1993            1992
                                                     ----             ----            ----             ----            ----
Balance at beginning of period.................       959            1,127             924            1,334             823

CHARGE-OFFS:

  Commercial...................................       237              357              98              676             232

  Real estate..................................        --               30              --               41              14

  Consumer.....................................        97               95              77               46              87
                                                    -----            -----           -----            -----           -----
  TOTAL CHARGE-OFFS............................       334              482             175              763             333

RECOVERIES:

  Commercial...................................       260              174              37               21               1

  Real estate..................................        --               --              --               --              --

  Consumer.....................................        12               25              18                5               7
                                                       --               --              --               --              --
  TOTAL RECOVERIES.............................       272              199              55               26               8
                                                    -----            -----           -----            -----           -----
Net charge-offs................................        62              283             120              737             325

Additions charged to operations................       310              115             323              327             836
                                                    -----            -----           -----            -----           -----
BALANCE AT END OF PERIOD.......................     1,207              959           1,127              924           1,334
                                                    =====            =====           =====            =====           =====
RATIO OF NET CHARGE-OFFS TO AVERAGE
LOANS OUTSTANDING..............................     0.11%            0.50%           0.20%            1.15%           0.47%
                                                    =====            =====           =====            =====           =====

Footnote 1(g) to the consolidated financial statement discusses the factors used in determining the provision for loan losses and the adequacy of the allowance for loan losses.


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)


                      December 31, 1996    December 31, 1995   December 31, 1994    December 31, 1993    December 31, 1992
                      -----------------    -----------------   -----------------    -----------------    -----------------

Loan Category           Amount              Amount               Amount               Amount               Amount
                        ------         %    ------          %    ------         %     ------         %     ------         %
                                   Loans                Loans               Loans                Loans                Loans
                                   -----                -----               -----                -----                -----

Commercial.............    490    91.41%       295     84.28%       376    78.25%        140    79.22%        617    71.40%

Real estate............     45     8.40%        38     10.86%       121    17.12%         45    16.20%         75    23.67%

Consumer...............      1     0.19%        17      4.86%         4     4.63%          2     4.58%         47     4.93%

Unallocated............    671      N/A        609       N/A        626      N/A         737      N/A         595      N/A
                         -----   ------        ---    ------      -----   ------         ---   ------       -----   ------

                         1,207   100.00%       959    100.00%     1,127   100.00%        924   100.00%      1,334   100.00%
                         =====   ======        ===    ======      =====   ======         ===   ======       =====   ======

DEPOSITS

Average amount and average rate paid on deposits (in thousands)

                                                For the Year Ended          For the Year Ended          For the Year Ended
                                                 December 31, 1996           December 31, 1995           December 31, 1994
                                               --------------------        -------------------         -------------------

         Type                                  Average      Average         Average    Average         Average     Average
         ----                                   Amount         Rate          Amount       Rate          Amount        Rate
                                               -------      -------         -------    -------         -------     -------
Demand - non-interest bearing.........          8,280         N/A             7,142       N/A            6,106        N/A

NOW accounts..........................         19,561        1.89%           18,019       2.01%         19,645       1.95%

Money market accounts.................         12,469        2.95%           12,561       2.95%         14,464       2.89%

Savings...............................         15,790        2.89%           15,791       2.87%         16,240       2.86%

Time deposits.........................         34,320        5.24%           32,566       5.13%         30,864       3.56%
                                               ------        ----           ------       ----           ------       ----

                                               90,420        3.31%           86,079       3.32%         87,319       2.84%
                                               ======        ====            ======       ====          ======       ====


MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE AT DECEMBER 31 (IN THOUSANDS):

                                                              1996
                                                              ----
Three months or less.................................        5,357

Four months to six months............................        1,989

Seven months to twelve months........................        2,663

Over twelve months...................................        1,102
                                                            ------
TOTAL TIME DEPOSITS OF $100,000 OR MORE..............       11,111
                                                            ======




RETURN ON AVERAGE EQUITY AND ASSETS


                                                                                  For the Year Ended December 31:
                                                                    -------------------------------------------------------
                                                                       1996                    1995                    1994
                                                                       ----                    ----                    ----
Return on average assets..............................                0.60%                   0.83%                   0.33%

Return on average equity..............................                5.44%                   7.45%                   3.09%

Dividend payout ratio.................................               42.55%                  22.25%                      --

Average equity to average assets......................               11.12%                  11.13%                  10.71%

ITEM 2. PROPERTIES

The Bank owns a 0.861 acre lot located at the corner of Ham Lane and Tokay Street, Lodi, California. A 34,000 square foot, tri-level commercial building for the main branch and administrative offices of the Company and the Bank was constructed on the lot. The Company and the Bank use approximately 75% of the leasable space in the building and the remaining area is either leased or available for lease as office space to other tenants. All lease payments to the Company are tied to changes in the Consumer Price Index and are adjusted on an annual basis. This expansion in 1991 has enabled the Bank to better serve its customers with more teller windows, four drive-through lanes and expanded safe deposit box capacity.

The Bank assumed a long-term ground lease on 1.7 acres of land at 19000 North Highway 88, Lockeford, California. The building previously occupying the Lodi site was moved to Lockeford, California, and has become the permanent branch office of the Bank at that location. A temporary office was opened by the Bank on January 8, 1990 at this location in a 1,100 square foot building. The permanent office was opened on April 1, 1991. The temporary office, along with a portion of the permanent building, are leased by the Bank to two tenants.

On February 22, 1997, the Bank acquired the Galt, Plymouth and San Andreas branches of Wells Fargo Bank. The transaction included the assumption of the 6,000 square foot branch building lease in Galt with a remaining term of two years, and the purchase of the branch building and land for the Plymouth and San Andreas offices. The Plymouth and San Andreas offices are approximately 1,200 and 5,500 square feet, respectively.

The Company owns a 10,000 square foot lot located on Lower Sacramento Road in the unincorporated San Joaquin County community of Woodbridge, California. The entire parcel has been leased to the Bank on a long term basis at market rates. The Bank has constructed, furnished and equipped a 1,437 square foot branch office on the parcel and commenced operations of the Woodbridge Branch on December 15, 1986.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

The information required by this item is contained under the caption "MARKET PRICE OF COMPANY'S STOCK" at page 13 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is contained under the caption "SELECTED FINANCIAL DATA" at page 13 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is contained under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" at page 4 of the Company's Annual Report to Shareholders for the year ended December 31, 1996 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 14(a) herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

                                    PART III
ITEMS 10, 11, 12 AND 13.

The information required by these items is contained at pages 2 through 9 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1997, and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after the close of the Company's fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) FINANCIAL STATEMENTS AND SCHEDULES                   PAGE REFERENCE TO ANNUAL REPORT TO SHAREHOLDERS*

         Independent Auditors' Report                                              14
         Consolidated Balance Sheets as of
            December 31, 1996 and 1995.                                            15
         Consolidated Statements of Income
            Years Ended 1996, 1995, and 1994                                       17
         Consolidated Statements of Stockholders' Equity
            Years Ended 1996, 1995, and 1994                                       16
         Consolidated Statements of Cash Flows
            Years Ended 1996, 1995, and 1994                                       18
         Notes to Consolidated Financial Statements                                19
                ---------------------------
         *The pages of the Company's Annual Report to Shareholders for the year ended December 31, 1996 listed above, are incorporated herein by reference in response to Item 8 of this report.

     (b) REPORTS ON FORM 8-K

         On October 18, 1996, the Company filed a Current Report on Form
         8-K regarding the purchase of three branches from Wells Fargo Bank, N.A. by The Bank of Lodi.

         On October 25, 1996, the Company filed a Current Report on Form 8-K regarding its press release of the same date, reporting the Company's results of operations for the quarter ended September 30, 1996, and the declaration of a cash dividend of $.05 per share, payable November 29, 1996.


         (C)  EXHIBITS

              Exhibit No.           Description

                11 Statement re computation of earnings per share is incorporated herein by reference to page 26 of the Company's Annual Report to Shareholders for the year ended December 31, 1996.

                13 First Financial Bancorp 1996 Annual Report to Shareholders - portions which have been incorporated by reference herein are filed with this report, and portions which have not been incorporated herein are provided for information purposes only.

                23                  Consent of Experts

                27                  Financial Data Schedule

         (D)  FINANCIAL STATEMENT SCHEDULES

              No financial statement schedules are included in this report on the basis that they are either inapplicable or the information required to be set forth therein is contained in the financial statements incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31th day of March, 1997.

                                   FIRST FINANCIAL BANCORP

                                   /s/ LEON J. ZIMMERMAN
                                   -------------------------------------
                                   Leon J. Zimmerman
                                   (President & Chief Executive Officer)

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

                                                                       CAPACITY                             DATE
                                                                       --------                             ----

      /s/ BENJAMIN R. GOEHRING                           Director and Chairman of the Board             March 31, 1997
--------------------------------------------
Benjamin R. Goehring

      /s/ WELDON D. SCHUMACHER                           Director and Vice Chairman of the Board        March 31, 1997
--------------------------------------------
Weldon D. Schumacher

     /s/ BOZANT KATZAKIAN                                Director                                       March 31, 1997
--------------------------------------------
Bozant Katzakian

     /s/ ANGELO J. ANAGNOS                               Director                                       March 31, 1997
--------------------------------------------
Angelo J. Anagnos

     /s/ RAYMOND H. COLDANI                              Director                                       March 31, 1997
--------------------------------------------
Raymond H. Coldani

     /s/ MICHAEL D. RAMSEY                               Director                                       March 31, 1997
--------------------------------------------
Michael D. Ramsey

     /s/ FRANK M. SASAKI                                 Director                                       March 31, 1996
--------------------------------------------
Frank M. Sasaki

     /s/ DENNIS SWANSON                                  Director                                       March 31, 1997
--------------------------------------------
Dennis Swanson

     /s/ DAVID M. PHILIPP                                Executive Vice President,                      March 31, 1997
--------------------------------------------             Chief Financial Officer and Secretary
David M. Philipp                                         (Principal Financial and Accounting Officer)




                                INDEX TO EXHIBITS

Exhibit                                                                                         Page
-------                                                                                         ----

11              Statement re computation of earnings per share is incorporated herein by reference to page 24 of the Company's Annual Report to Shareholders for the year ended December 31, 1996.

13              First Financial Bancorp 1996 Annual Report to Shareholders - portions           27
                which have been incorporated by reference herein are filed with this report, and portions which have not been incorporated herein are provided for information purposes only

23              Consent of Experts                                                              59

27              Financial Data Schedule                                                         60