Form 10-Q
period 1997-03-31
FIRST FINANCIAL BANCORP /CA/
filed 1997-04-30
CIK 729502

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED MARCH 31, 1997

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

                                      [ X ] Yes         [   ] No

     As of March 31, 1997 there were 1,310,692 shares of Common Stock, no par value, outstanding.


===============================================================================

                             FIRST FINANCIAL BANCORP

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997
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

ITEM 1. FINANCIAL STATEMENTS

                     FIRST FINANCIAL BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                      MARCH 31         DEC. 31
ASSETS                                                                                  1997             1996
------                                                                                  ----             ----
Cash and due from banks                                                            $   4,780        $   4,748

Federal funds sold                                                                    20,000            1,100

Investment Securities:
     Held-to-maturity securities at amortized cost, market value of
$1,872 and $1,888 at March 31, 1997 and Dec. 31, 1996                                  1,788            1,789
     Available-for-sale securities, at fair value                                     48,729           35,124
                                                                                   ---------        ---------

     Total investments                                                                50,517           36,913


Loans                                                                                 53,461           53,879
Less: allowance for loan losses                                                        1,464            1,207
                                                                                   ---------        ---------

  Net loans                                                                           51,997           52,672

Bank premises and equipment, net                                                       7,523            6,723
Accrued interest receivable                                                            1,234            1,060
Other assets                                                                           3,534            1,697
                                                                                   ---------        ---------

Total Assets                                                                       $ 139,585        $ 104,913
                                                                                   =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
    Deposits
       Noninterest bearing                                                         $  13,254        $   9,066

       Interest bearing                                                              113,605           83,141
                                                                                   ---------        ---------

          Total deposits                                                             126,859           92,207


    Accrued interest payable                                                             356              324
    Other liabilities                                                                    413              493
                                                                                   ---------        ---------

          Total liabilities                                                          127,628           93,024


Stockholders' equity:
    Commonstock - no par value; authorized 9,000,000 shares, issued and outstanding in 1997 and 1996, 1,310,692
          and, 1,308,950 shares                                                        7,325            7,324
    Retained earnings                                                                  4,713            4,438
      Net unrealized holding gains on available-for-sale securities                      (81)             127
                                                                                   ---------        ---------

          Total stockholders' equity                                                  11,957           11,889
                                                                                   ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 139,585        $ 104,913
                                                                                   =========        =========


                     FIRST FINANCIAL BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED MARCH 31
                                                                  1997                   1996
                                                                  ----                   ----
                                                                 (DOLLAR AMOUNTS IN THOUSANDS,
                                                                   EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME:
   Loans, including fees                                              $ 1,824        $ 1,344
   Investment securities:
       Taxable                                                            599            449
       Exempt from Federal taxes                                           69             85
   Federal funds sold                                                     135             62
                                                                      -------        -------

       Total interest income                                            2,627          1,940

INTEREST EXPENSE:
Deposit accounts                                                          825            759
   Other                                                                   --             69
                                                                      -------        -------

       Total interest expense                                             825            828
                                                                      -------        -------

       Net interest income                                              1,802          1,112

Provision for loan losses                                                 (80)            55
                                                                      -------        -------

       Net interest income after provision for loan losses              1,882          1,057

NONINTEREST INCOME:
    Service charges                                                       170            123
    Premiums and fees from SBA and mortgage operations                    126             95
    Miscellaneous                                                          10             11
                                                                      -------        -------

       Total noninterest income                                           306            229

NONINTEREST EXPENSE:
    Salaries and employee benefits                                        756            546
    Occupancy                                                             123            118
    Equipment                                                              93             85
    Other                                                                 676            356
                                                                      -------        -------

       Total noninterest expense                                        1,648          1,105
                                                                      -------        -------
       Income before provision for income taxes                           540            181

Provision for income taxes                                                200             53

                                                                      -------        -------

       Net Income                                                     $   340        $   128
                                                                      =======        =======

EARNINGS PER SHARE:
Net Income                                                            $  0.25           0.10
                                                                      =======        =======


                     FIRST FINANCIAL BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                           THREE MONTHS ENDED MARCH 31

                                                                         1997           1996
                                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $    340       $    128
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          (Increase) Decrease in loans held for sale                     (342)           925
          (Decrease) Increase in deferred loan income                      (4)             5
          Provision for other real estate owned losses                     34              4
          Depreciation and amortization                                   255             99
          Provision for loan losses                                       (80)            55
          Provision for deferred taxes                                     --             (3)
          (Increase) Decrease in accrued interest receivable             (174)            34
          Increase (Decrease) in accrued interest payable                  32            (15)
          (Decrease) Increase in other liabilities                        (80)            27
          Decrease in other assets                                         --             43
                                                                     --------       --------
                  Net cash (used in) provided by operating
                  activities                                              (19)         1,302
                                                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturity of available-for-sale securities             4,100          5,445
    Proceeds from sale of available-for-sale securities                19,000             --
    Purchases of available-for-sale securities                        (37,060)        (3,044)
    Decrease (increase) in loans made to customers                      1,212         (3,527)
    Proceeds from the sale of other real estate                            --             79
    Purchases of premises and equipment                                (2,889)          (409)
                                                                     --------       --------
                  Net cash used in investing
                  activities                                          (15,637)        (1,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                           34,652            217
    Payments on note payable                                               --             (8)
    Dividends Paid                                                        (65)           (65)
    Proceeds from issuance of common stock                                  1             --
                                                                     --------       --------
                  Net cash provided by financing
                  activities                                           34,588            144
                                                                     --------       --------
                  Net increase (decrease) in cash and cash
                  equivalents                                          18,932            (10)

Cash and cash equivalents at beginning of period                        5,848          7,788
                                                                     --------       --------

Cash and cash equivalents at end of period
                                                                     $ 24,780       $  7,778
                                                                     ========       ========

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATION

CHANGES IN FINANCIAL CONDITION

Consolidated total assets at March 31, 1997 were $34.7 million above the comparable level at December 31, 1996. The 33% increase in assets was due primarily to Bank of Lodi's acquisition of three branches from Wells Fargo Bank which added $34 million to total deposits. The deposit funds received in the acquisition of these branches are currently deployed in federal funds sold, which increased $18.9 million from December 31, 1996, and investment securities, which increased $13.6 million from December 31, 1996. Bank premises and equipment and other assets also increased as a result of the branch acquisition. Bank premises and equipment increased by $800 thousand, or 12%. Other assets increased by $1.8 million, or 108%.

On February 22, 1997, the Company's wholly owned subsidiary, Bank of Lodi, completed the acquisition of the Galt, Plymouth, and San Andreas, California, branches of Wells Fargo Bank. Bank of Lodi purchased the premises and equipment of the Plymouth and San Andreas branches and assumed the building lease for the Galt branch. Bank of Lodi also purchased the furniture and equipment of all three branches and paid a premium for the deposits of each branch. The total cost of acquiring the branches, including payments to Wells Fargo Bank as well as other direct costs associated with the purchase, was $2.86 million. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated first to identifiable tangible assets based upon the asset's fair value and then to identifiable intangible assets based upon the asset's fair value. The excess of the purchase price over identifiable tangible and intangible assets was allocated to goodwill. Allocations to identifiable tangible assets, identifiable intangible assets, and goodwill were $856 thousand, $1.98 million, and $24 thousand, respectively. Deposits totaling $34 million were acquired in the transaction.

Total deposits were $126.4 million at March 31, 1997 compared to $92.2 million at December 31, 1996. Total deposits increased by $34.7 million, or 38%, and included $34 million in deposits received when Bank of Lodi acquired three branches from Wells Fargo Bank. Noninterest bearing demand deposits increased by $4.2 million or 46% due to continued business development success and a more favorable noninterest bearing mix in the deposits acquired from Wells Fargo Bank. Average noninterest bearing demand deposits for the quarter were 10% of total average deposits compared to 8% for the comparable prior year quarter.

The aforementioned acquisition of three branches from Wells Fargo Bank and the resulting increase in deposits significantly increased the liquidity of Bank of Lodi. As of March 31, 1997 approximately one half of the deposits acquired had been invested in US Agency securities and, to a lesser degree, mortgage backed securities. The purchases of U.S. Agency securities included both medium term notes due in four to five years and callable securities with final maturities in three to ten years. The callable securities have from one to three years of call protection. Mortgage backed securities purchased were fixed-rate GNMA pass-through certificates with an average life of approximately nine years. Management believes that the current liquidity position of Bank of Lodi is adequate to support future loan demand, capital investment, and deposit activity.

The allowance for loan losses at March 31, 1997 is in excess of the December 31, 1996 allowance by $257 thousand, or 21%. The principal reason for the increase was an increase in the specific reserves for certain loans that exhibited increased loss exposure during the quarter. There were loan recoveries during the quarter ended March 31, 1997 of several loans that had been charged off in previous years totaling $341 thousand. Based upon the resulting reserve position after recoveries and increases in specific reserves for certain loans, $80 thousand of the reserve was reversed and credited to income in the form of a negative loan loss provision for the quarter. Nonaccrual loans decreased by $190 thousand, or 21% from December 31, 1996 to March 31, 1997, and the allowance for loan losses nonaccrual coverage ratio increased to 2.07 times from 1.34 times. Total portfolio delinquency at March 31, 1997 was 2.58%, compared to 2.14% at December 31, 1996. Management believes that the allowance for loan losses at March 31, 1997 is adequate. The following tables depicts activity in the allowance for loan losses and allocation of reserves for and at the three and twelve months ended March 31, 1997 and December 31, 1996, respectively:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                       3/31/97      12/31/96
                                                                       -------      --------

Balance at beginning of period                                           1,207           959
Charge-offs:
   Commercial                                                               --           237
   Real estate                                                              --            --
   Consumer                                                                  4            97
                                                                         -----         -----
   Total charge-offs                                                         4           334
Recoveries:
   Commercial                                                              335           260
   Real estate                                                              --            --
   Consumer                                                                  6            12
                                                                         -----         -----
   Total recoveries                                                        341           272
                                                                         -----         -----
Net charge-offs                                                          (336)            62
(reductions)/additions (credited to)/charged to operations                (80)           310
                                                                         -----         -----
Balance at end of period                                                 1,464         1,207
                                                                         =====         =====
Ratio of net charge-offs to average loans outstanding                     (.01%)        0.11%
                                                                         =====         =====

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                       3/31/97       3/31/97      12/31/96     12/31/96
   LOAN CATEGORY        AMOUNT     % OF LOANS      AMOUNT     % OF LOANS
   -------------        ------     ----------      ------     ----------
Commercial                 764         93.97%         490         91.41%
Real Estate                 47          5.78%          45          8.40%
Consumer                     2           .25%           1           .19%
Unallocated                651           N/A          671           N/A
                         -----        ------        -----        ------
                         1,464        100.00%       1,207        100.00%
                         =====        ======        =====        ======

Consolidated equity increased by $67 thousand from December 31, 1996 to March 31, 1997. Consolidated equity represented 8.51% of consolidated assets at March 31, 1997 compared to 11.33% at December 31, 1996. The increase in equity from earnings of $340 thousand for the three months ended March 31, 1997 exceeded reductions from dividend payments of $65 thousand and a reduction to equity of $208 thousand to reflect the after-tax market value decline of the available-for-sale portion of the investment portfolio. The decline in investment portfolio market value reflects the impact of rising market interest rates during the three months ended March 31, 1997. The risk capital position of the Company's subsidiary, Bank of Lodi, NA, declined as a result of the aforementioned acquisition of three branches from Wells Fargo Bank. The total risk-based capital ratio was 13.2% at March 31, 1997 compared to 17.0% at December 31, 1996. The Bank's leverage capital ratio was 6.9% at March 31, 1997 versus 10.8% at December 31, 1996. Notwithstanding the decline in the capital ratios, the resulting ratios are in excess of the regulatory minimums for a well-capitalized bank.

CHANGES IN RESULTS OF OPERATION - THREE MONTHS ENDED MARCH 31, 1997

Net income for the three months ended March 31, 1997 was $340 thousand, or $.25 per share, and represented an increase of 150% relative to the three months ended March 31, 1996. Annualized return on average assets and equity were 1.16% and 11.4%, respectively, compared to .49% and 4.4%, respectively, for the comparable prior year quarter. Net interest income increased as a result of the increase in earning assets related to the acquisition of new branches and a widened net interest margin which benefited from the collection of $445 thousand in nonaccrual interest on several loans that had been charged off in previous years. Noninterest income increased by $77 thousand, or 34%, while noninterest expenses increased by $543 thousand, or 49%. Based upon the earnings for the three months ended March 31, 1997, the board of directors of First Financial Bancorp declared a cash dividend of $.05 per share, payable May 30, 1997, to shareholders of record May 15, 1997.

Net interest income increased by $687 thousand, or 35%, relative to the comparable prior year quarter. Net interest margin increased to 6.83% for the quarter compared to 4.85% in the prior year quarter. During the quarter, interest income totaling $445 thousand was recovered and recognized on several loans that had been charged off in previous. Excluding the recovered interest, net interest margin was 5.15%, or 30 basis points higher than the prior year quarter. Excluding the recovered interest, the remaining increase in interest income of $242 thousand represents the net impact of significant changes in the volume and mix of earning assets and deposits as well as the general level of interest rates.

Average earning assets and deposits for the three months ended March 31, 1997 increased by $13.7 million, or 15%, and $13.7 million, or 15%, respectively, over the prior year quarter. Excluding the impact of lower interest rates and changes in the mix of earning assets and deposits, net interest income increased $165 thousand as a result of the higher volume of average earning assets and deposits. Earning assets yielded 9.97% for the quarter compared to 8.46% in the prior year quarter. Excluding recovered interest, earning asset yields were 8.28% or 18 basis points below the prior year quarter. Asset yields for loans and investments were higher than the prior year due to a more favorable mix of loans and a higher mix of callable agency securities in the investment portfolio. Although average loans outstanding increased over the prior year quarter, loans as a percentage of earning assets declined to 51% from 57% as a result of the increase in average earning assets from the branch acquisition. The mix of deposits shifted away from higher cost certificates of deposit to lower cost noninterest bearing and interest bearing demand deposit accounts. Average certificates of deposit were 36% of average deposits and other debt for the first quarter of 1997 compared to 38% in the prior year. The mix of deposits and other debt also improved due to the payoff of $2.6 million in mortgage debt in November 1996. The impact of the changed earning asset mix reduced interest income by $74 thousand for the quarter relative to the prior year, while the changed deposit and debt mix reduced interest expense by $24 thousand. Finally, the impact of higher loan and investment portfolio rates and lower deposit rates increased net interest income by $135 thousand.

The provision for loan losses decreased by $135 thousand to a negative provision of $80 thousand. Total recoveries of loans charged off in previous years added $341 thousand to the allowance for loan losses during the quarter. Management's analysis of the allowance for loan losses as of March 31, 1997 indicated an overfunded condition, and $80 thousand of the reserve was credited to the provision for loan losses. As discussed above under Changes in Financial Condition, the allowance for loan losses at March 31, 1997 increased in comparison to December 31, 1996, due to increases in specific reserves for certain loans for which additional loss exposure was exhibited during the quarter.

Noninterest income increased by $77 thousand, or 34%, reflecting increases in both service charge income as well as income from SBA and mortgage operations. Service charge income increased by 38% as a result of increased deposit account and transaction volumes as well as increases in certain service charge rates. Deposit account and transaction volumes increased due to Bank of Lodi's acquisition of three branches as discussed above under Changes in Financial Condition as well as new account activity at existing branches. SBA and mortgage income improved by 33%. The principal element of increased SBA and mortgage income was increased SBA loan origination and sale volume. Premium income related to SBA loan sales rose by 72% over the prior year quarter due to continued improvement in the climate for small business loans as well as focused business development efforts.

Noninterest expenses increased by $543 thousand, or 43%, compared to the prior year quarter. Salaries and benefit expenses increased due in part to incentive compensation accruals related to increased profitability and SBA loan sales volumes. Other noninterest expenses increased due to the amortization of intangible assets received in Bank of Lodi's acquisition of three branches, provisions for losses on the sale of other real estate owned, provision for losses in connection with the reclamation of deposit account cash items, and the accrual of legal and professional costs associated with loan loss resolution. The aforementioned salary and other noninterest expense items which are not comparable to the prior year total approximately $300 thousand in the aggregate. Excluding these items, total noninterest expenses increased by $243 thousand, or 22%, reflecting salary and benefit expenses for the newly acquired branches, the addition of one administrative officer, and other operating expenses related to the expanded operational base of Bank of Lodi. The acquisition by Bank of Lodi of three branches from Wells Fargo Bank is discussed above under Changes in Financial Condition.

BASIS OF PRESENTATION

First Financial Bancorp is the holding company for Bank of Lodi, N.A.. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the year ended December 31, 1997. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 1996 Annual Report to Shareholders.

PART II -- OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 2.           CHANGES IN SECURITIES

                  Not Applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's Annual Meeting of Shareholders was held on April 22, 1997. The purpose of the meeting was to elect the company's board of directors and approve the First Financial Bancorp 1997 Stock Option Plan. The following directors were elected based upon the votes cast as indicated:

                           Director         Votes "for"      Votes "against"      Votes "withheld"
                           --------         -----------      ---------------      ----------------
                   Angelo J. Anagnos           783,012               0                 8,815
                   Raymond H. Coldani          783,012               0                 8,815
                   Benjamin R. Goehring        783,012               0                 8,815
                   Bozant Katzakian            783,012               0                 8,815
                   Michael D. Ramsey           783,012               0                 8,815
                   Frank M. Sasaki             783,012               0                 8,815
                   Weldon D. Schumacher        783,012               0                 8,815
                   Dennis R. Swanson           783,012               0                 8,815

                  The First Financial Bancorp 1997 Stock Option Plan was approved with 712,755 votes for the plan, 23,857 votes against the plan, 7,129 votes abstaining, and 48,086 broker non-votes.

                  There were 1,310,692 shares issued and outstanding as of the record date, March 3, 1997.



ITEM 5.           OTHER INFORMATION

                  On April 24, 1997, the First Financial Bancorp Board of Directors declared a cash dividend of $.05 per share, payable May 30, 1997, to shareholders of record on May 15, 1997. This is the ninth consecutive quarterly dividend declared by First Financial Bancorp.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

      (a)         EXHIBITS

EXHIBIT
NUMBER

        2         Not Applicable.

        4         Registrant's current Bylaws.

       10 Post Effective Amendment No. 1 to Form S8 Registration Statement (File Number 3340954).

       11 Earnings per common and common share equivalents are calculated by dividing net income by the weighted-average number of common and common share equivalents outstanding during the period. Stock options are considered common share equivalents for this calculation. Weighted average shares used in the computation of earnings per share for the three months ended March 31, 1997, and 1996, were 1,374,553 and 1,339,543, respectively.


      15          Not Applicable.

      16          Not Applicable.

      18          Not Applicable.

      19          Not Applicable.

      20          Not Applicable.

      23 Notice of Annual Meeting and Proxy Statement dated April 1, 1997; filed March 31, 1997.

      24          Not Applicable

      25          Not Applicable

      27          Financial Data Schedule

      28          Not Applicable

     (b)          REPORTS ON FORM 8-K

                  On April 22, 1997, the company filed a Current Report on Form 8-K dated April 22, 1997, regarding earnings for the first quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FIRST FINANCIAL BANCORP




Date April 30, 1997                              /s/     David M. Philipp
     --------------                          ----------------------------
                                             David M. Philipp
                                             Executive Vice-President
                                             Chief Financial Officer
                                             Corporate Secretary