Form 10-Q
period 1997-06-30
FIRST FINANCIAL BANCORP /CA/
filed 1997-07-31
CIK 729502

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                                   (MARK ONE)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       For the period ended June 30, 1997

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

                                           [X] Yes  [_] No

  As of June 30, 1997 there were 1,328,842 shares of Common Stock, no par value, outstanding.

================================================================================

                            FIRST FINANCIAL BANCORP

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1997
                               TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
                                     PART I

Item 1.   Financial Statements.......................................................     1

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations......................................................     4

                                    PART II

Item 1.   Legal Proceedings..........................................................     8

Item 2.   Changes in Securities......................................................     8

Item 3.   Defaults Upon Senior Securities............................................     8

Item 4.   Submission of Matters to a Vote of Security Holders........................     8

Item 5.   Other Information..........................................................     9

Item 6.   Exhibits and Reports on Form 8-K...........................................     9

ITEM 1.   FINANCIAL STATEMENTS

                     FIRST FINANCIAL BANCORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                                                                      JUNE 30          DEC. 31
                                                                                       1997              1996
                                                                                      -------          --------
ASSETS
------
Cash and due from banks                                                               $  6,163         $  4,748
Federal funds sold                                                                       3,300            1,100

Investment Securities:
  Held-to-maturity securities at amortized cost, market value of
     $1,923 and $1,888 at June 30, 1997 and Dec. 31, 1996                                1,788            1,789
  Available-for-sale securities, at fair value                                          56,429           35,124
                                                                                      --------         --------
  Total investments                                                                     58,217           36,913

Loans                                                                                   58,377           53,879
Less: allowance for loan losses                                                          1,493            1,207
                                                                                      --------         --------
  Net loans                                                                             56,884           52,672

Premises and equipment, net                                                              7,452            6,723
Accrued interest receivable                                                              1,658            1,060
Other assets                                                                             3,096            1,697
                                                                                      --------         --------
Total Assets                                                                          $136,770         $104,913
                                                                                      ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
  Deposits
    Noninterest bearing                                                               $ 12,844         $  9,066
    Interest bearing                                                                   110,827           83,141
                                                                                      --------         --------
      Total deposits                                                                   123,671           92,207

  Accrued interest payable                                                                 446              324
  Other liabilities                                                                        271              493
                                                                                      --------         --------
      Total liabilities                                                                124,388           93,024

Stockholders' equity:
  Common stock - no par value; authorized 9,000,000 shares, issued and
   outstanding in 1997 and 1996, 1,328,842 and, 1,308,950 shares                         7,428            7,324
  Retained earnings                                                                      4,852            4,438
  Net unrealized holding gains on available-for-sale securities                            102              127
                                                                                      --------         --------
      Total stockholders' equity                                                        12,382           11,889
                                                                                      --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $136,770         $104,913
                                                                                      ========         ========

                     FIRST FINANCIAL BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands except per share amounts)


                                                         Three months ended June 30          Six months ended June 30
                                                                1997       1996                 1997         1996
                                                                ----       ----                 ----         ----
                                                        (Dollar amounts in thousands,       (Dollar amounts in thousands,
                                                          except per share amounts)          except per share amounts)
INTEREST INCOME:
   Loans, including fees                                         $1,504    $1,387                $3,328     $2,731
   Investment securities:
        Taxable                                                     900       453                 1,499        902
        Exempt from Federal taxes                                    77        84                   146        169
   Federal funds sold                                                67        44                   202        106
                                                                 ------    ------                ------     ------
        Total interest income                                     2,548     1,968                 5,175      3,908

INTEREST EXPENSE:
   Deposit accounts                                                 960       747                 1,785      1,506
   Other                                                           ----        69                  ----        138
                                                                 ------    ------                ------     ------
        Total interest expense                                      960       816                 1,785      1,644
                                                                 ------    ------                ------     ------
        Net interest income                                       1,588     1,152                 3,390      2,264
Provision for loan losses                                            20       130                   (60)       185
                                                                 ------    ------                ------     ------
        Net interest income after provision for loan losses       1,568     1,022                 3,450      2,079

NONINTEREST INCOME:
    Service charges                                                 212       139                   382        262
    Premiums and fees from SBA and mortgage operations              182       119                   308        214
    Miscellaneous                                                    17        12                    27         23
                                                                 ------    ------                ------     ------
        Total noninterest income                                    411       270                   717        499

NONINTEREST EXPENSE:
    Salaries and employee benefits                                  800       552                 1,556      1,098
    Occupancy                                                       143       130                   266        248
    Equipment                                                       119        69                   212        154
    Other                                                           636       324                 1,312        680
                                                                 ------    ------                ------     ------
        Total noninterest expense                                 1,698     1,075                 3,346      2,180
                                                                 ------    ------                ------     ------
        Income before provision for income taxes                    281       217                   821        398

Provision for income taxes                                           75        55                   275        108
                                                                 ------    ------                ------     ------
        Net Income                                               $  206    $  162                $  546     $  290
                                                                 ======    ======                ======     ======
EARNINGS PER SHARE:
Net Income                                                       $ 0.15    $ 0.12                $ 0.40     $ 0.22
                                                                 ======    ======                ======     ======

                     FIRST FINANCIAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                            Six Months Ended June 30,

                                                                          1997       1996
                                                                          ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $    546    $   290
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Increase in loans held for sale                                      (630)       (10)
     Increase in deferred loan income                                       67         73
     Provision for other real estate owned losses                           50          4
     Depreciation and amortization                                         520        201
     Provision for loan losses                                             (60)       185
     Provision for deferred taxes                                          (58)        (4)
     Increase in accrued interest receivable                              (598)       (85)
     Increase (decrease) in accrued interest payable                       122         (2)
     Decrease in other liabilities                                        (202)       (82)
     Decrease (increase) in other assets                                   264        (99)
                                                                      --------    -------
          Net cash provided by operating activities                         21        471

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of available-for-sale securities                7,860     11,679
  Proceeds from sale of available-for-sale securities                   22,000       ----
  Purchases of available-for-sale securities                           (51,210)    (7,958)
  Increase in net loans made to customers                               (3,478)    (4,679)
  Proceeds from the sale of other real estate                             ----         79
  Purchases of premises and equipment                                   (3,014)      (685)
                                                                      --------    -------
          Net cash used in investing activities                        (27,842)    (1,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                   31,464       (146)
  Payments on note payable                                                ----        (17)
  Dividends paid                                                          (132)      (131)
  Proceeds from issuance of common stock                                   104       ----
                                                                      --------    -------
          Net cash provided by (used in) financing activities           31,436       (294)
                                                                      --------    -------
Net increase (decrease) in cash and cash equivalents                     3,615     (1,387)
Cash and cash equivalents at beginning of period                         5,848      7,788
                                                                      --------    -------
Cash and cash equivalents at end of period                            $  9,463    $ 6,401
                                                                      ========    =======

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

CHANGES IN FINANCIAL CONDITION

Consolidated total assets at June 30, 1997 were $31.9 million above the comparable balance at December 31, 1996. The 30% increase in assets was due primarily to Bank of Lodi's February 22, 1997 acquisition of three branches from Wells Fargo Bank which added $34 million to total deposits as of the closing date. The deposit funds received in the acquisition of these branches have been invested primarily in investment securities, which increased $21.3 million from December 31, 1996 and loans, which increased by $4.5 million from December 31, 1996. Bank premises and equipment and other assets also increased primarily as a result of the branch acquisition. Bank premises and equipment increased by $729 thousand, or 11%. Other assets increased by $1.4 million, or 83%.

On February 22, 1997, the Company's wholly owned subsidiary, Bank of Lodi, completed the acquisition of the Galt, Plymouth, and San Andreas, California, branches of Wells Fargo Bank. Bank of Lodi purchased the premises and equipment of the Plymouth and San Andreas branches and assumed the building lease for the Galt branch. Bank of Lodi also purchased the furniture and equipment of all three branches and paid a premium for the deposits of each branch. The total cost of acquiring the branches, including payments to Wells Fargo Bank as well as other direct costs associated with the purchase, was $2.86 million. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated first to identifiable tangible assets based upon those asset's fair value and then to identifiable intangible assets based upon the asset's fair value. The excess of the purchase price over identifiable tangible and intangible assets was allocated to goodwill. Allocations to identifiable tangible assets, identifiable intangible assets, and goodwill were $856 thousand, $1.98 million, and $24 thousand, respectively. Deposits totaling $34 million were acquired in the transaction.

Total deposits were $123.7 million at June 30, 1997 compared to $92.2 million at December 31, 1996. Total deposits increased by $31.5 million, or 34%, A total of $34 million in deposits were received when Bank of Lodi acquired three branches from Wells Fargo Bank. The decrease in deposits subsequent to the acquisition of new branches is principally the result of prevailing seasonal factors related to the agricultural economy within the company's market area. Noninterest bearing demand deposits increased by $3.8 million or 42% due to continued business development success amd a more favorable noninterest bearing mix in the deposits acquired from Wells Fargo Bank. Average noninterest bearing demand deposits for the six months ended June 30, 1997 were 11% of total average deposits compared to 8% for the comparable prior year period.

The aforementioned acquisition of three branches from Wells Fargo Bank and the resulting increase in deposits significantly increased the liquidity of Bank of Lodi. In the weeks immediately following the acquisition, approximately one half of the deposits acquired had been invested in US Agency securities and, to a lesser degree, mortgage backed securities. The remaineder has been invested in two institutional money market mutual funds. The purchases of U.S. Agency securities included both medium term notes due in four to five years and callable securities with final maturities in three to ten years. The callable securities have from one to three years of call protection. Mortgage backed securities purchased were fixed-rate GNMA pass-through certificates with an average life of approximately nine years. In addition to the investment portfollio activity, funds were also invested in new loans to borrowers in both existing and newly expanded market areas. Loans increased by $4.5 million, or 8% from December 31, 1996. Management believes that the current liquidity position of Bank of Lodi is adequate to support future loan demand, capital investment, and deposit activity.

The allowance for loan losses at June 30, 1997 is in excess of the December 31, 1996 allowance by $286 thousand, or 24%. The principal reason for the increase was an increase in the specific reserves for certain loans that exhibited increased loss exposure subsequent to December 31, 1996. There were loan recoveries during the quarter ended March 31, 1997 of several loans that had been charged off in previous years totaling $341 thousand. Based upon the resulting reserve position after recoveries and increases in specific reserves for certain loans, $80 thousand of the reserve was reversed and credited to income in the form of a negative loan loss provision for that quarter. After a loan loss provision of $20 thousand for the quarter ended June 30, 1997, the provision for loan losses for the six months ended June 30, 1997 was negative in the amount of $60 thousand. Nonaccrual loans decreased by $235 thousand, or 28% from December 31, 1996 to June 30, 1997, and the allowance for loan losses nonaccrual coverage ratio increased to 2.45 times from 1.34 times. Total nonaccrual and nonperforming loans to total loans at June 30, 1997 were 2.14%, compared to 3.21% at December 31, 1996. Management believes that the allowance for loan losses at June 30, 1997 is adequate. The following tables depicts activity in the allowance for loan losses and allocation of reserves for and at the six and twelve months ended June 30, 1997 and December 31, 1996, respectively:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


                                                                                         6/30/97         12/31/96
                                                                                        --------       ----------
Balance at beginning of period                                                             1,207              959
Charge-offs:
   Commercial                                                                                  1              237
   Real estate                                                                                --               --
   Consumer                                                                                    7               97
                                                                                           -----            -----
   Total charge-offs                                                                           8              334
Recoveries:
   Commercial                                                                                345              260
   Real estate                                                                                --               --
   Consumer                                                                                    9               12
                                                                                           -----            -----
   Total recoveries                                                                          354              272
                                                                                           -----            -----
Net charge-offs                                                                             (346)              62
(reductions)/additions (credited to)/charged to operations                                   (60)             310
                                                                                           -----            -----
Balance at end of period                                                                   1,493            1,207
                                                                                           =====            =====
Ratio of net charge-offs to average loans outstanding                                      (.01%)           0.11%
                                                                                           =====            =====

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                      3/31/97        3/31/97       12/31/96       12/31/96
   LOAN CATEGORY                                      AMOUNT       % OF LOANS       AMOUNT       % OF LOANS
   -------------                                      ------       ----------       ------       ----------
Commercial                                              674           90.84%           490           91.41%
Real Estate                                              64            8.63%            45            8.40%
Consumer                                                  4             .53%             1             .19%
Unallocated                                             751              N/A           671              N/A
                                                      -----          -------         -----       ----------
                                                      1,493          100.00%         1,207          100.00%
                                                      =====          =======         =====       ==========

Consolidated equity increased by $493 thousand from December 31, 1996 to June 30, 1997. Consolidated equity represented 9.05% of consolidated assets at June 30, 1997 compared to 11.33% at December 31, 1996. The increase in equity from earnings of $546 thousand for the six months ended June 30, 1997 exceeded reductions from dividend payments of $132 thousand and a reduction to equity of $25 thousand to reflect the after-tax market value decline of the available-for-sale portion of the investment portfolio. The decline in investment portfolio market value reflects the impact of rising market interest rates during the six months ended June 30, 1997 relative to December 31, 1996. The risk capital position of the Company's subsidiary, Bank of Lodi, NA, declined as a result of the afforementioned acquisition of three branches from Wells Fargo Bank. The total risk-based capital ratio was 13.19% at June 30, 1997 compared to 17.0% at December 31, 1996. The Bank's leverage capital ratio was 7.36% at June 30, 1997 versus 10.8% at December 31, 1996. Nothwithstanding the decline in the capital ratios, the resulting ratios are in excess of the regulatory minimums for a well-capitalized bank.

CHANGES IN RESULTS OF OPERATION - THREE MONTHS ENDED JUNE 30, 1997

Net income for the three months ended June 30, 1997 was $206 thousand, or $.15 per share, and represented an increase of 27% relative to the three months ended June 30, 1996. Annualized return on average assets and equity were .60% and 6.70%, respectively, compared to .62% and 5.6%, respectively, for the comparable prior year quarter.

Net income excluding the amortization of goodwill and core deposit intangibles ("cash" or "tangible" earnings) for the three months ended June 30, 1997 was $276 thousand, or $.20 per share, and represented an increase of 67% relative to the three months ended June 30, 1996. Annualized return on average assets and equity on this basis were .80% and 8.98% compared to .62% and 5.6%, respectively, for the comparable prior year quarter. Following the acquisition of branches from Wells Fargo Bank, "cash" earnings, "cash" return on average assets, and "cash" return on average equity are the profitability measures that are the most comparable to prior period measures. They are also the most meaningful performance measures to shareholders because they measure the Company's ability to support growth and pay dividends.

Net interest income increased by $436 thousand, or 38% as a result of the increase in earning assets related to the acquisition of new branches as well an increase in net interest margin. The provision for loan losses declined by $110 thousand, or 85%. Noninterest income increased by $141 thousand, or 52%, while noninterest expenses increased by $622 thousand, or 58%. Based upon the earnings for the three months ended June 30, 1997, the board of directors of First Financial Bancorp declared a cash dividend of $.05 per share, payable August 29, 1997, to shareholders of record August 15, 1997.

Net interest income increased by $436 thousand, or 38%, relative to the comparable prior year quarter. Net interest margin increased to 5.22% for the quarter compared to 4.98% in the prior year quarter. Average earning assets and deposits for the three months ended June 30, 1997 increased by $29.1 million, or 31%, and $33.1 million, or 36%, respectively, over the prior year quarter. Excluding the impact of lower interest rates and changes in the mix of earning assets and deposits, net interest income increased $324 thousand as a result of the higher volume of average earning assets and deposits. Earning assets yielded 8.38% for the quarter compared to 8.50% in the prior year quarter. Asset yields for loans and investments were higher than the prior year due to a more favorable mix of loans and a higher mix of callable agency securities in the investment portfolio. Although average loans outstanding increased 4.1% over the prior year quarter, loans as a percentage of earning assets declined to 47% from 59% as a result of the increase in average earning assets from the acquisition of three branches in the first quarter of 1997. The mix of deposits shifted away from higher cost certificates of deposit to lower cost noninterest bearing and interest bearing demand deposit accounts. Average noninterest bearing deposits to total deposits was 11% for the quarter compared to 8% in the prior year quarter. Average certificates of deposit were 34% of average deposits and other debt for the current quarter compared to 38% in the prior year. The mix of deposits and other debt also improved due to the payoff of $2.6 million in mortgage debt in November 1996. The impact of the changed earning asset mix reduced interest income by $124 thousand for the quarter relative to the prior year, while the changed deposit and debt mix reduced interest expense by $65 thousand. Finally, the impact of higher loan and investment portfolio rates and lower deposit rates increased net interest income by $171 thousand.

The provision for loan losses decreased by $110 thousand to $20 thousand. As discussed above under Changes in Financial Condition, the allowance for loan losses at June 30, 1997 increased in comparison to December 31, 1996, due to increases in specific reserves for certain loans for which additional loss exposure was exhibited during 1997. The majority of these increases were made during the first quarter. The overall condition of the loan portfolio is improved relative to the prior year and has resulted in a lower provision for loan losses.

Noninterest income increased by $141 thousand, or 52%, reflecting increases in both service charge income as well as income from SBA and mortgage operations. Service charge income increased by 53% as a result of increased deposit account and transaction volumes as well as increases in certain service charge rates relative to the prior year quarter. Deposit account and transaction volumes increased due to Bank of Lodi's acquisition of three branches during the first quarter of 1997 as discussed above under Changes in Financial Condition as well as new account activity at existing branches. SBA and mortgage income improved by 53%. The principal element of increased SBA and mortgage income was increased SBA loan origination and sale volume. Premium income related to SBA loan sales rose by 89% over the prior year quarter due to continued improvement in the climate for small business loans as well as focused business development efforts.

Noninterest expenses increaesed by $622 thousand, or 58%, compared to the prior year quarter. Salaries and benefit expenses increased due in part to incentive compensation accruals related to increased profitability and SBA loan sales volumes. Other noninterest expenses increased due to $120 thousand in amortization of intangible assets acquired in Bank of Lodi's acquisition of three branches, and provisions for losses on the sale of other real estate owned totaling $54 thousand versus $4 thousand in the prior year quarter. Equipment expenses increased as a result of new information systems that went into use during June of 1996. The former information system was nearly fully depreciated prior to its replacement, resulting in higher depreciation costs for technology in the current year quarter. Excluding these items, total noninterest expenses increased by $402 thousand, or 37%, reflecting salary and benefit expenses for the newly acquired branches, the addition of one administrative officer, and other operating expenses related to the expanded operational base of Bank of Lodi. The acquisition by Bank of Lodi of three branches from Wells Fargo Bank is discussed above under Changes in Financial Condition.

CHANGES IN RESULTS OF OPERATION - SIX MONTHS ENDED JUNE 30, 1997

Net income for the six months ended June 30, 1997 was $546 thousand, or $.40 per share, and represented an increase of 88% relative to the six months ended June 30, 1996. Annualized return on average assets and equity were .86% and 9.12%, respectively, compared to .56% and 5.0%, respectively, for the comparable prior year period.

Net income excluding the amortization of goodwill and core deposit intangibles ("cash" or "tangible" earnings) for the six months ended June 30, 1997 was $687 thousand, or $.50 per share, and represented an increase of 136% relative to the three months ended June 30, 1996. Annualized return on average assets and equity on this basis were 1.08% and 11.5% compared to .56% and 5.0%, respectively, for the comparable prior year period. Following the acquisition of branches from Wells Fargo Bank, "cash" earnings, "cash" return on average assets, and "cash" return on average equity are the profitability measures that are the most comparable to prior period measures. They are also the most meaningful performance measures to shareholders because they measure the Company's ability to support growth and pay dividends.

Net interest income increased as a result of the increase in earning assets related to the acquisition of new branches and a widened net interest margin which benefited from the collection of $445 thousand in nonaccrual interest on several loans that had been charged off in previous years. Noninterest income increased by $218 thousand, or 44%, while noninterest expenses increased by $1.2 million, or 53% due to increased operating expenses related to the acquisition of three branches together with the related amortization of goodwill and core deposit intangible assets.

Net interest income increased by $1.1 million or 50%, relative to the comparable prior year period. Net interest margin increased to 5.97% for the period compared to 4.91% in the prior year period. During the first quarter, interest income totaling $445 thousand was recovered and recognized on several loans that had been charged off in previous years. Excluding the recovered interest, net interest margin was 5.18%, or 27 basis points higher than the prior year period. Excluding the recovered interest, the remaining increase in net interest income of $680 thousand represents the net impact of significant changes in the volume and mix of earning assets and deposits as well as the general level of interest rates.

Average earning assets and deposits for the six months ended June 30, 1997 increased by $21.4 million, or 23%, and $23.4 million, or 26%, respectively, over the prior year period. Excluding the impact of lower interest rates and changes in the mix of earning assets and deposits, net interest income increased $243 thousand as a result of the higher volume of average earning assets and deposits. Earning assets yielded 9.11% for the period compared to 8.48% in the prior year period. Excluding recovered interest, earning asset yields were 8.33% or 15 basis points below the prior year period. Asset yields for loans and investments were higher than the prior year due to a more favorable mix of loans and a higher mix of callable agency securities in the investment portfolio. Although average loans outstanding increased over the prior year quarter, loans as a percentage of earning assets declined to 49% from 58% as a result of the increase in average earning assets from the branch acquisition. The mix of deposits shifted away from higher cost certificates of deposit to lower cost noninterest bearing and interest bearing demand deposit accounts. Average certificates of deposit were 35% of average deposits and other debt for the period compared to 38% in the prior year. The mix of deposits and other debt also improved due to the payoff of $2.6 million in mortgage debt in November 1996.

The provision for loan losses decreased by $245 thousand to a negative provision of $60 thousand. Total recoveries of loans charged off in previous years added $354 thousand to the allowance for loan losses during the period. Management's analysis of the allowance for loan losses as of March 31, 1997 indicated an overfunded condition, and $80 thousand of the reserve was credited to the provision for loan losses at that time. A provision of $20 thousand was made during the second quarter of 1997. As discussed above under Changes in Financial Condition, the allowance for loan losses at June 30, 1997 increased in comparison to December 31, 1996, due to increases in specific reserves for certain loans for which additional loss exposure was exhibited during the period.

Noninterest income increased by $218 thousand, or 44%, reflecting increases in both service charge income as well as income from SBA and mortgage operations. Service charge income increased by 46% as a result of increased deposit account and transaction volumes as well as increases in certain service charge rates. Deposit account and transaction volumes increased due to Bank of Lodi's acquisition of three branches as discussed above under Changes in Financial Condition as well as new account activity at existing branches. SBA and mortgage income improved by 44%. The principal element of increased SBA and mortgage income was increased SBA loan origination and sale volumes. Premium income related to SBA loan sales rose by 85% over the prior year period due to continued improvement in the climate for small business loans as well as focused business development efforts.

Noninterest expenses increaesed by $1.2 million, or 53%, compared to the prior year period. Salaries and benefit expenses increased due in part to incentive compensation accruals related to increased profitability and SBA loan sales volumes. Other noninterest expenses increased due to the amortization of intangible assets received in Bank of Lodi's acquisition of three branches, provisions for losses on the sale of other real estate owned, provision for losses in connection with the reclamation of deposit account cash items, and the accrual of legal and professional costs associated with loan loss resolution. Equipment expenses increased as a result of new information systems that went into use during June of 1996. The former information system was nearly fully depreciated prior to its replacement, resulting in higher depreciation costs for technology in the current year period. The afformentioned salary and other noninterest expense items which are not comparable to the prior year total approximately $520 thousand in the aggregate. Excluding these items, total noninterest expenses increased by $645 thousand, or 30%, reflecting salary and benefit expenses for the newly acquired branches, the addition of one administrative officer, and other operating expenses related to the expanded operational base of Bank of Lodi. The acquisition by Bank of Lodi of three branches from Wells Fargo Bank is discussed above under Changes in Financial Condition.

BASIS OF PRESENTATION

First Financial Bancorp is the holding company for Bank of Lodi, N.A.. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three and six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the year ended December 31, 1997. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 1996 Annual Report to Shareholders.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's Annual Meeting of Shareholders was held on April 22, 1997. The purpose of the meeting was to elect the company's board of directors and approve the First Financial Bancorp 1997 Stock Option Plan. The following directors were elected based upon the votes cast as indicated:

          Director                  Votes "for"   Votes "against"   Votes "withheld"
          -------                   -----------   ---------------   ----------------
          Angelo J. Anagnos             783,012            0              8,815
          Raymond H. Coldani            783,012            0              8,815
          Benjamin R. Goehring          783,012            0              8,815
          Bozant Katzakian              783,012            0              8,815
          Michael D. Ramsey             783,012            0              8,815
          Frank M. Sasaki               783,012            0              8,815
          Weldon D. Schumacher          783,012            0              8,815
          Dennis R. Swanson             783,012            0              8,815

          The First Financial Bancorp 1997 Stock Option Plan was approved with 712,755 votes for the plan, 23,857 votes against the plan, 7,129 votes abstaining, and 48,086 broker non-votes.

          There were 1,310,692 shares issued and outstanding as of the record date, March 3, 1997.

ITEM 5.   OTHER INFORMATION

          On July 24, 1997, the First Financial Bancorp Board of Directors declared a cash dividend of $.05 per share, payable August 29, 1997, to shareholders of record on August 15, 1997. This is the tenth consecutive quarterly dividend declared by First Financial Bancorp.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)     EXHIBITS

EXHIBIT
NUMBER
------

   2      Not Applicable.

   3      Registrant's current Bylaws.

   10     Not Applicable

   11 Earnings per common and common share equivalents are calculated by dividing net income by the weighted-average number of common and common share equivalents outstanding during the period. Stock options are considered common share equivalents for this calculation. Weighted average shares used in the computation of earnings per share for the three months ended June 30, 1997, and 1996, were 1,378,104 and 1,347,334, respectively. Weighted average shares used in the computation of earnings per share for the six months ended June 30, 1997 and 1996 were 1,376,328 and 1,339,553.

   15     Not Applicable.

   16     Not Applicable.

   18     Not Applicable.

   19     Not Applicable.

   22 Notice of Annual Meeting and Proxy Statement dated April 1, 1997; filed March 31, 1997.

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


Date July 31, 1997                   /s/   David M. Philipp
     -------------                   ----------------------------
                                     David M. Philipp
                                     Executive Vice-President
                                     Chief Financial Officer
                                     Corporate Secretary