Form 10-Q
period 1997-09-30
FIRST FINANCIAL BANCORP /CA/
filed 1997-10-30
CIK 729502

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

                    FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

               FOR THE TRANSITION PERIOD FROM _______ TO _______

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

                              [ X ] Yes         [   ] No

     As of September 30, 1997 there were 1,332,842 shares of Common Stock, no par value, outstanding.

================================================================================

                            FIRST FINANCIAL BANCORP

                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I
Item 1.     Financial Statements.........................................      3

Item 2.     Management's Discussion  and Analysis of Financial Condition
            and Results of Operations....................................      6

                                     PART II

Item 1.     Legal Proceedings............................................     11

Item 2.     Changes in Securities........................................     11

Item 3.     Defaults Upon Senior Securities..............................     11

Item 4.     Submission of Matters to a Vote of Security Holders..........     11

Item 5.     Other Information............................................     11

Item 6.     Exhibits and Reports on Form 8-K.............................     11


ITEM 1. FINANCIAL STATEMENTS


                    FIRST FINANCIAL BANCORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                                SEP. 30     DEC. 31
ASSETS                                                                                           1997        1996
------                                                                                          --------   --------

Cash and due from banks .....................................................................   $  7,878   $  4,748
Federal funds sold ..........................................................................      4,800      1,100

Investment Securities:
     Held-to-maturity securities at amortized cost,  market value of
         $1,794 and $1,888 at Sep. 30, 1997 and Dec. 31, 1996 ...............................      1,717      1,789
     Available-for-sale securities, at fair value ...........................................     54,991     35,124
                                                                                                --------   --------

     Total investments ......................................................................     56,708     36,913

Loans .......................................................................................     63,158     53,879
Less: allowance for loan losses .............................................................      1,334      1,207
                                                                                                --------   --------
  Net loans .................................................................................     61,824     52,672

Premises and equipment, net .................................................................      7,316      6,723
Accrued interest receivable .................................................................      1,401      1,060
Other assets ................................................................................      3,194      1,697
                                                                                                --------   --------

Total Assets ................................................................................   $143,121   $104,913
                                                                                                ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
    Deposits
       Noninterest bearing ..................................................................   $ 15,392   $  9,066
       Interest bearing .....................................................................    113,822     83,141
                                                                                               ---------   --------
          Total Deposits ....................................................................    129,214     92,207

          Accrued interest payable ..........................................................        461        324
    Other liabilities .......................................................................        783        493
                                                                                                 -------   --------
          Total liabilities .................................................................    130,458     93,024


Stockholders' equity:
    Common stock - no par value; authorized 9,000,000
          shares, issued and outstanding in 1997 and
          1996, 1,332,842 and, 1,308,950 shares .............................................      7,455      7,324
    Retained earnings .......................................................................      5,002      4,438
    Net unrealized holding gains on available-for-sale
          securities ........................................................................        206        127
                                                                                                --------   --------
          Total stockholders' equity ........................................................     12,663     11,889
                                                                                                --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................................   $143,121   $104,913
                                                                                                ========   ========




                    FIRST FINANCIAL BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS ENDED SEP. 30       NINE MONTHS ENDED SEP. 30
                                                                      1997           1996               1997          1996
                                                                   ------------   ------------     ------------   ------------
                                                                  (DOLLAR AMOUNTS IN THOUSANDS,    (DOLLAR AMOUNTS IN THOUSANDS,
                                                                    EXCEPT PER SHARE AMOUNTS)        EXCEPT PER SHARE AMOUNTS)
INTEREST INCOME:
   Loans, including fees .....................................        $1,591        $1,463           $4,919        $4,194
   Investment securities:
            Taxable ..........................................           908           455            2,407         1,357
            Exempt from Federal taxes ........................            56            75              202           244
   Federal funds sold ........................................            78            49              280           155
                                                                      ------        ------           ------        ------
            Total interest income ............................         2,633         2,042            7,808         5,950

INTEREST EXPENSE:

   Deposit accounts ..........................................           984           738            2,769         2,244
   Other .....................................................            --            69               --           207
                                                                       -----        ------           ------        ------
            Total interest expense ...........................           984           807            2,769         2,451
                                                                       -----        ------           ------        ------
            Net interest income ..............................         1,649         1,235            5,039         3,499

Provision for loan losses ....................................            --           115              (60)          300
                                                                      ------        ------           ------        ------
            Net interest income after provision for loan
                losses........................................         1,649         1,120            5,099         3,199

NONINTEREST INCOME:
    Service charges ..........................................           192           171              574           433
    Premiums and fees from SBA and mortgage operations .......           182           125              490           339
    Miscellaneous ............................................            15            20               42            43
                                                                      ------        ------           ------        ------
            Total noninterest income .........................           389           316            1,106           815

NONINTEREST EXPENSE:
    Salaries and employee benefits ...........................           755           544            2,311         1,642
    Occupancy ................................................           156           131              422           379
    Equipment ................................................           115            93              327           247
    Other ....................................................           694           488            2,006         1,168
                                                                      ------        ------           ------        ------
            Total noninterest expense ........................         1,720         1,256            5,066         3,436
                                                                      ------        ------           ------        ------
            Income before provision for income taxes .........           318           180            1,139           578

Provision for income taxes ...................................           102            54              377           162
                                                                      ------        ------           ------        ------
            Net Income .......................................        $  216        $  126           $  762        $  416
                                                                      ======        ======           ======        ======

EARNINGS PER SHARE:
Net Income ...................................................        $ 0.15        $ 0.09           $ 0.55        $ 0.31
                                                                      ======        ======           ======        ======




                    FIRST FINANCIAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                                                            NINE MONTHS ENDED SEP. 30
                                                                            -------------------------
                                                                                  1997       1996
                                                                                -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................................    $    762    $   416
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          (Decrease) Increase in loans held for sale .....................      (1,559)       240
          Increase in deferred loan income ...............................         147         58
          Provision for other real estate owned losses....................          70         33
          Depreciation and amortization ..................................         787        326
          Provision for loan losses ......................................         (60)       300
          Provision for deferred taxes ...................................           2        (20)
          Increase in accrued interest receivable ........................        (341)      (102)
          Increase (decrease) in accrued interest payable ................         137        (70)
          Increase in other liabilities ..................................         238        192
          Increase in other assets .......................................        (320)      (160)
                                                                               -------    -------
                  Net cash (used in) provided by
                  operating activities ...................................        (137)     1,213

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturity of available-for-sale
       securities ........................................................          70        250
    Proceeds from maturity of available-for-sale
       securities ........................................................      13,474     17,634
    Proceeds from sale of available-for-sale securities ..................      26,000       --
    Purchases of available-for-sale securities ...........................     (59,210)   (13,970)
    Increase in loans made to customers ..................................      (7,510)    (4,966)
    Proceeds from the sale of other real estate ..........................         227        132
    Purchases of bank premises and equipment .............................      (3,024)      (764)
                                                                               -------    -------
                  Net cash used in investing activities ..................     (29,973)    (1,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits .............................................      37,007      2,108
    Payments on note payable .............................................        --          (26)
    Dividends paid .......................................................        (198)      (196)
    Proceeds received upon exercise of stock options .....................         131       --
                                                                               -------    -------
                  Net cash provided by financing activities...............      36,940      1,886

Net increase in cash and cash equivalents ................................       6,830      1,415
Cash and cash equivalents at beginning of period .........................       5,848      7,788
                                                                               -------    -------
Cash and cash equivalents at end of period................................     $12,678    $ 9,203
                                                                               =======    =======


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

CHANGES IN FINANCIAL CONDITION

Consolidated total assets at September 30, 1997 were $38.2 million above the comparable balance at December 31, 1996. The 36% increase in assets was due primarily to Bank of Lodi's February 22, 1997 acquisition of three branches from Wells Fargo Bank which added $34 million to total deposits as of the closing date. The deposit funds received in the acquisition of these branches have been invested primarily in the bank's investment securities portfolio, which grew by $19.8 million, or 54%, from December 31, 1996 and the bank's loan portfolio, which grew by $9.2 million, or 17% from December 31, 1996. Bank premises and equipment and other assets also increased primarily as a result of the branch acquisition. Bank premises and equipment at September 30, 1997 is $593 thousand, or 9% more than the balance at December 31, 1996. Other assets increased by $1.5 million, or 88%. Cash and due from banks increased by 66% due primarily to the float associated with the 40% increase in deposits.

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

Total deposits were $129.2 million at September 30, 1997 compared to $92.2 million at December 31, 1996. Total deposits increased by $37 million, or 40%. A total of $34 million in deposits were received when Bank of Lodi acquired three branches from Wells Fargo Bank. Deposit growth in excess of the acquired deposits is the result of both growth in the number of accounts as well as seasonal growth in average account balances that usually begins in the third quarter of each year. The seasonal growth is associated with agribusiness activity in the greater Lodi area. Beyond seasonal factors, noninterest bearing demand deposits increased by $6.3 million or 70% due to continued business development success amd a more favorable noninterest bearing mix in the deposits acquired from Wells Fargo Bank. Average noninterest bearing demand deposits for the nine months ended September 30, 1997 were 11% of total average deposits compared to 9% for the comparable prior year period. The mix of NOW and savings acccounts also improved. NOW and Savings accounts for the nine months ended September 30, 1997 averaged 55% of total deposits compared to 51% for the comparable period in 1996.

The afforementioned acquisition of three branches from Wells Fargo Bank and the resulting increase in deposits significantly increased the liquidity of Bank of Lodi. In the weeks immediately following the acquisition, approximately one half of the deposits acquired had been invested in US Agency securities and, to a lesser degree, mortgage backed securities. The remaineder was invested in two institutional money market mutual funds. The purchases of U.S. Agency securities included both medium term notes due in four to five years and callable securities with final maturities in three to ten years. The callable securities have from one to three years of call protection. Mortgage backed securities purchased were fixed-rate GNMA pass-through certificates with an average life of approximately nine years. In addition to the investment portfollio activity, funds were also invested in new loans to borrowers in both existing and newly expanded market areas. Loans increased by $9.2 million, or 17% from December 31, 1996. Approximately one half of the loan growth has occured in the three months ended September 30, 1997 due to improvement in Bank of Lodi's new and existing market market areas as well as efforts to generate loan volume within the greater Sacramento, California market area. Management believes that the current liquidity position of Bank of Lodi is adequate to support future loan demand, capital investment, and deposit activity.

The allowance for loan losses at September 30, 1997 is in excess of the December 31, 1996 allowance by $127 thousand, or 11%. The principal reason for the increase was an increase in the specific reserves for certain loans that exhibited increased loss exposure subsequent to December 31, 1996. In addition, unallocated reserves have been increased to establish reserves in relation to growth in the loan portfolio. There were loan recoveries during the quarter ended March 31, 1997 of several loans that had been charged off in previous years totaling $341 thousand. Based upon the resulting reserve position after recoveries and increases in specific reserves for certain loans, $80 thousand of the reserve was reversed and credited to income in the form of a negative loan loss provision for that quarter. After a loan loss provision of $20 thousand for the quarter ended June 30, 1997, the provision for loan losses for the nine months ended September 30, 1997 was negative in the amount of $60 thousand. Nonaccrual loans decreased by $527 thousand, or 59% from December 31, 1996 to September 30, 1997, and the allowance for loan losses nonaccrual coverage ratio increased to 3.6 times from 1.34 times. Total nonaccrual and nonperforming loans to total loans at September 30, 1997 were .65%, compared to 1.65% at December 31, 1996. Management believes that the allowance for loan losses at September 30, 1997 is adequate. The following tables depicts activity in the allowance for loan losses and allocation of reserves for and at the nine and twelve months ended September 30, 1997 and December 31, 1996, respectively:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                                 9/30/97   12/31/96
                                                                                 -------   --------
Balance at beginning of period ...............................................    1,207        959
Charge-offs:
   Commercial ................................................................      198        237
   Real estate ...............................................................     --         --
   Consumer ..................................................................       24         97
                                                                                 ------     ------
   Total charge-offs .........................................................      222        334
Recoveries:
   Commercial ................................................................      397        260
   Real estate ...............................................................     --         --
   Consumer ..................................................................       12         12
                                                                                 ------     ------
   Total recoveries ..........................................................      409        272
                                                                                 ------     ------
Net charge-offs ..............................................................     (346)        62
(reductions)/additions (credited to)/charged to operations ...................      (60)       310
                                                                                 ------     ------
Balance at end of period .....................................................    1,334      1,207
                                                                                 ======     ======
Ratio of net charge-offs to average loans outstanding ........................     (.01%)     0.11%
                                                                                 ======     ======

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                              9/30/97     9/30/97   12/31/96   12/31/96
           LOAN CATEGORY                       AMOUNT   % OF LOANS   AMOUNT   % OF LOANS
           -------------                       -----    ----------   -----    ----------
Commercial .................................     335         70.38%    490        91.41%
Real Estate ................................     132         27.73%     45         8.40%
Consumer ...................................       9          1.89%      1          .19%
Unallocated ................................     858           N/A     671          N/A
                                               -----    ----------   -----    ---------
                                               1,334        100.00%  1,207       100.00%
                                               =====    ==========   =====    =========

Consolidated equity increased by $774 thousand from December 31, 1996 to September 30, 1997. Consolidated equity represented 8.85% of consolidated assets at September 30, 1997 compared to 11.33% at December 31, 1996. The increase in equity from earnings of $762 thousand for the nine months ended September 30, 1997 exceeded reductions from dividend payments of $198 thousand and an increase in equity of $79 thousand to reflect the after-tax market value appreciation of the available-for-sale portion of the investment portfolio. The increase in investment portfolio market value reflects the impact of falling market interest rates during the nine months ended June 30, 1997 relative to December 31, 1996. The risk capital position of the Company's subsidiary, Bank of Lodi, NA, declined as a result of the afforementioned acquisition of three branches from Wells Fargo Bank as well as overall deposit growth and increased lending. The total risk-based capital ratio was 12.6% at June 30, 1997 compared to 17.0% at December 31, 1996. The Bank's leverage capital ratio was 7.18% at September 30, 1997 versus 10.8% at December 31, 1996. Nothwithstanding the decline in the capital ratios, the resulting ratios are in excess of the regulatory minimums for a well-capitalized bank.

CHANGES IN RESULTS OF OPERATION - THREE MONTHS ENDED SEPTEMBER 30, 1997

Net income for the three months ended September 30, 1997 was $216 thousand, or $.15 per share, and represented an increase of 71% relative to the three months ended September 30, 1996. Annualized return on average assets and equity were
 .61% and 6.90%, respectively, compared to .48% and 4.40%, respectively, for the comparable prior year quarter.

Net income excluding the amortization of goodwill and core deposit intangibles ("cash" or "tangible" earnings) for the three months ended September 30, 1997 was $286 thousand, or $.20 per share, and represented an increase of 127% relative to the three months ended September 30, 1996. Annualized return on average assets and equity on this basis were .81% and 9.20% compared to .48% and 4.40%, respectively, for the comparable prior year quarter. Following the acquisition of branches from Wells Fargo Bank, "cash" earnings, "cash" return on average assets, and "cash" return on average equity are the profitability measures that are the most comparable to prior period measures. They are also the most meaningful performance measures to shareholders because they measure the Company's ability to support growth and pay dividends.

Net interest income increased by $414 thousand, or 33% as a result of the increase in earning assets related to the acquisition of new branches and earning asset growth subsequent to the acquisition. The provision for loan losses declined by $115 thousand. Noninterest income increased by $73 thousand, or 23%, while noninterest expenses increased by $464 thousand, or 37%. Based upon the earnings for the three months ended September 30, 1997, the board of directors of First Financial Bancorp declared a cash dividend of $.05 per share, payable November 28, 1997, to shareholders of record November 14, 1997.

Net interest income increased by $414 thousand, or 33%, relative to the comparable prior year quarter. Net interest margin was 5.35% for the quarter compared to 5.35% in the prior year quarter. Average earning assets and deposits for the three months ended September 30, 1997 increased by $31 million, or 33%, and $33.9 million, or 36%, respectively, over the prior year quarter. Excluding the impact of interest rate changes and changes in the mix of earning assets and deposits, net interest income increased $392 thousand as a result of the higher volume of average earning assets and deposits. Although asset yields for loans, investments and federal funds sold were higher than the prior year due to a more favorable mix of loans, a greater mix of callable agency securities in the investment portfolio, and a higher Federal Reserve target for the federal funds rate, total earning asset yields declined by 30 basis points. Earning assets yielded 8.54% for the quarter compared to 8.84% in the prior year quarter. While average loans outstanding increased 7.1% over the prior year quarter, loans as a percentage of earning assets declined to 49% from 61% and average investments grew as a result of the increase in average earning assets from the acquisition of three branches in the first quarter of 1997. The mix of deposits shifted away from higher cost certificates of deposit to lower cost noninterest bearing and interest bearing demand deposit accounts. Average noninterest bearing deposits to total deposits was 11% for the quarter compared to 10% in the prior year quarter. Average certificates of deposit were 33% of average deposits and other debt for the current quarter compared to 37% in the prior year. The mix of deposits and other debt also improved due to the payoff of $2.6 million in mortgage debt in November 1996. The impact of the changed earning asset mix reduced interest income by $133 thousand for the quarter relative to the prior year, while the changed deposit and debt mix reduced interest expense by $45 thousand. Finally, the impact of higher loan and investment portfolio rates and lower deposit rates increased net interest income by $111 thousand.

There was no provision for loan losses for the three months ended September 30, 1997 compared to a provision of $115 thousand in the prior year quarter. As discussed above under Changes in Financial Condition, the allowance for loan losses at September 30, 1997 increased in comparison to December 31, 1996, due to increases in specific reserves for certain loans for which additional loss exposure was exhibited during 1997. The majority of these increases were made during the first quarter. In addition, unallocated reserves are higher in connection with the growth in the loan portfolio. The overall condition of the loan portfolio is improved relative to the prior year and has resulted in a lower provision for loan losses.

Noninterest income increased by $73 thousand, or 23%, reflecting increases in both service charge income as well as income from SBA and mortgage operations. Service charge income increased by 12% as a result of increased deposit account and transaction volumes as well as increases in certain service charge rates relative to the prior year quarter. Deposit account and transaction volumes increased due to Bank of Lodi's acquisition of three branches during the first quarter of 1997 as discussed above under Changes in Financial Condition as well as new account activity at existing branches. SBA and mortgage income improved by 46%. Premium income related to mortgage and SBA loan sales rose by 320% and 50%, respectively, over the prior year quarter due to favorable mortgage rates and housing conditions and continued improvement in the climate for small business loans as well as focused business development efforts.

Noninterest expenses increased by $464 thousand, or 37%, compared to the prior year quarter. Salaries and benefit expenses increased due to the increased staffing associated with three branches acquired in the first quarter of 1997 as well as incentive compensation accruals related to increased profitability. Occupancy expense increases reflect additional expenses associated with three new branches. Equipment expenses also increased as a result of the new branches as well as new information systems that went into use during June of 1996. The former information system was nearly fully depreciated prior to its replacement, resulting in higher depreciation costs for technology in the current year quarter. Other noninterest expenses increased due to $120 thousand in amortization of intangible assets acquired in Bank of Lodi's acquisition of three branches. The acquisition by Bank of Lodi of three branches from Wells Fargo Bank is discussed above under Changes in Financial Condition. Other noninterest expenses also increased as a result of legal and professional costs incurred in relation to ongoing strategic efforts for which costs are expected to increase in following quarters.

CHANGES IN RESULTS OF OPERATION - NINE MONTHS ENDED SEPTEMBER 30, 1997

Net income for the nine months ended September 30, 1997 was $762 thousand, or $.55 per share, and represented an increase of 83% relative to the nine months ended September 30, 1996. Annualized return on average assets and equity were
 .77% and 8.3%, respectively, compared to .53% and 4.9%, respectively, for the comparable prior year period.

Net income excluding the amortization of goodwill and core deposit intangibles ("cash" or "tangible" earnings) for the nine months ended September 30, 1997 was $971 thousand, or $.70 per share, and represented an increase of 133% relative to the nine months ended September 30, 1996. Annualized return on average assets and equity on this basis were .98% and 10.5% compared to .53% and 4.9%, respectively, for the comparable prior year period. Following the acquisition of branches from Wells Fargo Bank, "cash" earnings, "cash" return on average assets, and "cash" return on average equity are the profitability measures that are the most comparable to prior period measures. They are also the most meaningful performance measures to shareholders because they measure the Company's ability to support growth and pay dividends.

Net interest income increased as a result of the increase in earning assets related to the acquisition of new branches and a widened net interest margin which benefited from the collection of $445 thousand in nonaccrual interest on several loans that had been charged off in previous years. Noninterest income increased by $291 thousand, or 36%, while noninterest expenses increased by $1.6 million, or 47% due to increased operating expenses related to the acquisition of three branches, including the related amortization of goodwill and core deposit intangible assets.

Net interest income increased by $1.5 million, or 44%, relative to the comparable prior year period. Net interest margin increased to 5.75% for the period compared to 5.06% in the prior year period. During the first quarter, interest income totaling $445 thousand was recovered and recognized for several loans that had been charged off in previous years. Excluding the recovered interest, net interest margin was 5.24%, or 18 basis points higher than the prior year period. Excluding the recovered interest, the remaining increase in net interest income of $1.1 million represents the net impact of significant changes in the volume and mix of earning assets and deposits as well as the general level of interest rates.

Average earning assets and deposits for the nine months ended September 30, 1997 increased by $24.6 million, or 27%, and $26.8 million, or 29%, respectively, over the prior year period. Excluding the impact of lower interest rates and changes in the mix of earning assets and deposits, net interest income increased $290 thousand as a result of the higher volume of average earning assets and deposits. Earning assets yielded 8.91% for the period compared to 8.60% in the prior year period. Excluding recovered interest, earning asset yields were 8.40% or 20 basis points below the prior year period. Asset yields for loans and investments were higher than the prior year due to a more favorable mix of loans and a higher mix of callable agency securities in the investment portfolio. Although average loans outstanding increased over the prior year quarter, loans as a percentage of earning assets declined to 49% from 59% as a result of the increase in average earning assets from the branch acquisition. The mix of deposits shifted away from higher cost certificates of deposit to lower cost noninterest bearing and interest bearing demand deposit accounts. Average certificates of deposit were 34% of average deposits and other debt for the period compared to 38% in the prior year. The mix of deposits and other debt also improved due to the payoff of $2.6 million in mortgage debt in November 1996.

The provision for loan losses decreased by $360 thousand to a negative provision of $60 thousand. Total recoveries of loans charged off in previous years added $409 thousand to the allowance for loan losses during the period. Management's analysis of the allowance for loan losses as of March 31, 1997 indicated an overfunded condition, and $80 thousand of the reserve was credited to the provision for loan losses at that time. A provision of $20 thousand was made during the second quarter of 1997. As discussed above under Changes in Financial Condition, the allowance for loan losses at September 30, 1997 increased in comparison to December 31, 1996, due to increases in specific reserves for certain loans for which additional loss exposure was exhibited during the period. In addition, unallocated reserves are higher in connection with the growth in the loan portfolio.

Noninterest income increased by $291 thousand, or 36%, reflecting increases in both service charge income as well as income from SBA and mortgage operations. Service charge income increased by 33% as a result of increased deposit account and transaction volumes as well as increases in certain service charge rates. Deposit account and transaction volumes increased due to Bank of Lodi's acquisition of three branches as discussed above under Changes in Financial Condition as well as new account activity at existing branches. SBA and mortgage income improved by 45%. Premium income related to the sale of mortgage loans increased by 73% over the prior year due to favorable mortgage rates and improved conditions in the housing market. The majority of the improvement in mortgage income was realized in the quarter ended September 30, 1997. Premium income related to SBA loan sales rose by 60% over the prior year period due to continued improvement in the climate for small business loans as well as focused business development efforts.

Noninterest expenses increaesed by $1.6 million, or 47%, compared to the prior year period. Salaries and benefit expenses increased due in part to incentive compensation accruals related to increased profitability. Other noninterest expenses increased due to the amortization of intangible assets received in Bank of Lodi's acquisition of three branches, provisions for losses on the sale of other real estate owned, provision for losses in connection with the reclamation of deposit account cash items, and the accrual of legal and professional costs associated with loan loss resolution. Equipment expenses increased as a result of new information systems that went into use during June of 1996. The former information system was nearly fully depreciated prior to its replacement, resulting in higher depreciation costs for technology in the current year period. Losses related to the disposal of other real estate owned nearly doubled relative to the prior year period. The differences related to the afformentioned salary and other noninterest expense items total approximately $550 thousand in the aggregate. Excluding these items, total noninterest expenses increased by $1.05 million, or 31%, reflecting salary and benefit expenses for the newly acquired branches, the addition of one administrative officer, and other operating expenses related to the expanded operational base of Bank of Lodi. The acquisition by Bank of Lodi of three branches from Wells Fargo Bank is discussed above under Changes in Financial Condition.

BASIS OF PRESENTATION

First Financial Bancorp is the holding company for Bank of Lodi, N.A.. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the year ended December 31, 1997. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 1996 Annual Report to Shareholders.

PART II -- OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 2.           CHANGES IN SECURITIES

                  Not Applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  On October 23, 1997, the First Financial Bancorp Board of Directors declared a cash dividend of $.05 per share, payable November 28, 1997, to shareholders of record on November 14, 1997. This is the eleventh consecutive quarterly dividend declared by First Financial Bancorp.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

      (a)         EXHIBITS

     EXHIBIT
     NUMBER
     -------
        2         Not Applicable.

        3         Registrant's current Bylaws.

       10         1997 Stock Option Plan.

       11 Earnings per common and common share equivalents are calculated by dividing net income by the weighted-average number of common and common share equivalents outstanding during the period. Stock options are considered common share equivalents for this calculation. Weighted average shares used in the computation of earnings per share for the three months ended September 30, 1997, and 1996, were 1,403,758 and 1,370,091, respectively. Weighted average shares used in the computation of earnings per share for the nine months ended September 30, 1997 and 1996 were 1,385,472 and 1,364,744.

      15          Not Applicable.

      16          Not Applicable.

      18          Not Applicable.

      19          Not Applicable.

      22 Notice of Annual Meeting and Proxy Statement dated April 1, 1997; filed March 31, 1997.

      24          Not Applicable

      27          Financial Data Schedule (electronic filing only)

      28          Not Applicable

     (b)          REPORTS ON FORM 8-K

                  Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FIRST FINANCIAL BANCORP

Date October 30, 1997                    /s/     David M. Philipp
     ----------------                    ----------------------------
                                         David M. Philipp
                                         Executive Vice-President
                                         Chief Financial Officer
                                         Corporate Secretary