Form 10-K
period 1997-12-31
FIRST FINANCIAL BANCORP /CA/
filed 1998-03-06
CIK 729502

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

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

  As of January 31, 1998, there were 1,332,842 shares of Common Stock, no par value, outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $12,849,000 (based on the $13.00 average of bid and ask prices per share on January 27, 1998.)

 Documents Incorporated by Reference   Part of Form 10-K into which Incorporated
 -----------------------------------   -----------------------------------------

 Proxy Statement for the Annual
   Meeting of Shareholders to be held     Part III, Items 10, 11, 12, 13
   on April 28, 1998.

The Index to Exhibits is on page 59
================================================================================

                            FIRST FINANCIAL BANCORP
                                 1997 FORM 10-K
                               TABLE OF CONTENTS

PART 1
------

ITEM 1. BUSINESS.............................................................  3
        General..............................................................  3
        The Bank.............................................................  3
        Bank Services........................................................  3
        Sources of Business..................................................  4
        Competition..........................................................  4
        Employees............................................................  5
        Supervision and Regulation...........................................  5
                The Company..................................................  5
                The Bank.....................................................  6
                Officers.....................................................  6
                Recent Legislation and Regulations Affecting Banking.........  7
ITEM 2. PROPERTIES...........................................................  9
ITEM 3. LEGAL PROCEEDINGS.................................................... 10
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................. 10

PART II
-------
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.................................................. 10
ITEM 6. SELECTED FINANCIAL DATA.............................................. 11
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS............................................ 11
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................... 31
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.................................. 31

PART III
--------
ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................... 31
ITEM 11 EXECUTIVE COMPENSATION............................................... 31
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....... 31
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................... 31

PART IV
-------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..... 31

Signatures................................................................... 58
Index to Exhibits............................................................ 59

                                     PART I

ITEM 1. BUSINESS

General:
-------
First Financial Bancorp (the "Company") was incorporated under the laws of the State of California on May 13, 1982, and operates principally as a bank holding company for its wholly owned subsidiary, Bank of Lodi, N.A. (the "Bank"). The Company is registered under the Bank Holding Company Act of 1956, as amended. The Bank is the sole subsidiary of the Company and its principal source of income. The Bank owns the office building where the Bank's Lodi Branch and administrative offices are located, and the Company owns the land upon which the Bank's Woodbridge Branch is located. The Company receives income from the Bank from the lease associated with the Woodbridge Property. All references herein to the "Company" include the Bank, unless the context otherwise requires.

The Bank:
--------
The Bank was organized on May 13, 1982 as a national banking association. The application to organize the Bank was accepted for filing by the Comptroller of the Currency (the "OCC") on September 8, 1981, and preliminary approval to organize was granted on March 27, 1982. On July 18, 1983 the Bank received from the OCC a Certificate of Authority to Commence the Business of Banking. Subsequently, the Bank opened branch offices in Woodbridge and Lockeford, California. Effective February 22, 1997, the Bank acquired the Galt, Plymouth and San Andreas offices of Wells Fargo Bank.

The Bank's main office is located at 701 South Ham Lane, Lodi, California, with branch offices in Woodbridge, Lockeford, Galt, Plymouth and San Andreas, California. The Bank's primary service area, from which the Bank attracts 75% of its business, is the city of Lodi and the surrounding area. This area is estimated to have a population approaching 70,000 persons, with a median annual family income of approximately $30,000. The area includes residential developments, neighborhood shopping centers, business and professional offices and manufacturing and agricultural concerns. On January 5, 1998, the Bank opened a loan production office in Folsom, California in order to develop loan business in the Folsom, greater Sacramento, and South Placer County, California markets.

Bank Services:
-------------
The Bank offers a wide range of commercial banking services to individuals and business concerns located in and around its primary service area. These services include personal and business checking and savings accounts (including interest-bearing negotiable order of withdrawal ("NOW") accounts and/or accounts combining checking and savings accounts with automatic transfers), and time certificates of deposit. The Bank also offers extended banking hours at its drive-through window, night depository and bank-by-mail services, and travelers' checks (issued by an independent entity). Each branch location has a 24 hour ATM machine, and the bank has 24 hour telephone banking and bill paying services. The Bank issues MasterCard credit cards and acts as a merchant depository for cardholder drafts under both VISA and MasterCard. In addition, it provides note and collection services and direct deposit of social security and other government checks.

The Bank engages in a full complement of lending activities, including commercial, Small Business Administration (SBA), residential mortgage, consumer/installment, and short-term real estate loans, with particular emphasis on short and medium-term obligations. Commercial lending activities are directed principally towards businesses whose demand for funds falls within the Bank's lending limit, such as small to medium-sized professional firms, retail and wholesale outlets and manufacturing and agricultural concerns. Consumer lending is oriented primarily to the needs of the Bank's customers, with an emphasis on automobile financing and leasing. Consumer loans also include loans for boats, home improvements, debt consolidation, and other personal needs.
Real estate loans include short-term "swing" loans and construction loans. Residential mortgages are generally sold into the secondary market for these
loans.   SBA loans are made available to small to medium-sized businesses.

Sources of Business:
--------------------
Management seeks to obtain sufficient market penetration through the full range of services described above and through the personal solicitation of the Bank's officers, directors and shareholders. All officers are responsible for making regular calls on potential customers to solicit business and on existing customers to obtain referrals. Promotional efforts are directed toward individuals and small to medium-sized businesses. The Bank's customers are able in their dealings with the Bank to be served by bankers who have commercial loan experience, lending authority, and the time to serve their banking needs quickly and competently. Bankers are assigned to customers and not transferred from office to office as in many major chain or regional banks. In order to expedite decisions on lending transactions, the Bank's loan committee meets on a regular basis and is available where immediate authorization is important to the customer.

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

The State Bank Parity Act, effective January 1, 1996, eliminated certain existing disparities between California state chartered banks and national banking associations, such as the Bank, by authorizing the California Commissioner of Financial Institutions (the "Commissioner") to address such disparities through a streamlined rule-making process.

Employees:
---------
As of December 31, 1997, the Company employed 87 full-time equivalent employees, including five executive officers. Management believes that the Company's relationship with its employees is good.

SUPERVISION AND REGULATION

The Company
-----------
The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. The Company is also subject to the periodic reporting requirements of Section 13(d) of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, annual, quarterly and other current reports with the Securities and Exchange Commission.

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

Additional statutory provisions prohibit a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property or furnishing of services. Thus, a subsidiary bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer must obtain or provide some additional credit, property or service from or to such bank other than a loan, discount, deposit or trust service; or (ii) the customer must obtain or provide some additional credit, property or service from or to the company or any other subsidiary of the company; or (iii) the customer may not obtain some other credit, property to service from competitors, except reasonable requirements to assure soundness of the credit extended. These anti-tying restrictions also apply to bank holding companies and their non-bank subsidiaries as if they were banks.

The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. See Note 12(e) to the financial statements for further information regarding the payment of cash dividends by the Company and the Bank.

The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with the Commissioner. Regulations have not yet been proposed or adopted to implement the Commissioner's powers under this statute.

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

Officers:
--------
Leon Zimmerman, age 55, is President and Chief Executive Officer of the Bank and of the Company; David M. Philipp, age 35, is Executive Vice-President, Chief Financial Officer and Secretary of the Bank and of the Company; Lance Gallagher, age 52, is Senior Vice President and Operations Administrator of the Bank and the Company; Dennis Ceklovsky, age 45 is Senior Vice President and Regional Manager of the Bank and the Company; and David Redman, age 53, is Senior Vice President and Chief Credit Officer of the Bank and of the Company;

Mr. Zimmerman joined the Company in April, 1990.   He was promoted from
Executive Vice President and Chief Credit Officer of Bank of Lodi to President and CEO in August of 1994. Mr. Zimmerman became President and CEO of the
Company effective August 1995.   He lives in Lodi with his wife and has been in
the San Joaquin-Sacramento Valley since 1960, serving in various banking capacities since 1962. Mr. Zimmerman serves on many community boards and committees, including San Joaquin County Education Foundation, Boys & Girls Club of Lodi, Economic Development Task Force and LEED - Sacramento Steering Committee. He is an active member of Rotary, Chamber of Commerce and several other community groups.

Mr. Philipp joined the Company in April, 1992. Prior to joining the Company, Mr. Philipp was the Budget Director and Financial Analyst for Merksamer Jewelers, Inc., at that time the eighth largest jewelry retailer in the United States, headquartered in Sacramento, California. Prior to joining Merksamer Jewelers, Inc., Mr. Philipp was a Supervising Senior Accountant in the Sacramento office of KPMG Peat Marwick, LLP. While at KPMG Peat Marwick, LLP, Mr. Philipp specialized in providing audit and accounting services to financial institution, agribusiness, and broadcasting clients. Mr. Philipp is a CPA and holds a Bachelor of Science in Business Administration, Accountancy from
California State University.   He lives in El Dorado Hills with his wife and two
children, having been in the Greater Sacramento area for over 25 years.

Mr. Gallagher joined the Bank in February, 1991. He was promoted from Vice President of Compliance to Senior Vice President & Operations Administrator in January, 1997. As a graduate of the American Bankers Associations Graduate School of Compliance, he is responsible for the Bank's regulatory matters in addition to Bank operations and item processing. Prior to joining the Company, Mr. Gallagher was with Wells Fargo Bank for 22 years in various customer service, operations, and human resource capacities of increasing responsibility. He lives in San Joaquin County with his wife and has 4 boys and a grandson.
Mr. Gallagher is a banking instructor for The American Institute of Banking and Delta Community College, serves as a member of the Colleges Banking Advisory Board, a member of the Heald College Employer Advisory Committee, and is the Initiation Coaching Program Director with U. S. Hockey Pacific District.

Mr. Ceklovsky joined the Company in December, 1997. A resident of the greater Sacramento area for over 30 years, Mr. Ceklovsky has over 24 years of banking experience, including nearly 18 years in the greater Sacramento area. While previously with three community banks and two major banks, Mr. Ceklovsky has been responsible for all aspects of credit administration and management positions of increasing responsibility, including the position of chief credit officer for two community banks in the Sacramento area, both under successful turnaround strategies. He is the former owner of DFC Consulting Company, a financial consulting firm specializing in due diligence reviews and litigation support to the banking industry. Mr. Ceklovsky has served the greater Sacramento area on various community boards and committees including the Sacramento Metro Chamber of Commerce, SACTO, Sacramento Juvenile Diabetes Foundation, Sacramento YWCA and Robert Morris Associates. He is a founding member of the Sacramento Capitol Club.

Mr. Redman joined the Company in December 1997. He has over 33 years of banking experience in central California. He was previously President and CEO of Citizens Bank of Paso Robles, N.A. (1990 to 1995). Mr. Redman assisted in the start up of Commerce Bank of San Luis Obispo and served as Executive Vice President of that bank (1985 to 1990). Most recently he was the organizing President and CEO for Central California Bank (in organization). His banking experience includes several years with two major California banks. Mr. Redman's education includes Porterville Community College and the University of Washington Graduate School of Banking. Community involvement has included the Jaycees, Lions Club, Kiwanis Club, Rotary, Chamber of Commerce, Downtown Merchants Association and the Elks Lodge.

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

INTERSTATE BANKING. Since 1986, California has permitted California banks and bank holding companies to be acquired by banking organizations based in other states on a "reciprocal" basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to local banking organizations). Since October 2, 1995, California law implementing certain provisions of prior federal law has (1) permitted interstate merger transactions; (2) prohibited interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole unit of the California bank; and (3) prohibited interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

CAPITAL REQUIREMENTS. Federal regulation imposes upon all FDIC-insured financial institutions a variable system of risk-based capital guidelines designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the OCC's risk-based capital guidelines, the Bank is required to maintain capital equal to a at least 8 percent of its assets, weighted by risk. Assets and off-balance sheet items are categorized by the guidelines according to risk, and certain assets considered to present less risk than others permit maintenance of capital at less than the 8 percent ratio. The guidelines established to categories of qualifying capital: Tier 1 capital comprising core capital elements, and Tier 2 comprising supplementary capital requirements. At least one-half of the required capital must be maintained in the form of Tier 1 capital. For the Bank, Tier 1 capital includes only common stockholders' equity and retained earnings, but qualifying perpetual preferred stock would also be included without limit of the Bank were to issue such stock. Tier 2 capital includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of the allowance for loan and lease losses.

The guidelines also require all insured institutions to maintain a minimum leverage ratio of 3 percent Tier 1 capital to total assets (the "leverage ratio"). The OCC emphasizes that the leverage ratio constitutes a minimum requirement for the most well-run banking organizations. All other banking organizations are required to maintain a minimum leverage ratio ranging generally from 4 to 5 percent. The Bank's required minimum leverage ratio is 4 percent.

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

However, the Federal Financial Institutions Examination Council ("FFIEC") on December 13, 1996, approved an updated Uniform Financial Rating System ("UFIRS"). In addition to the five components traditionally included in the so-called "CAMEL" rating system which has been used by bank examiners for a number of years to classify and evaluate the soundness of financial institutions (including capital adequacy, asset quality, management, earnings and liquidity), UFIRS includes for all bank regulatory examinations conducted on or after January 1, 1997, a new rating for a sixth category identified as sensitivity to market risk. Ratings in this category are intended to reflect the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices may adversely affect an institution's earnings and capital. The rating system henceforth will be identified as the "CAMELS" system.

As of December 31, 1997, the Bank's total risk-based capital ratio was approximately 12.95 percent and its leverage ratio was approximately 7.11 percent. The Bank does not presently expect that compliance with the risk-based capital guidelines or minimum leverage requirements will have a materially adverse effect on its business in the reasonably foreseeable future. Nor does the bank expect that its sensitivity to market risk will adversely affect its overall CAMELS rating as compared with its previous CAMEL ratings by bank examiners.

DEPOSIT INSURANCE ASSESSMENTS. In 1995, the FDIC, pursuant to Congressional mandate, reduced bank deposit insurance assessment rates to a range from $0 to $.27 per $100 of deposits, dependent upon a bank's risk. The FDIC has continued these reduced assessment rates through 1997. Based upon the above risk-based assessment rate schedule, the Bank's current capital ratios, the Bank's current level of deposits, and assuming no further change in the assessment rate applicable to the Bank during 1998, the Bank estimates that its annual noninterest expense attributed to the regular assessment schedule will not increase during 1998.

PROMPT CORRECTIVE ACTION. Prompt Corrective Action Regulations (the "PCA Regulations") of the federal bank regulatory agencies established five capital categories in descending order (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), assignment to which depends upon the institution's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio. Institutions classified in one of the three undercapitalized categories are subject to certain mandatory and discretionary supervisory actions, which include increased monitoring and review, implementation of capital restoration plans, asset growth restrictions, limitations upon expansion and new business activities, requirements to augment capital, restrictions upon deposit gathering and interest rates, replacement of senior executive officers and directors, and requiring divestiture or sale of the institution. The Bank has been classified as a well-capitalized bank since adoption of the PCA Regulations.

COMMUNITY REINVESTMENT ACT. Community Reinvestment Act ("CRA") regulations effective as of July 1, 1995 evaluate banks' lending to low and moderate income individuals and businesses across a four-point scale from "outstanding" to " substantial noncompliance," and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the CRA regulations may be subject to enforcement proceedings. The Bank has a current rating of "satisfactory" CRA compliance.

SAFETY AND SOUNDNESS STANDARDS. Federal bank regulatory agency safety and soundness standards for insured financial institutions establish standards for
(1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; and (6) compensation, fees and benefits. In addition, the standards prohibit the payment of compensation which is excessive or which could lead to material financial loss. If an agency determines that an institution fails to meet any standard established by the guidelines, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. Agencies may elect to initiate enforcement action in certain cases where failure to meet one or more of the standards could threaten the safe and sound operation of the institution. The Bank has not been and does not expect to be required to submit a safety and soundness compliance plan because of a failure to meet any of the safety and soundness standards.

PERMITTED ACTIVITIES. Recently, the Federal banking agencies, especially the OCC and the Board, have taken steps to increase the types of activities in which national banks and bank holding companies can engage, and to make it easier to engage in such activities. On November 20, 1996, the OCC issued final regulations permitting national banks to engage in a wider range of activities through subsidiaries. "Eligible institutions" (those national banks that are well capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries after going through a new expedited application process. In addition, the new regulations include a provision whereby a national bank may apply to the OCC to engage in an activity through a subsidiary in which the bank itself may not engage. Although the Bank in not currently intending to enter into any new type of business, this OCC regulation could be advantageous to the Bank if the Bank determines to expand its operations in the future, depending on the extent to which the OCC permits national banks to engage in new lines of business and whether the Bank qualifies as an "eligible institution" at the time of making application.

MONETARY POLICIES.   Banking is a business in which profitability depends on
rate differentials. In general, the differences between the interest rate received by a bank on loans extended to its customers and securities held in that bank's investment portfolio and the interest rate paid on its deposits and its other borrowings constitute the major portion of the bank's earnings. To the extent that a bank is not able to compensate for increases in the cost of deposits and other borrowings with greater income from loans, securities and fees, the net earnings of that bank will be reduced. The interest rates paid and received by any bank are highly sensitive to many factors which are beyond the control of that bank, including the influence of domestic and foreign economic conditions. See Item 7 herein, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The earnings and growth of a bank are also affected by the monetary and fiscal policy of the United States Government and its agencies, particularly the Board. These agencies can and do implement national monetary policy, which is used in part to curb inflation and combat recession. Among the instruments of monetary policy used by these agencies are open market transactions in United States Government securities, changes in the discount rates of member bank borrowings, and changes in reserve requirements. The actions of the Board have had a significant effect on banks' lending, investments and deposits, and such actions are expected to continue to have a substantial effect in the future. However, the nature and timing of any further changes in such policies and their impact on banks cannot be predicted.

PROPOSED LEGISLATION AND REGULATION. Certain legislative and regulatory proposals that could affect the Bank and the banking business in general are pending or may be introduced before the United States Congress, the California State Legislature and Federal and state government agencies. The United States Congress is considering numerous bills that could reform banking laws substantially. For example, proposed bank modernization legislation under consideration would, among other matters, include a repeal of the Glass-Steagall Act restrictions on banks that now prohibit the combination of commercial and investment banks.

It is not known whether any of these current legislative proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationships of financial institutions. It is likely, however, that many of these proposals would subject the Bank to increased regulation, disclosure and reporting requirements and would increase competition to the Bank and its cost of doing business.

In addition to pending legislative changes, the various banking regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such rules and regulations may have on the Bank's business.

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

On December 31, 1997, the Bank leased 1,220 square feet of office space in Folsom, California for use as a loan production office. The lease term is for one year and includes an option for one additional year.


ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings required to be discussed pursuant to this Item 3.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market and is not presently listed on a national exchange or reported by the NASDAQ Stock Market. Trading of the stock has been limited and has been principally contained within the Company's general service area. As of March 2, 1998, there were 1,170 shareholders of record of the Company's common stock.

                                        1997                1996
     BID PRICE OF COMMON SHARES     HIGH     LOW        HIGH     LOW
----------------------------------------------------------------------------
     First Quarter                 $10.25   9.50        $ 8.87   8.37
     Second Quarter                 10.25   9.63          9.75   8.63
     Third Quarter                  12.75   9.81         10.00   9.50
     Fourth Quarter                 13.00  12.13         10.00   9.25


The foregoing prices are based on trades of which Company is aware and reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent specific transactions.

ITEM 6. SELECTED FINANCIAL DATA

------------------------------------------------------------------------------
(in  thousands except per share amounts)

Consolidated Statement of Income      1997     1996     1995     1994    1993
------------------------------------------------------------------------------
Interest Income                     $10,592    8,045    8,089    7,462   6,907
Interest Expense                      3,785    3,254    3,138    2,767   2,765
Net Interest Income                   6,807    4,791    4,951    4,695   4,142
Provision for Loan Losses               (60)     310      115      323     327
Noninterest Income                    1,423    1,067      940    1,050   1,151
Noninterest Expense                   6,796    4,654    4,534    5,137   4,115
Net Income                          $ 1,015      640      843      338     746

Per Share Data
------------------------------------------------------------------------------
Basic Earnings                      $   .77      .49      .65      .26     .57
Diluted Earnings                        .73      .48      .64      .26     .57
Cash Dividends Declared             $   .20      .20      .15       --     .10

Consolidated Balance Sheet Data
------------------------------------------------------------------------------
Federal Funds Sold                 $  4,900    1,100    3,300    2,000   2,600
Investment Securities                61,917   36,913   36,945   33,100  23,956
Loans, net of loss reserve and
   deferred fees                     62,228   52,672   50,524   55,812  59,943
Total Assets                        147,850  104,913  103,972  105,167  99,806
Total Deposits                      133,891   92,207   89,216   89,979  86,174
Note Payable                             --       --    2,585    2,618   2,648
Total StockholdersO Equity         $ 12,861   11,889   11,564   10,610  10,380
------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; general economic conditions, either nationally or regionally becoming less favorable than expected and resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks, including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets.

The following discussion addresses information pertaining to the financial condition and results of operations of the Company that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 33 through 54, as well as other information presented throughout this report.

SUMMARY OF EARNINGS PERFORMANCE

------------------------------------------------------------------------------
                                             For the Year Ended December 31:
                                          ------------------------------------
                                              1997          1996         1995
                                           -----------------------------------
Earnings (in thousands)                     $1,015           640          843
------------------------------------------------------------------------------
Basic earnings per share                    $  .77           .49          .65
Diluted earnings per share                  $  .73           .48          .64
Return on average assets                      0.75%         0.60%        0.83%
Return on average equity                      8.18%         5.44%        7.45%
Dividend payout ratio                        26.11%        42.55%       22.25%

------------------------------------------------------------------------------
"Cash" earnings (in thousands) (1)          $1,293           640          843
Diluted "cash" earnings per share           $  .93           .48          .64
"Cash" return on average assets               0.96%         0.60%        0.83%
"Cash" return on average equity              10.42%         5.44%        7.45%

------------------------------------------------------------------------------
Average equity to average assets              9.12%        11.12%       11.13%
------------------------------------------------------------------------------

(1) "Cash" earnings represent earnings based upon generally accepted accounting principles plus the after-tax, non-cash effect on earnings of the amortization of intangible assets. Following the 1997 acquisition of three branches from Wells Fargo Bank, the "cash" earnings, return on assets, and return on equity are the most comparable to prior year numbers. They are also the more relevant performance measures for shareholders because they measure the Company's ability to support growth and pay dividends.

Diluted earning per share for 1997 increased by 52% over 1996, while 1997 "cash" earnings per share increased by 94% over 1996. Diluted and cash earnings per share for 1996 were 25% below the comparable earnings for 1995. "Cash" return on equity and return on average assets for 1997 increased by 92% and 60%, respectively, over 1996, while return on equity and return on average assets in 1996 were 27% and 28%, respectively, below 1995. The disproportionate increase in return on average equity relative to return on average assets is the result of more efficiently leveraged equity in 1997 versus 1996. Average equity to average assets was reduced by 200 basis points in 1997 compared to 1996. As a result each dollar of equity in 1997 supported $11 in assets versus $9 in 1996 and $9 in 1995. The principal reason for the increase in leverage was the acquisition of three branches from Wells Fargo Bank on February 22, 1997. The acquisition increased deposits by $34 million as of the closing date of the transaction.

Earnings increased in 1997 versus 1996 as a result of a 30% increase in net interest income, a 120% reduction in the provision for loan losses and a 31% increase in noninterest income. The foregoing improvements were partially offset by a 45% increase in noninterest expenses. The growth in net interest income was the result of both increases in the volume of earning assets and deposits and an increase in net interest margin. Noninterest income increased due in part to record volumes in both SBA and mortgage lending of the Bank. Service charges and noninterest expenses increased principally as a result of the acquisition of three branches from Wells Fargo Bank on February 22, 1997.
As a result of the earnings in 1997, the Company continued the practice of paying a quarterly dividend of $.05 per share that began in the first quarter of 1995.

Earnings fell in 1996 versus 1995 due to a 3.2% decrease in net interest income and a 170% increase in the provision for loan losses. The impact of the foregoing items offset the benefit of a 16% increase in SBA and mortgage income in 1996 compared to 1995.

BRANCH ACQUISITION

The single factor that had the most pervasive impact on the financial performance and financial position of the Company during 1997 was the acquisition of three branches.

On February 22, 1997, the Bank completed the acquisition of the Galt, Plymouth, and San Andreas, California, branches of Wells Fargo Bank. The Bank purchased the premises and equipment of the Plymouth and San Andreas branches and assumed the building lease for the Galt branch. The Bank also purchased the furniture and equipment of all three branches and paid a premium for the deposits of each branch. The total cost of acquiring the branches, including payments to Wells Fargo Bank as well as other direct costs associated with the purchase, was $2.86 million. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated first to identifiable tangible assets based upon those assets' fair value and then to identifiable intangible assets based upon the assets' fair value. The excess of the purchase price over identifiable tangible and intangible assets was allocated to goodwill. Allocations to identifiable tangible assets, identifiable intangible assets, and goodwill were $856 thousand, $1.98 million, and $24 thousand, respectively. Deposits totaling $34 million were acquired in the transaction.

NET INTEREST INCOME

The following table provides a detailed analysis of net interest spread and net interest margin for the years ended December 31, 1997, 1996, and 1995, respectively:

-----------------------------------------------------------------------------------------------------------------------------------
                                     For the Year Ended                 For the Year Ended                    For the Year Ended
                                     December 31, 1997                  December 31, 1996                     December 31, 1995
                                       (in thousands)                     (in thousands)                        (in thousands)
                             -------------------------------------------------------------------------------------------------------
                               Average    Income/                 Average   Income/                 Average   Income/
                               Balance    Expenses     Yield      Balance   Expenses    Yield       Balance   Expenses    Yield
                               --------   --------     -----      -------   ---------  -------      -------   ---------  -------
Earning Assets:
Investment securities (1)..... $ 53,580      3,519      6.57%     34,700      2,233       6.44%      29,709    1,777        5.98%
Federal funds sold............    8,400        461      5.49%      3,790        199       5.25%       3,490      200        5.73%
Loans (2).....................   58,600      6,612     11.28%     54,520      5,613      10.30%      56,450    6,112       10.83%
                               --------     ------     -----      ------     ------     ------       ------   ------      ------
                               $120,580     10,592     8.78%      93,010      8,045       8.65%      89,649    8,089        9.02%
                               ========     ======     =====      ======     ======     ======       ======   ======      ======
LIABILITIES:
Noninterest bearing deposits.. $ 13,470         --        --       8,280         --         --        7,140       --          --
Savings, money market, & NOW..   67,520      1,660      2.46%     47,820      1,193       2.49%      46,370     1,187       2.56%
 deposits
Time deposits.................   41,550      2,125      5.11%     34,320      1,799       5.24%      32,570     1,672       5.13%
Note payable..................       --         --       --        2,440        262      10.74%       2,600       279      10.73%
                               --------     ------     -----      ------     ------     ------       ------    ------     ------
TOTAL LIABILITIES............. $122,540      3,785      3.09%     92,860      3,254       3.50%      88,680     3,138       3.54%
                               ========     ======     =====      ======     ======     ======       ======    ======     ======
NET SPREAD....................                          5.69%                             5.15%                  5.48%
                                                       =====                            ======                 ======
-----------------------------------------------------------------------------------------------------------------------------------
                               Average    Income/                 Average   Income/                 Average   Income/
                               Balance    Expenses     Yield      Balance   Expenses    Yield       Balance   Expenses    Yield
                               --------   --------     -----      -------   ---------  -------      -------   ---------  -------
Yield on average earning
 assets....................... $120,580     10,592      8.78%      93,010       8,045     8.65%      89,649       8,089     9.02%
Cost of funds for average
 earning assets............... $120,580     (3,785)    (3.13%)     93,010      (3,254)   (3.50%)     89,649      (3,138)   (3.50%)
                               --------     ------     -----       ------      ------   ------       ------      ------   ------
NET INTEREST MARGIN........... $120,580      6,807      5.65%      93,010       4,791     5.15%      89,649       4,951     5.52%
                               ========     ======     =====       ======      ======   ======       ======      ======   ======
-----------------------------------------------------------------------------------------------------------------------------------

(1) Income on tax-exempt securities has not been adjusted to a tax equivalent basis.
(2)  Nonaccrual loans are included in the loan totals for each year.

Net interest income increased by 42% in 1997 after declining by 3% in 1996. The increase in 1997 was the result of both growth in earning assets and deposits as well as increased earning asset yields and decreased deposit costs. The decline in 1996 was primarily the result of falling interest rates which served to reduce net interest margin.

Average earning assets increased by 30% in 1997 compared to 1996 and 4% in 1996 compared to 1995. The increase in average earning assets was driven by growth in average deposits. Average deposits increased by 36% in 1997 compared to 1996 and 5% in 1996 compared to 1995. Using year-end totals, loans outstanding at December 31, 1997 were in excess of loans outstanding at December 31, 1996 by 18%. Despite the significant growth in the loan portfolio, the deposit growth reduced the average loan-to-deposit ratio to 48% in 1997 compared to 60% in 1996 and 66% in 1995. Average loans also increased, growing by 7.5% after declining by 3.5% in 1996 compared to 1995. The largest growth in average earning assets took place in the investment portfolio into which the proceeds from the branch acquisition were initially invested. Average investments increased by 54% in 1997 after growing by 17% in 1996.

Net interest margin increased by 50 basis points in 1997 after declining by 37 basis points in 1996. The increase in 1997 was the result of several key items:

 . The general level of short-term interest rates as indicated by the comparative yields on federal funds sold increased by approximately 24 basis points.

 . Approximately $445 thousand in loan interest income was recognized during 1997 as a result of nonaccrual loan payoffs. The recovery of nonaccrual interest increased loan yields and net interest margin for the year by 76 basis points and 37 basis points respectively.

 . The general decline in interest rates helped to bring down the cost of average certificates of deposit by 13 basis points, while a new tiered rate pricing structure for savings, money market, and NOW accounts reduced the cost of those funds by 3 basis points.

 . In addition to changes in the pricing structure of deposits, the mix of noninterest bearing and lower cost transaction accounts increased for 1997, while the mix of higher cost certificates of deposit declined.

 . The mortgage note payable, which carried a yield of 10.45%, was paid off during November 1996.

The 37 basis point decline in net interest income in 1996 compared to 1995 reflects a drop in short term interest rates of approximately 48 basis points based upon the change in the yield on federal funds for the same period. The yield on loans declined in a similar manner, while investment yields increased due to an emphasis on purchasing callable agency securities that carry higher yields than conventional agency securities. The cost of certificates of deposit increased during 1996 while short term interest rates declined as falling interest rates prompted many depositors to extend maturities to achieve higher yields.

The following table presents the monetary impact of the aforementioned changes in earning asset and deposit volumes, yields and mix for the three years ended December 31, 1997, 1996, and 1995

------------------------------------------------------------------------------------------------------------------------------------
                                      1997 compared to 1996              1996 compared to 1995           1995 compared to 1994
                                          (in thousands)                     (in thousands)                   (in thousands)

                                          Change due to:                     Change due to:                   Change due to:

                                  Volume   Rate     Mix    Total     Volume   Rate   Mix    Total      Volume  Rate  Mix    Total
                                  --------------------------------------------------------------------------------------------------
Investment securities             $  661     46      578   1,285       67      135    255     457       (5)    141   223     359
Federal funds sold                    59      9      194     262        7      (17)     8      (2)      11      56    (1)     66
Loans                              1,664    539   (1,203)  1,000      229     (300)  (428)   (499)     (44)    642  (396)    202
                                  ------   ----   ------   -----      ---     ----   ----    ----      ---     ---  ----     ---
Total interest income             $2,384    594     (431)  2,547      303     (182)  (165)    (44)     (38)    839  (174)    627
                                  ======   ====   ======   =====      ===     ====   ====    ====      ===     ===  ====     ===
Interest Expense:
Noninterest-bearing deposits      $   --     --       --      --       --       --     --      --       --      --    --      --
Savings, money market, & NOW         382    (16)     103     469       56      (27)   (22)      7      (18)      5   (80)    (93)
 accounts
Time deposits                        573    (44)    (205)    324       79       35     13     127      (28)    380   115     467
Note payable                          84   (262)     (84)   (262)      13       --    (30)    (17)       3       0    (6)     (3)
                                  ------   ----   ------   -----      ---            ----    ----      ---     ---  ----     ---
Total interest expense            $1,039   (322)    (186)    531      148        8    (39)    117      (43)    385    29     371
                                  ======   ====   ======   =====      ===     ====   ====    ====      ===     ===  ====     ===
Net interest income               $1,345    916     (245)  2,016      155     (190)  (126)   (161)       5     454  (203)    256
                                  ======   ====   ======   =====      ===     ====   ====    ====      ===     ===  ====     ===
------------------------------------------------------------------------------------------------------------------------------------

The increase in net interest income for 1997 attributable to volume is illustrative of the principal impact of acquiring the new branches. The volume variance for 1997 compared to 1996 is nearly ten times greater than the comparable variance for 1996 compared to 1995. Interest increased by $2.4 million as a result of volume, while interest expense increased by $1.1 million. The volume variance for 1996 compared to 1995 reflects the modest growth in earning assets and deposits.

The rate variance in net interest income for 1997 compared to 1996 is over ten times greater than the comparable rate variance for 1996 compared to 1995. Approximately 49% of the positive rate variance of $916 thousand for 1997 compared to 1996 is the result of the nonaccrual interest recoveries realized during the year. The remainder of the variance is principally the result of paying off the mortgage note payable and yield increases for loans and investments. The negative rate variance for 1996 compared to 1995 is principally the result of lower loan yields.

The negative impact of earning asset mix variances with respect to loans was minimized for 1997 relative to 1996 due to favorable mix changes in the deposit base. Noninterest bearing demand deposits increased to 11% of average deposits for 1997 compared to 9% for 1996 and 8% for 1995. In a similar manner, NOW accounts increased to 37% of average deposits compared to 34% in 1996 and 1995. Certificates of deposit declined to 34% of average deposits in 1997 compared to 37% in 1996 and 1995. The favorable certificate of deposit mix variance in 1997 was $205 thousand, or twice the increase in interest expense attributable to the growth in NOW account volumes. Although loans as a percentage of average earning assets were 49% for 1997 compared to 59% in 1996, the growth in average loans outstanding of 7.5% for 1997 compared to 1996 kept the loan mix variance for interest income below the volume variance.



Provision for Loan Losses

Provision for Loan Losses

The following table reconciles the beginning and ending loan loss reserve for the previous five years. Reconciling activity is broken down into the three principal items that impact the reserve: (1) reductions from charge-offs; (2) increases from recoveries; and (3) increases or decreases from positive or negative provisions for loan losses.

--------------------------------------------------------------------------------------------
(in thousands)                                        1997      1996    1995    1994    1993
--------------------------------------------------------------------------------------------
Balance at beginning of period                       $1,207      959   1,127     924   1,334
CHARGE-OFFS:
  Commercial                                            249      237     357      98     676
  Real estate                                            --       --      30      --      41
  Consumer                                               41       97      95      77      46
                                                     ------    -----   -----   -----   -----
  TOTAL CHARGE-OFFS                                  $  290      334     482     175     763
RECOVERIES:
  Commercial                                            434      260     174      37      21
  Real estate                                            --       --      --      --      --
  Consumer                                               22       12      25      18       5
                                                     ------    -----   -----   -----   -----
  TOTAL RECOVERIES                                   $  456      272     199      55      26
                                                     ------    -----   -----   -----   -----
Net charge-offs                                      $ (166)      62     283     120     737
Additions charged to operations                        ( 60)     310     115     323     327
                                                     ------    -----   -----   -----   -----
BALANCE AT END OF PERIOD                             $1,313    1,207     959   1,127     924
                                                     ======    =====   =====   =====   =====
RATIO OF NET CHARGE-OFFS TO AVERAGE LOANS            $(.28%)   0.11%   0.50%   0.20%   1.15%
 OUTSTANDING                                         ======    =====   =====   =====   =====
--------------------------------------------------------------------------------------------

Footnote 1(g) to the consolidated financial statement discusses the factors used in determining the provision for loan losses and the adequacy of the allowance for loan losses.

Charge-off activity declined by 31% and 13%, respectively, in 1996 and 1997, while recoveries increased by 37% and 68%, respectively, for the same periods. These trends are consistent with the improvements discussed below in the Asset Quality section. The principal reason for the increases in recoveries was improvement in the repayment capacity of certain credits that had previously been charged off combined with the Bank's continued efforts subsequent to charge-off to work diligently toward collection. These credits began to contribute toward recoveries in the latter part of 1995 and were paid in full during 1997. Approximately $285 thousand of the recoveries of $456 thousand for 1997 are attributable to the credits that were paid off.

The loan loss provision for 1996 exceeded the provision for 1995 by 170%. Although net charge-offs declined from 1995 to 1996, management determined that the loan loss provision of $310 thousand was necessary to provide for the loss potential with respect to a specific group of loan relationships that exhibited increased credit risk at that time.

The declining charge-offs and larger recoveries during 1997 increased the loan loss reserve by more than management believed was necessary to provide for loss potential in the loan portfolio. Accordingly, $60 thousand of the reserve for loan losses was reversed and taken into income in the form of a negative provision for loan losses in 1997. While portfolio quality generally improved in 1997 compared to 1996 a larger reserve was necessitated by the significant growth in the loan portfolio. Please also see the "Asset Quality".

Noninterest Income

Noninterest income increased by 33% in 1997 compared to 1996 and rose by 14% in 1996 compared to 1995. The increases in both years came from growth in the major components of noninterest income: service charges, SBA, mortgage income, and other noninterest income. The following table summarizes the significant elements of service charge, SBA, mortgage and Farmer Mac revenue for the three years ending 1997, 1996, and 1995:

-------------------------------------------------------------------------------
(in thousands)                                                1997   1996  1995
-------------------------------------------------------------------------------
Periodic deposit account charges                              $ 307   192   169
Returned item charges                                           332   259   254
Ancillary services charges                                       70    33    32
Other service charges                                            57    75    37
                                                              -----------------
     Total service charge revenue                               766   559   492
                                                              =================

Gain on sale of SBA loans                                       217   163   143
SBA loan servicing revenue                                      199   183   174
                                                              -----------------
     Total SBA revenue                                          416   346   317

Gain on sale of mortgage loans                                   77    44    36
Mortgage loan servicing revenue                                  53    41    30
                                                              -----------------
     Total mortgage revenue                                     130    85    66

Farmer Mac origination, sale and servicing                       29    20    10
                                                              -----------------

      Total loan origination, sale and servicing revenue      $ 575   451   393
-------------------------------------------------------------------------------

Service charge revenue increased by 37% in 1997 compared to 1996 and 14% in 1996 compared to 1995. The growth in service charge revenue for 1997 resulted primarily from the acquisition of three branches as discussed above in "Branch Acquisition." The acquisition increased deposits by approximately 37%. In addition to deposit growth, the Bank's service charge schedule was reviewed during 1997, and certain rates were increased in areas where the Bank's rates were more than competitive. The increase in service charge revenue from 1995 to 1996 is principally the result of a 103% increase in other service charges. The increase in other service charges was the result of increases in penalties for the early withdrawl of certificates of deposit and increases in late charges on loans. These items moderated in 1997 compared to 1996.

Revenue from SBA loan sales reached a record level in 1997, increasing by 33% over 1996 and following an increase of 14% in 1996 compared to 1995. The increase in 1997 was the result of both increases in the volume of loans originated and sold as well as a general increase in the loan sale premiums realized in the secondary market for SBA loan sales. During 1996, a new incentive compensation program was put into place. The program was designed to provide incentives for increasing levels of production. As production increased, the SBA servicing portfolio increased and resulted in the 9% and 5% increases in SBA servicing revenue for 1997 and 1996, respectively.

Revenue from mortgage loan sales also reached a record level in 1997, increasing by 75% over 1996 and following an increase of 22% in 1996 compared to 1995. Mortgage operations were reorganized in 1994, and part of the annual increases since that time are the result of the relationships that have been developed with builders, realtors, and title companies. In addition to reorganized operations, housing activity in the Bank's trade area improved during 1996 and 1997, resulting in increased volumes. The Bank has packaged home construction and mortgage take-out loans in a competitive manner and has successfully marketed this product in the new trade areas that were opened as a result of the acquisition of branches from Wells Fargo Bank in early 1997 (see "Branch Acquisition" above). Finally, declining mortgage rates during 1997 have resulted in increased mortgage refinance volumes.

The Bank began to participate in the Federal Agricultural Mortgage Corporation ("Farmer Mac") lending program in late 1994, whereby qualifying mortgage loans on agricultural property are originated and sold.

NONINTEREST EXPENSES

Noninterest expenses increased by 46% in 1997 compared to 1996 and 3% in 1996 compared to 1995. The single biggest factor behind the increase in 1997 was the acquisition of three branches from Wells Fargo Bank on February 22, 1997 as discussed above in "Branch Acquisition." Noninterest expense is broken down into four primary categories each of which is discussed in this section.

SALARIES AND EMPLOYEE BENEFITS
------------------------------

The following table provides the detail for each major segment of salaries and employee benefits together with relevant statistical data:

--------------------------------------------------------------------------------------
(in thousands except full time equivalents)                     1997     1996    1995
--------------------------------------------------------------------------------------
Regular payroll, contract labor, and overtime                   $2,298   1,699   1,788
Incentive compensation and profit sharing                          335     125      83
Payroll taxes and employment benefits                              459     381     360
                                                                ----------------------
     TOTAL SALARIES AND EMPLOYEE BENEFITS                       $3,092   2,205   2,231
                                                                ======================
Number of full-time equivalent employees                         82.00   62.25   64.50
                                                                ----------------------
Regular payroll per full-time equivalent employee                28.02   27.29   27.72
                                                                ----------------------
Incentive compensation to regular payroll                         14.6%    7.4%    4.6%
                                                                ----------------------
Ratio of payroll taxes and benefits per full-time equivalent      5.60    6.12    5.58
--------------------------------------------------------------------------------------

Total salaries and benefits expense increased by 40% in 1997 compared to 1996 after declining by 1% in 1996 compared to 1995. Regular payroll increased by 35% in 1997 compared to 1996 due primarily to the increase in personnel from the three branches purchased from Wells Fargo Bank (see "Branch Acquisition above"). At the closing date of the transaction, the branch acquisition added 20 full-time equivalents. Regular payroll per full-time equivalent increased by 2.7% in 1997 compared to 1996. Regular payroll and regular payroll per full-time equivalent declined in 1996 compared to 1995 by 5% and 1.5%, respectively. The reason for the decline was twofold. The Bank's senior officers elected to forgo salary increases for 1996 in exchange for the implementation of a management Incentive Compensation Plan. In addition, during 1996 there were temporary vacancies in certain officer positions with salaries for those positions that were higher than the Bank average.

Incentive compensation includes bonus awards under the Incentive Compensation Plan, contributions to the Employee Stock Ownership Plan and matching contributions to the 401(k) Stock Ownership Plan. The Incentive Compensation Plan pays bonuses to officers based upon the actual results of departmental and Bank-wide performance in comparison to predetermined targets. As explained in the preceding paragraph, the plan was implemented in 1996. Contributions to the Employee Stock Ownership Plan are made at the discretion of the board of directors based upon profitability. Matching contributions to the 401(k) Stock Ownership Plan are made at the rate of 50% of the first 4% of compensation contributed by employees. The rate of incentive compensation for 1997 was nearly double the rate in 1996 based upon increased profitability. Although the incentive compensation rate for 1996 is higher than 1995 despite a decline in profitability, such a comparison is not meaningful as there was no Incentive Compensation Plan in 1995.

Payroll taxes and employee benefits per full-time equivalent declined in 1997 compared to 1996 because certain benefit expenses did not increase proportionately with the increase in full-time equivalents. Despite an increase of 20 full-time equivalents, workers compensation insurance declined slightly in 1997, and medical insurance per full-time equivalent declined by $377. The increase per full-time equivalent for payroll taxes and employee benefits of 9.6% in 1996 was the result of increases in the cost of medical benefits and workers compensation insurance.

Occupancy Expense
-----------------

The following table provides the detail for each major segment of occupancy expense:

----------------------------------------------------------------------------------------
(in thousands except square footage and cost per sq. ft.)      1997      1996      1995
----------------------------------------------------------------------------------------
Depreciation                                                     265       251       250
Property taxes, insurance, and utilities                         204       168       183
Property maintenance                                             154       109       130
Net rental income                                                (30)      (45)     (120)
                                                              --------------------------
     TOTAL OCCUPANCY                                             593       483       443
                                                              ==========================
Square footage of occupied and unoccupied space               40,725    28,312    24,635
                                                              --------------------------
Occupancy cost per square foot                                $14.56    $17.06    $17.98
                                                              --------------------------
Locations                                                          6         3         3
----------------------------------------------------------------------------------------

Occupancy expenses increased by 23% in 1997 compared to 1996 and 9% in 1996 compared to 1995.

The increase in 1997 is attributable to the acquisition of three branches from Wells Fargo Bank (see "Branch Acquisition"). Approximately 13,500 square feet of space was added by the branch acquisition. Two of the locations were purchased and the third, representing 6,000 square feet, was leased. The occupancy cost per square foot declined by 15% as the acquired locations had a lower cost per square foot than existing locations.

The increase in 1996 compared to 1995 was principally the result of lower net rental income. Net rental income is rental income less rental expense. The decline in net rental income from 1995 to 1996 is the result of a reduction in the occupancy of space available for lease to third parties at the Company's main location. Some of the impact of the reduction in net rental income was offset by a reduction of property taxes based upon a request made to the San Joaquin County to reduce the assessed value of three properties.

EQUIPMENT EXPENSE
-----------------

The following table provides the detail for each major segment of equipment expense:

-----------------------------------------------------------------------------------------------------
(in thousands)                                                                      1997   1996  1995
-----------------------------------------------------------------------------------------------------
Depreciation                                                                        $ 318   232   172
Maintenance                                                                           136   109   144
Rental expense                                                                          1    26    58
                                                                                    -----------------
     TOTAL EQUIPMENT                                                                $ 455   367   374
-----------------------------------------------------------------------------------------------------

Equipment expense increased by 24% in 1997 compared to 1996 and declined by 2% in 1996 compared to 1995.

The increase in 1997 was a function of the equipment acquired in, or purchased as a result of, the acquisition of three branches from Wells Fargo Bank (see "Branch Acquisition"). The increase in 1997 was also due in part to the depreciation expense taken on a new banking information system, the Phoenix Banking System, that was put into place in June of 1996. 1997 was the first full year of depreciation and followed six months of depreciation in 1996. The old system was no longer operationally or technologically current. As such, it was subject to significant maintenance and repair expenses. Those costs declined by 24% in 1996 as a result of the new system. Concurrent with conversion to the Phoenix Banking System, the bank also contracted with an outside vendor to process customer checks and statements. These functions had previously been done internally with rented equipment. As a result of this change, rental expenses for equipment were reduced by 55% in 1996 compared to 1995 and were nearly eliminated in 1997 compared to 1996.

OTHER NONINTEREST EXPENSE
-------------------------

The following table provides the detail for each major segment of other noninterest expense:

---------------------------------------------------------------------------
(in thousands)                                          1997    1996   1995
---------------------------------------------------------------------------
Third party data processing                            $  642    371    244
Intangible amortization                                   479      -      -
Professional fees                                         401    372    311
Telephone and postage                                     182    132    123
Director fees                                             150    124    109
Office supplies                                           142    113    115
Marketing                                                 120    121    102
Printing                                                  117     86     78
Other real estate owned losses and holding costs           94     49     83
Business development                                       55     43     39
Regulatory assessments                                     53     40    142
Other                                                     220    148    140
                                                       --------------------
     TOTAL OTHER NONINTEREST EXPENSE                   $2,656  1,599  1,486
---------------------------------------------------------------------------

Other noninterest expenses increased by 66% in 1997 compared to 1996 and 7.6% in 1996 compared to 1995. The most significant items behind the increase for 1997 were the acquisition of three branches from Wells Fargo Bank (see Branch Acquisition), the outsourcing of more functions to third party processors and
increased losses and holding costs on other real estate owned.   The increase in
1996 compared to 1995 was driven by higher outside processing costs and increased professional fees related to loan resolution and strategic advisory and consultation.

The acquisition of new branches in 1997 affected noninterest expenses in varying degrees depending upon the fixed or variable nature of expenses. The most definitive impact was the amortization of the core deposit and goodwill intangible assets purchased in the acquisition. Amortization for 1997 amounted to 24% of the purchase price of the related assets and represented 45% of the increase in other noninterest expense for 1997 compared to 1996. The Bank is using an accelerated method of amortization for these assets over an eight year period. Excluding intangible amortization, the increase in other noninterest expenses in 1997 was 36%.

As discussed under "Equipment Expense" above, the Bank outsourced the processing of customer checks and statements to a third party in June of 1996. As a result of this change in mid 1996, third party data processing costs increased in both 1996 and 1997. The acquisition of new branches approximately doubled the Bank's customer base and added to the increase in third party data processing volumes for 1997 compared to 1996.

The decision to outsource this function was based upon the prohibitive projected cost of continuing to process these items in-house. An outside provider could not only process these items more economically than what would be the case in-house, it could do so with added features, such as statement imaging, which were not affordable from an in-house perspective. While many of the financial benefits of this change have been realized in other areas of the income statement, such as salaries and benefits, equipment depreciation, and equipment rental and maintenance, postage and supplies expenses (excluding the impact of new branches) were also reduced.

Losses and holding costs for other real estate owned nearly doubled in 1997 compared to 1996. The Bank moved aggressively in 1997 to reduce other real estate owned. In connection with that effort, carrying values and asking prices were reduced to facilitate the sale of properties. In addition, new properties were brought in during 1997 and increased holding costs, such as taxes and bonds, compared to 1996.

Regulatory assessments decreased 72% in 1996 compared to 1995 based upon the
FDIC's new deposit insurance premium schedule.   In 1995, the FDIC, pursuant to
Congressional mandate, reduced bank deposit insurance assessment rates to a range from $0 to $.27 per $100 of deposits, dependent upon a bank's risk. The FDIC has continued these reduced assessment rates through 1997.

Income Taxes

The provision for income taxes as a percentage of pretax income for 1997, 1996, and 1995 was 32%, 28%, and 32%, respectively. The effective rate is lower than the combined marginal rate for state and federal taxes due primarily to the level of tax exempt income relative to total pre-tax income. Tax exempt income has been reduced during this same period in an effort to avoid paying alternative minimum taxes and recoup alternative minimum taxes paid in previous periods. Footnote 11 to the Consolidated Financial Statements contains a detailed presentation of the income tax provision and the related current and deferred tax assets and liabilities.

Balance Sheet Review

The following table presents average balance sheets for the years ended December 31, 1997, 1996 and 1995.

-------------------------------------------------------------------------------------------------------------
                                             For the Year Ended      For the Year Ended     For the Year Ended
                                             December 31, 1997       December 31, 1996      December 31, 1995
                                               (in thousands)         (in thousands)         (in thousands)
                                            -----------------------------------------------------------------
                                             Amount     Percent      Amount    Percent      Amount    Percent
                                             ------     -------      ------    -------      -------   -------
-------------------------------------------------------------------------------------------------------------
Assets:
Cash & Due from banks                       $  5,362      3.94%        4,020     3.80%        3,582     3.54%
Federal funds sold                             8,400      6.17%        3,790     3.58%        3,490     3.44%
Investment securities                         53,580     39.36%       34,700    32.82%       29,709    29.33%
Loans (net of allowance for loan
   losses and deferred income)                56,744     41.68%       53,213    50.33%       55,428    54.71%

Premises and equipment, net                    7,227      5.31%        7,044     6.66%        6,552     6.47%
Other assets                                   4,830      3.54%        2,966     2.81%        2,546     2.51%
                                            --------    ------       -------   ------       -------   ------
TOTAL ASSETS                                $136,143    100.00%      105,733   100.00       101,307   100.00%
                                            ========    ======       =======   ======       =======   ======
LIABILITIES & STOCKHOLDERS' EQUITY:
Deposits                                    $122,540     90.00%       90,420    85.52%       86,080    84.97%
Note payable                                      --        --         2,440     2.31%        2,600     2.57%
Other liabilities                              1,193       .88%        1,113     1.05%        1,309     1.29%
Stockholders' equity                          12,410      9.12%       11,760    11.12%       11,318    11.17%
                                            --------    ------       -------   ------       -------   ------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $136,143    100.00%      105,733   100.00%      101,307   100.00%
                                            ========    ======       =======   ======       =======   ======
------------------------------------------------------------------------------------------------------------

Average total assets increased by 29% in 1997 compared to 1996 and 4% in 1996 compared to 1995. Year-end asset totals at December 31, 1997 reached $147.9 million and represented an increase of 41% over December 31, 1996. The increase in 1997 is largely attributable to $34 million in deposits acquired in connection with the acquisition of three branches from Wells Fargo Bank (see "Branch Acquisition"). Deposits at December 31, 1997 increased by 45%, or $41.6 million, compared to December 31, 1996. Average deposits for 1997 exceeded 1996 by 36%. The increase in deposits reduced the ratio of average equity to average assets by 200 basis points in 1997 to 9.12% and provided for a more efficient use of capital.

The liquidity generated by the growth in deposits funded growth in the loan and investment securities portfolios. Average loans for 1997 increased by 7% over 1996, while loans at December 31, 1997 were 18% above the comparable total at December 31, 1996. The average investment portfolio for 1997 was 54% larger than in 1996.

Investment Securities

The following table presents the investment portfolio at December 31, 1997, 1996 and 1995 by security type, maturity, and yield:

----------------------------------------------------------------------------------------------------------------
                                                                   BOOK VALUE AT DECEMBER 31 (IN THOUSANDS)
                                                            ------------------------------------------------------
                                                                    1997              1996             1995
                                                            ----------------    ----------------  ----------------
                                                             Amount   Yield(a)  Amount  Yield(a)  Amount  Yield(a)
----------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities:
Within 1 year                                                $ 2,995   5.94%       600   8.09%       999   5.54%
After 1 year, within 5 years                                   1,000   5.87%     3,972   5.93%       600   8.09%
After 5 years, within 10 years                                    --     --         --     --         --     --
After 10 years                                                    --     --         --     --         --     --
                                                            ---------------------------------------------------
TOTAL U.S. TREASURY                                          $ 3,995   5.92%     4,572   6.21%     1,599   6.49%

U.S. AGENCY SECURITIES:
Within 1 year                                                  2,101   7.06%     4,023   5.94%     8,265   5.65%
After 1 year, within 5 years                                  13,997   6.46%     8,537   6.71%     7,105   6.37%
After 5 years, within 10 years                                 9,986   7.07%     5,038   7.04%       998     --
After 10 years                                                 4,993   7.63%       483   8.30%        --     --
                                                            ---------------------------------------------------
TOTAL U.S. AGENCY                                            $31,077   6.88%    18,081   6.67%    16,368   6.00%

COLLATERALIZED MORTGAGE OBLIGATIONS:
Within 1 year                                                     --     --         --     --      1,142   5.89%
After 1 year, within 5 years                                     225   6.08%       329   5.65%       523   7.13%
After 5 years, within 10 years                                   277   6.27%       376   5.84%        35   6.00%
After 10 years                                                   534   6.57%       534   6.40%       603   7.97%
                                                            ---------------------------------------------------
TOTAL COLLATERALIZED MORTGAGE OBLIGATIONS                    $ 1,036   6.38%     1,239   6.03%     2,303   6.36%

MUNICIPAL SECURITIES:
Within 1 year                                                    688   6.67%       250   6.33%       500   6.10%
After 1 year, within 5 years                                   3,118   6.94%     3,455   6.88%     1,987   6.74%
After 5 years, within 10 years                                   530   7.60%       886   6.14%     3,109   6.96%
After 10 years                                                    --     --         --     --         --     --
                                                            ---------------------------------------------------
TOTAL MUNICIPALS                                             $ 4,336   6.98%     4,591   6.71%     5,596   6.80%

OTHER DEBT SECURITIES:
Within 1 year                                                     22   7.86%        27   8.57%       267   7.65%
After 1 year, within 5 years                                   2,748   7.41%       492   8.25%         8   8.20%
After 5 years, within 10 years                                     7   9.73%     1,097   7.33%       747   8.27%
After 10 years                                                   972   7.67%        33   8.15%     1,007   7.11%
                                                            ---------------------------------------------------
TOTAL OTHER DEBT SECURITIES                                  $ 3,749   7.48%     1,649   7.64%     2,029   7.27%

MONEY MARKET MUTUAL FUND                                      17,200   6.12%     6,482   5.28%     8,640   5.77%
FEDERAL AGENCY STOCK                                             126   6.00%        83   6.00%        83   6.00%
UNREALIZED HOLDING GAIN/(LOSS)                                   398     --        216     --        327     --
                                                            ---------------------------------------------------
TOTAL                                                        $61,917   6.59%    36,913   6.39%    36,945   6.18%
----------------------------------------------------------------------------------------------------------------

(a) The yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

The investment portfolio at December 31, 1997 increased by 68% compared to December 31, 1996, and there was virtually no change in the portfolio size from December 31, 1995 to December 31, 1996. The growth in the portfolio during 1997 resulted from the investment of the deposit liquidity that was received when the Bank purchased three branches from Wells Fargo Bank (see "Branch Acquisition").

The growth in the portfolio was focused primarily in the U.S. Agency segment and more specifically callable U.S. Agency bonds. The callable bonds provide attractive yields relative to noncallable securities for the same contractual maturity. In a rising rate scenario, the call option to the issuer loses economic advantage. As a result, the securities estimated life extends but the yield in excess of non-callable yields at the purchase date provides some compensation for the extended life. In a falling rate scenario, the call option to the issuer gains economic advantage. As a result, the likelihood of the bond being called increases. While the proceeds from the call would need to be reinvested at lower rates, the higher coupon on the callable bond compensates for the risk of the bond being called. The callable U.S Agency securities purchases were diversified. Final maturities ranged from three to fifteen years with call protection from three months to two years. At December 31, 1997, the Bank's callable U.S. Agency portfolio totaled $21 million and had an average final maturity of nine years with average call protection of ten months.

A portion of the investment portfolio contains structured notes. Structured notes generally carry terms that reference some index or predefined schedule as a means of determining the coupon rate of interest to be paid on the security, and there may also be interest rate caps or floors that limit the extent to which the coupon rate can adjust in any given period and/or for the life of the security. Depending upon the referenced index or predefined schedule as well as the interest rate cap or floor, the coupon rate of a structured note can lead, lag, move in tandem with, or move in the opposite direction of market interest rates. As a result, the market value of the note can be favorably or adversely impacted depending upon the direction and magnitude of change in market interest rates. Structured notes may also contain provisions that give the issuer the right to call the security away from the owner at a predetermined price; therefore, the contractual, expected, and actual final maturity of the notes may differ. Both the collateralized mortgage obligations and the structured agency bonds are considered to be derivative securities under the broadest definitions of derivatives, however, derivative investments in the Bank's portfolio are structured such that they fall on the conservative end of the derivative risk spectrum.

The amortized cost of the Bank's structured note portfolio at December 31, 1997 and 1996 was $1.0 million and $2.1 million, respectively, and represented approximately 1.6% and 5.7%, respectively, of the investment portfolio. The market value of the structured note portfolio at December 31, 1997 and 1996 was $1.0 million and $2.1 million, respectively. All of the structured notes were issued by Federal Agencies and therefore carry the implied AAA credit rating of the Federal Government. The structured note portfolio at December 31, 1997 carries only floating rate coupons that generally lag overall movements in market interest rates. The average final maturity of the structured note portfolio at December 31, 1997 and 1996 was approximately one half year.

LOANS

The following table summarizes gross loans and the components thereof as of December 31 for each of the last five years:

--------------------------------------------------------------------------------------------------------------
                                                         OUTSTANDING AT DECEMBER 31 (IN THOUSANDS):
                                               ---------------------------------------------------------------
                                                 1997          1996          1995          1994          1993
--------------------------------------------------------------------------------------------------------------
Commercial                                     $53,684        45,322        41,538        44,847        48,478
Real estate construction                         6,900         5,802         7,549         9,809        10,182
Installment and other                            3,525         3,155         2,757         2,656         2,804
                                               -------        ------        ------        ------        ------
                                               $64,109        54,279        51,844        57,312        61,464
                                               =======        ======        ======        ======        ======
--------------------------------------------------------------------------------------------------------------


Gross loans outstanding as of December 31, 1997 exceeded the comparable total at December 31, 1996 by $9.8 million, or 18%. The primary lending categories of commercial, real estate construction, and installment increased by 18%, 19%, and 12%
respectively. A significant amount of effort was put forth by management during 1994 to improve the credit quality of the loan portfolio and alter the labor intensivity of certain segments of the portfolio. The portfolio dollars declined in 1995 as a result of these efforts. During 1995 and thereafter, management's focus expanded to business development and the approach to business development was refined. The 5% and 18% growth in the portfolio for 1996 and 1997 are attributable to diligent application of those business development disciplines as well as modest economic improvement in the Bank's market areas.

The most significant segment of the loan portfolio is commercial loans, which represented 84% and 83% of the total portfolio, respectively, at December 31, 1997 and 1996. Commercial loans include agricultural loans, working capital loans to businesses in a number of industries, and loans to finance commercial real estate. Agricultural loans represented approximately 21% and 29% of the commercial loan portfolio at December 31, 1997 and 1996, respectively. Agricultural loans are diversified throughout a number of agricultural business segments, including dairy, orchards, row crops, vineyards, cattle and contract harvesting. Agricultural lending risks are generally related to the potential for volatility of agricultural commodity prices. Commodity prices are affected by government programs to subsidize certain commodities, weather, and overall supply and demand in wholesale and consumer markets. Excluding agricultural loans, the remaining portfolio is principally dependent upon the health of the local economy and related to the real estate market.

The maturity and repricing characteristics of the loan portfolio at December 31, 1997 are as follows:


-----------------------------------------------------------------------------------
DUE:  (1)                                          Fixed Rate  Floating Rate  Total
-----------------------------------------------------------------------------------
In 1 year or less                                       1,072         665     1,737

After 1 year through 5 years                           21,171      26,391    47,562

After 5 years                                           8,412       6,398    14,810
                                                       ------      ------    ------
TOTAL LOANS                                            30,655      33,454    64,109
                                                       ======      ======    ======
-----------------------------------------------------------------------------------

(1) Scheduled repayments are reported in the maturity category in which the payment is due.

Approximately 48% of the loan portfolio carries a fixed rate of interest as of December 31, 1997, while approximately 77% of the portfolio matures within five years.

Deposits

The following table summarizes average deposit balances and rates for the years ended December 31, 1997, 1996, and 1995:

---------------------------------------------------------------------------------------------------------------
(in thousands)                           For the Year Ended        For the Year Ended        For the Year Ended
                                         December 31, 1997         December 31, 1996         December 31, 1995

        Type                             Average   Average         Average   Average         Average   Average
                                         Amount       Rate         Amount       Rate         Amount       Rate
---------------------------------------------------------------------------------------------------------------
Demand - non-interest bearing            $ 13,470      N/A          8,280        N/A          7,140        N/A

NOW accounts                               27,520     1.68%        19,561       1.89%        18,019       2.01%

Money market accounts                      17,870     3.09%        12,469       2.95%        12,561       2.95%

Savings                                    22,130     2.92%        15,790       2.89%        15,791       2.87%

Time deposits                              41,550     5.11%        34,320       5.24%        32,566       5.13%
                                         --------     ----         ------       ----         ------       ----
TOTAL DEPOSITS                           $122,540     3.09%        90,420       3.31%        86,079       3.32%
                                         ========     ====         ======       ====         ======       ====
---------------------------------------------------------------------------------------------------------------


Average deposits increased by approximately 36% in 1997 compared to 1996, while the average rate declined by 22 basis points. Average deposits increased by 5% in 1996 compared to 1995, while the average rate declined by 1 basis point. The majority of the deposit growth in 1997 came from the acquisition of three branches with $34 million in deposits from Wells Fargo Bank on

February 22, 1997 (see "Branch Acquisition"). Deposits also grew as a result of internal growth that resulted from the focused business development efforts of Bank officers and staff. Growth in 1996 also came through focused business development efforts as well as account transfers from large banks by customers that had grown tired of the merger activity amongst large institutions.

The reduced rates on the deposit portfolio in 1996 and 1997 are a function of changes in mix, pricing, and the general level of interest rates. The mix of deposits has become more cost efficient over the past three years. The mix of noninterest bearing deposits was 7%, 8%, and 11% for 1995, 1996, and 1997,
respectively.   The  mix of certificates of deposit declined significantly from
1996 to 1997 in favor of NOW, money market and savings accounts. The savings, money market, and NOW accounts were repriced in early 1997. The basis used to pay interest on these accounts was changed from a flat rate of interest regardless of balance to a tiered rate of interest with increasingly higher rates paid on incrementally higher balances. During the fourth quarter of 1997 rates on NOW savings and money market accounts were reduced by 20, 10 and 10 basis points, respectively. The effect of the pricing structure and pricing level changes was to reduce the average rates paid on NOW accounts by 21 basis points. The average rates paid on money market and savings accounts increased by 14 and 3 basis points respectively.

Certificates of deposit contain regular and individual retirement account balances. There are no brokered certificates of deposit in the portfolio. Certificates of $100,000 or more represent approximately 35% of the certificate of deposit portfolio at December 31, 1997, and the maturities of those certificates are as follows:


---------------------------------------------------------------------------------------------------
(in thousands)                                                                               1997
---------------------------------------------------------------------------------------------------
Three months or less                                                                        $ 6,285
Four months to six months                                                                     3,417
Seven months to twelve months                                                                 2,982
Over twelve months                                                                              800
                                                                                            -------
TOTAL TIME DEPOSITS OF $100,000 OR MORE                                                     $13,484
                                                                                            =======
---------------------------------------------------------------------------------------------------

ASSET QUALITY

The following table contains asset quality information with respect to the loan portfolio and other real estate owned:

---------------------------------------------------------------------------------------------------------------
                                                                       ASSET QUALITY STATISTICS AT DECEMBER 31
(in thousands except multiples and percentages)                            1997    1996    1995    1994   1993
---------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                          $  340     898     987     765    714
Accruing loans past due more than 90 days                                     65      52     118      40    237
                                                                          ------   -----   -----   -----   ----
Total nonperforming loans                                                 $  405     950   1,105     805    951
                                                                          ======   =====   =====   =====   ====
Reserve for loan losses                                                    1,313   1,207     959   1,127    924
Reserve for loan losses to nonperforming loans                             3.24x   1.27x    .87x    1.4x   .97x
Total loan portfolio delinquency                                            1.09%   2.14%   2.57%   2.71%  5.12%
Reserve for loan losses to total gross loans                                2.05%   2.22%   1.85%   1.97%  1.50%
Other real estate owned                                                   $  159     400     357     175    407
---------------------------------------------------------------------------------------------------------------

The Company's nonaccrual policy is discussed in note 1(c) to the consolidated financial statements. Interest income recorded on these nonaccrual loans was approximately $8,000, $7,000, $13,000, $14,000 and $22,000 in 1997, 1996, 1995,
1994 and 1993, respectively. Interest income foregone or reversed on these loans was approximately $45,000, $149,000, $161,000, $74,000 and $57,000 in
1997, 1996, 1995, 1994 and 1993, respectively. At December 31, 1997, there were no individually material or a material amount of loans in the aggregate for which management had serious doubts as to the borrower's ability to comply with present loan repayment terms and which may result in the subsequent reporting of such loans as nonaccrual.

Nonperforming loans have declined each year since 1995, while portfolio delinquency has fallen each of the last four years. Nonperforming loans in 1997 are 57% below the 1996 level, while portfolio delinquency fell by 49% for the same period. The reserve for loan losses increased for each of the last two years after declining by 15% in 1995 compared to 1994. As a result, the reserve coverage ratio for nonperforming loans increased in 1995, 1996, and 1997, reaching 3.24 times at December 31, 1997. Notwithstanding the improving asset quality statistics in 1997 and 1996, the reserve for loan losses was increased in order to provide for the inherent loss potential in the new loan portfolio growth. The following table summarizes the allocation of the allowance for loan losses at December 31 for each of the last five years:


-----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)        December 31,           December 31,           December 31,         December 31,            December 31,
EXCEPT PERCENTAGES        1997                   1996                  1995                 1994                    1993
-----------------------------------------------------------------------------------------------------------------------------------
Loan Category      Amount        %        Amount        %        Amount        %        Amount         %        Amount      %
                   ------      Loans      ------      Loans      ------      Loans      ------       Loans      ------     Loans
                               -----                  -----                  -----                   -----                 -----
Commercial         $ 309       60.95%       490       91.42%       295       84.29%       376        78.25%       140      79.22%
Real estate          192       37.87%        45        8.40%        38       10.86%       121        17.12%        45      16.20%
Consumer               6        1.18%         1        0.19%        17        4.86%         4         4.63%         2       4.58%
Unallocated          806         N/A        671         N/A        609         N/A        629          N/A        737        N/A
                  ------      ------      -----      ------        ---      ------      -----       ------        ---     ------
                  $1,313      100.00%     1,207      100.00%       959      100.00%     1,127       100.00%       924     100.00%
                  ======      ======      =====      ======        ===      ======      =====       ======        ===     ======
------------------------------------------------------------------------------------------------------------------------------------

Please also see "Provision for Loan Losses".

MARKET RISK

While there are several varieties of market risk, the market risk material to the Company and the Bank is interest rate risk. Within the context of interest rate risk, market risk is the risk of loss due to changes in market interest rates that have an adverse effect on net interest income, earnings, capital or the fair value of financial instruments. Exposure to this type of risk is a regular part of a financial institution's operations. The fundamental activities of making loans, purchasing investment securities, and accepting deposits inherently involve exposure to interest rate risk. As described in "Asset Liability Management," the Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. The following table summarizes the expected maturity, principal repayment and fair value of the financial instruments that are sensitive to changes in interest rates as of December 31, 1997.

----------------------------------------------------------------------------------------------------
                                        Expected Maturity / Principal Repayment       TOTAL    FAIR
In Thousands                           1998    1999   2000   2001    2002  AFTER 02  BALANCE  VALUE
----------------------------------------------------------------------------------------------------
Interest-Sensitive Assets:
Federal funds sold                    4,900       -      -      -       -         -    4,900   4,900
Fixed rate investments (1)            5,307   3,695  2,018  4,405  10,770    15,384   41,579  41,648
Floating rate investments (1)        17,700     500      -      -       -     2,138   20,338  20,338
Fixed rate loans (2)                  1,072  13,880  2,062  2,135   3,094     8,412   30,655  31,102
Floating rate loans (2)                 665  19,557  1,582  2,181   3,071     6,398   33,454  33,454

Interest-Sensitive Liabilities:
NOW account deposits (3)                  -       -      -      -       -    29,734   29,734  29,734
Money market deposits (3)                 -       -      -      -       -    20,456   20,456  20,456
Savings deposits (3)                      -       -      -      -       -    24,802   24,802  24,802
Certificates of deposit              40,794   2,127    465    129     431        25   43,971  43,911

Interest-Sensitive Off-Balance
Sheet Items:
Loans serviced for others                 -       -      -      -       -         -   45,939     400
Commitments to lend                       -       -      -      -       -         -   17,950     180
Standby letters of credit                 -       -      -      -       -         -       50       1
----------------------------------------------------------------------------------------------------

(1) Expected maturities for investment securities are based upon anticipated prepayments as evidenced by historical prepayment patterns.
(2)  Expected maturities for loans are based upon contractural maturity dates.
(3) NOW, money market and savings deposits do not carry contractual maturity dates; therefore, they have been shown in the "after 02" category. The actual maturities of NOW, money market, and savings deposits could vary substantially if future prepayments differ from the Company's historical experience.

ASSET LIABILITY MANAGEMENT

The primary goal of the Company's asset and liability management system is to maximize net interest margin within reasonable risk parameters with respect to the maturity and pricing structure of assets and liabilities. The Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. The following table summarizes the repricing intervals for the balance sheet at December 31, 1997:

------------------------------------------------------------------------------------------------------------------------------------
                                  BY REPRICING
                                    INTERVAL
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)            WITHIN         AFTER THREE      AFTER SIX     AFTER ONE    AFTER FIVE   NONINTEREST       TOTAL
                          THREE            MONTHS,         MONTHS,     YEAR, WITHIN    YEARS      BEARING FUNDS
                          MONTHS         WITHIN SIX       WITHIN ONE    FIVE YEARS
                                           MONTHS           YEAR
------------------------------------------------------------------------------------------------------------------------------------
Assets
Federal funds sold        4,900              --              --            --            --           --               4,900
Investment securities    23,337              --             535        19,912        18,133           --              61,917
Loans                    33,693             551             282        21,171         8,412           --              64,109
Noninterest earning
assets and allowance
for loan losses              --              --              --            --            --       16,924              16,924
                       -------------------------------------------------------------------------------------------------------------
TOTAL ASSETS             61,930             551             817        41,083        26,545       16,924             147,850

LIABILITIES AND
STOCKHOLDERS' EQUITY

Savings, money market &
NOW deposits             74,992              --              --            --            --           --              74,992

Time deposits            18,794          10,807          11,193         3,152            25           --              43,971

Other liabilities and
stockholders' equity         --              --              --            --            --       28,887              28,887
                       -------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY    93,786          10,807          11,193         3,152            25       28,887             147,850
                       -------------------------------------------------------------------------------------------------------------

Interest Rate
Sensitivity Gap         (31,856)        (10,256)        (10,376)       37,931        26,520      (11,963)                 --
                       =============================================================================================================
Cumulative Interest     (31,856)        (42,112)        (52,488)      (14,557)       11,963           --                  --
Rate Sensitivity Gap
------------------------------------------------------------------------------------------------------------------------------------

The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate forecasts and market outlook, positions at the end of any period may not be reflective of the Company's interest rate sensitivity in subsequent periods. Active management dictates that longer-term economic views are balanced against prospects for short-term interest rate changes in all repricing intervals. For purposes of the above analysis, repricing of fixed-rate instruments is based upon the contractual maturity of the applicable instruments. In addition, repricing of assets and liabilities is assumed in the first available repricing period. Actual payment patterns may differ from contractual payment patterns, and it has been management's experience that repricing does not always correlate directly with market changes in the yield curve.

Fluctuations in interest rates can also impact the market value of assets and liabilities either favorably or adversely depending upon the nature of the rate fluctuations as well as the maturity and repricing structure of the underlying financial instruments. To the extent that financial instruments are held to contractual maturity, market value fluctuations related to interest rate changes are realized only to the extent that future net interest margin is either higher or lower than comparable market rates for the period. To the extent that liquidity management dictates the need to liquidate certain assets prior to contractual maturity, changes in market value from fluctuating interest rates will be realized in income to the extent of any gain or loss incurred upon the liquidation of the related assets.

LIQUIDITY

Liquidity is managed on a daily basis by maintaining cash, federal funds sold, and short-term investments at levels commensurate with the estimated requirements for loan demand and fluctuations in deposits. Loan demand and deposit fluctuations are affected by a number of factors, including economic conditions, seasonality of the borrowing and deposit bases, and the general level of interest rates. The Bank maintains two lines of credit with correspondent banks as a supplemental source of short-term liquidity in the event that saleable investment securities and loans or available new deposits are not adequate to meet liquidity needs. The Bank may also borrow on a short-term basis from the Federal Reserve in the event that other liquidity sources are not adequate.

At December 31, 1997, liquidity was considered adequate, and funds available in the local deposit market and scheduled maturities of investments are considered sufficient to meet long-term liquidity needs. Compared to 1996, liquidity increased during 1997 as a result of the growth in deposits internally and the $34 million in new deposits received in the acquisition of three branches from Wells Fargo Bank (see "Branch Acquisition").

In November, 1996, the mortgage debt related to the headquarters building in Lodi, California matured and was paid off. The opportunity cost of using otherwise liquid funds to pay the mortgage debt was lower than rates that would have been paid had the mortgage been refinanced.

CAPITAL RESOURCES

Consolidated capital increased by $1 million, or 9%, during 1997. The increase was due primarily to net income of $1.01 million. The increase in the net unrealized gain on available for sale securities of $160 thousand together with capital paid in upon exercise of stock options of $131 thousand offset $265 thousand in capital used to pay dividends. The consolidated capital to assets ratio declined by 200 basis points, to 9.12% from 11.12%, due to the growth in assets upon the acquisition of three branches from Wells Fargo Bank (see "Branch Acquisition").

The Bank's total risk-based and leverage capital ratios at December 31, 1997 were 12.9% and 7.1%, respectively, at December 31, 1997 compared to 17.0% and 10.8%, respectively, at December 31, 1996. The decrease reflects the additional leverage created by the growth in deposits as well as increased lending which moves assets from lower risk-weight categories to the higher risk-weight categories of loans. The leverage and total risk-based capital ratios at December 31, 1997, are in excess of the required regulatory minimums of 3% and 8%, respectively, for well-capitalized institutions.

On November 14, 1996, the Company transferred title of its headquarters building to the Bank of Lodi. For regulatory accounting purposes, the building was transferred to the Bank at its fair value of $4.25 million, and the Bank assumed the mortgage on the building. The equity in the building of $1.4 million represented a contribution of capital to the Bank.

YEAR 2000 PREPAREDNESS

Preparedness for the year 2000 date change with respect to computer systems is recognized as a serious issue throughout the banking industry. Both the Company and the Bank have a detailed year 2000 compliance plan that has been approved by their respective boards of directors. The Bank's core banking system, The Phoenix Banking System, uses a four-digit date field; therefore, it is expected to be year 2000 compliant already. Testing to confirm this status will be performed by the Bank in early 1998. With respect to external systems, the Company and the Bank are in contact with vendors and customers in order to monitor their progress with year 2000 compliance efforts and assess the need for contingency plans, if applicable. At the present time, vendors and customers are already compliant or are making satisfactory progress toward planned compliance by the end of 1998. The cost of year 2000 compliance efforts is not material to the financial position or the results of operation of the Company or the Bank.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See Item 14(a) herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE
     Not Applicable


                                    PART III
ITEMS 10, 11, 12 AND 13.

The information required by these items is contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998, and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after the close of the Company's fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K.

(A)    FINANCIAL STATEMENTS AND SCHEDULES               PAGE REFERENCE

       Independent Auditors' Report                                 33
       Consolidated Balance Sheets as of
         December 31, 1997 and 1996.                                34
       Consolidated Statements of Stockholders' Equity
         Years Ended 1997, 1996, and 1995                           35
       Consolidated Statements of Income
         Years Ended 1997, 1996, and 1995                           36
       Consolidated Statements of Cash Flows
         Years Ended 1997, 1996, and 1995                           37
       Notes to Consolidated Financial Statements                   38

(B)  REPORTS ON FORM 8-K

        The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.

        On January 30, 1998 the Company filed a Current Report on Form 8-K regarding its press release of the same date, reporting the Company's results of operations for the year ended December 31, 1997 and the declaration of a cash dividend of $.05 per share, payable February 27, 1998 to shareholders of record on February 13, 1998.

(C)  EXHIBITS

     Exhibit No.  Description
     -----------  -----------

         3(a) Articles of Incorporation, as amended, filed as Exhibit 3.1 to the Company's General Form for Registration of Securities on Form 10, filed on September 21, 1983, is hereby incorporated by reference.

         3(b)     Bylaws, as amended.

         4 Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Company's General Form for Registration of Securities on Form 10, filed on September 21, 1983, is hereby incorporated by reference.

         10(a) First Financial Bancorp 1991 Director Stock Option Plan and form of Nonstatutory Stock Option Agreement, filed as Exhibit
                  4.1 to the Company's Form S-8 Registration Statement (Registration No. 33-40954), filed on May 31, 1991, is hereby incorporated by reference.

         10(b) Amendment to First Financial Bancorp 1991 Director Stock Option Plan, filed as Exhibit 4.3 to the Company's Post-Effective Amendment No. 1 to Form S-8 Registration Statement (Registration No. 33-40954) filed on May 1, 1995 is hereby incorporated by reference.

         10(c) First Financial Bancorp 1991 Employee Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement, filed as Exhibit 4.2 to the Company's Form S-8 Registration Statement (Registration No. 33-40954), filed on May 31, 1991, is hereby incorporated by reference.

         10(d) Bank of Lodi Employee Stock Ownership Plan, filed as Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, is hereby incorporated by reference.

         10(e)    First Financial Bancorp 1997 Stock Option Plan, filed as
                  Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, is hereby incorporated by reference.

         10(f)    Bank of Lodi Incentive Compensation Plan.

         10(g)    First Financial Bancorp 401(k) Profit Sharing Plan.

         11 Statement re computation of earnings per share is incorporated herein by reference to footnotes 1(k) and 12(d) to the consolidated financial statements included in this report.

         23       Consent of KPMG Peat Marwick LLP, independent auditors.

         27       Financial Data Schedule.



     (D)  FINANCIAL STATEMENT SCHEDULES

          No financial statement schedules are included in this report on the basis that they are either inapplicable or the information required to be set forth therein is contained in the financial statements included in this report.

Independent Auditors' Report


The Board of Directors


First Financial Bancorp:

We have audited the accompanying consolidated balance sheets of First Financial Bancorp and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Bancorp and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                           /s/ KPMG Peat Marwick LLP


Sacramento, California

February 12, 1998

                     FIRST FINANCIAL BANCORP AND SUBSIDIARY


                          Consolidated Balance Sheets
                                 (in thousands)
                           December 31, 1997 and 1996

---------------------------------------------------------------------------------------------
Assets                                                                     1997       1996
---------------------------------------------------------------------------------------------

     Cash and due from banks (note 2)                                     $  7,183    4,748
     Federal funds sold                                                      4,900    1,100
     Investment Securities:  (note 3)
       Held-to-maturity securities (at amortized cost, market
       value of $1,785 and $1,888 in 1997 and 1996)                          1,716    1,789
       Available-for-sale securities at fair value                          60,201   35,124
---------------------------------------------------------------------------------------------
       Total investments                                                    61,917   36,913


     Loans, net of deferred loan fees and allowance for loan losses of
     $1,881 and $1,607 in 1997 and 1996, respectively (notes 4 & 13)        62,228   52,672

     Premises and equipment, net (notes 5 & 8)                               7,233    6,723
     Accrued interest receivable                                             1,473    1,060
     Other assets                                                            2,916    1,697
 --------------------------------------------------------------------------------------------
                                                                          $147,850  104,913
 ============================================================================================


     Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------------
Liabilities:
---------------------------------------------------------------------------------------------

       Deposits (notes 7 & 13):
          Noninterest bearing                                               $ 14,928    9,066
          Interest bearing                                                   118,963   83,141
---------------------------------------------------------------------------------------------
            Total deposits                                                   133,891   92,207


       Accrued interest payable                                                  429      324
       Other liabilities                                                         669      493
---------------------------------------------------------------------------------------------
            Total liabilities                                                134,989   93,024


     Stockholders' equity (notes 12 & 16):
       Common stock - no par value; authorized 9,000,000 shares, issued and
       outstanding in 1997, 1,332,842 shares;  in 1996, 1,308,950 shares       7,455    7,324
       Retained earnings                                                       5,188    4,438
       Net unrealized holding gain on available-for-sale securities              218      127
---------------------------------------------------------------------------------------------
          Total stockholders' equity                                          12,861   11,889
---------------------------------------------------------------------------------------------

          Commitments and contingencies (notes 8, 9 & 18)

                                                                            $147,850  104,913
=============================================================================================

       See accompanying notes to consolidated financial statements.

                     FIRST FINANCIAL BANCORP AND SUBSIDIARY


                Consolidated Statements of Stockholders' Equity
                      (in thousands except share amounts)
                  Years Ended December 31, 1997, 1996 and 1995

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Unrealized
                                                                    Common Stock             Retaine      Securities
                                                                      Shares      Amount    Earnings    Gain(Loss)Net    Total
---------------------------------------------------------------------------------------------------------------------------------
     Balance, December 31, 1994                                      1,306,296    $7,310      3,412         (112)        10,610
---------------------------------------------------------------------------------------------------------------------------------
     Options exercised (Note 12)                                           700         4         __           __              4
     Cash dividend declared (Note 12)                                       __        __       (196)          __           (196)
     Net change in unrealized gains on available-for-sale                   __        __         __          303            303
       securities, net of tax effect of $216
     Net income                                                             __        __        843           __            843
---------------------------------------------------------------------------------------------------------------------------------
     Balance, December 31, 1995                                      1,306,996     7,314      4,059          191         11,564


     Options exercised (Note 12)                                         1,954        10         --           --             10
     Cash dividends declared (Note 12)                                      --        --       (261)          --           (261)
     Net change in unrealized gain on available-for-sale
        securities, net of tax effect of $48                                --        --         --          (64)           (64)
     Net income                                                             --        --        640           --            640
---------------------------------------------------------------------------------------------------------------------------------
     Balance, December  31, 1996                                     1,308,950     7,324      4,438          127         11,889
     Options exercised (Note 12)                                        23,892       131         __           __            131
     Cash dividends declared (Note 12)                                      __        __       (265)          __           (265)
     Net change in unrealized gain on available-for-sale securities,
        net of tax effect of $92                                            __        __         __           91             91
     Net income                                                             __        __      1,015           __          1,015
---------------------------------------------------------------------------------------------------------------------------------
     Balance, December 31, 1997                                      1,332,842    $7,455      5,188          218         12,861
=================================================================================================================================

       See accompanying notes to consolidated financial statements.

                     FIRST FINANCIAL BANCORP AND SUBSIDIARY


                       Consolidated Statements of Income
                    (in thousands except per share amounts)

                  Years Ended December 31, 1997, 1996 and 1995

---------------------------------------------------------------------------------------
                                                           1997    1996   1995
---------------------------------------------------------------------------------------
Interest income:
  Loans, including fees                                  $ 6,612   5,613  6,112
Interest on investment securities available for sale:
  Taxable                                                  3,252   1,918  1,424
  Exempt from Federal taxes                                  150     202    216

 Interest on investment securities held to maturity:
   Exempt from Federal taxes                                 117     113    137
Federal funds sold                                           461     199    200
---------------------------------------------------------------------------------------
    Total interest income                                 10,592   8,045  8,089

Interest expense:
  Deposit accounts                                         3,785   2,992  2,859
  Other                                                      262     279
---------------------------------------------------------------------------------------
    Total interest expense                                 3,785   3,254  3,138
---------------------------------------------------------------------------------------
    Net interest income                                    6,807   4,791  4,951

Provision for loan losses (Note 4)                           (60)    310    115
---------------------------------------------------------------------------------------

    Net interest income after provision
      for loan losses                                      6,867   4,481  4,836
Noninterest income:
  Service charges                                            766     559    492
  Premiums and fees from SBA and
     mortgage operations                                     575     451    393
  Other                                                       82      57     55
---------------------------------------------------------------------------------------
    Total noninterest income                               1,423   1,067    940
Noninterest expense:
  Salaries and employee benefits                           3,092   2,205  2,231
  Occupancy                                                  593     483    443
  Equipment                                                  455     367    374
  Other (Note 10)                                          2,656   1,599  1,486
---------------------------------------------------------------------------------------
    Total noninterest expense                              6,796   4,654  4,534
---------------------------------------------------------------------------------------
Income before provision for income
  taxes                                                    1,494     894  1,242
Provision for income taxes (Note 11)                         479     254    399
---------------------------------------------------------------------------------------
    Net income                                           $ 1,015     640    843
=======================================================================================
Earnings per share:
---------------------------------------------------------------------------------------
  Basic (Note 12)                                           $.77     .49    .65
=======================================================================================
  Diluted  (Note 12)                                        $.73     .48    .64
=======================================================================================

      See accompanying notes to consolidated financial statements.

                     FIRST FINANCIAL BANCORP AND SUBSIDIARY


                     Consolidated Statements of Cash Flows
                                 (in thousands)
                 Years Ended December 31, 1997, 1996, and 1995

------------------------------------------------------------------------------------------------------------
                                                                  1997          1996          1995
------------------------------------------------------------------------------------------------------------
     Cash flows from operating activities:
     Net income                                                 $ 1,015           640           843
       Adjustments to reconcile net income to net cash flows
       provided by operating activities:
          (Increase) decrease in loans held for resale           (1,318)         (166)          201
          Increase (decrease)  in deferred loan income              168            40           (12)
          Provision for other real estate owned losses               60            35            60
          Depreciation and amortization                           1,066           481           422
          Provision for loan losses                                 (60)          310           115
          Provision for deferred taxes                              (28)          (98)          188
          (Increase) decrease in accrued interest receivable       (413)           79           (36)
          Increase (decrease) in accrued interest payable           105           (84)          108
          Increases in other assets                                (492)          (79)          (35)
          Increase (decrease) in other liabilities                  176           294          (461)
------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                 279         1,610         1,393

     Cash flows from investing activities:
       Proceeds from maturity of held-to-maturity securities         70           249            --
       Proceeds from maturity of available-for-sale securities   19,230        30,780        20,218
       Proceeds from sale of available-for-sale securities       28,077            --            --
       Purchases of available-for-sale securities               (72,201)      (31,107)      (24,544)
      (Increase) decrease in loans made to customers             (7,928)       (2,629)        4,730
       Proceeds from the sale of other real estate                  285           209            11
       Purchases of bank premises, equipment and intangible
       assets                                                    (3,127)       (1,207)         (231)
------------------------------------------------------------------------------------------------------------
       Net cash (used in) provided by investing activities      (35,594)       (3,705)          184

     Cash flows from financing activities:
       Net increase (decrease) in deposits                       41,684         2,991          (753)
       Payments on notes payable                                               (2,585)          (33)
       Proceeds received upon exercise of stock options             131            10             4
       Dividends paid                                              (265)         (261)         (196)
------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities    41,550           155          (988)
------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash and cash equivalents         6,235        (1,940)          589
     Cash and cash equivalents at beginning of year               5,848         7,788         7,199
------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of year                  $ 12,083         5,848         7,788
============================================================================================================
     Supplemental Disclosures of Cash Flow Information:

       Cash paid during the year for:
          Interest                                             $  3,680         3,338         3,029
          Income taxes                                              476           242           391
------------------------------------------------------------------------------------------------------------

       See accompanying notes to consolidated financial statements.

                     FIRST FINANCIAL BANCORP AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

(1)  Summary of Significant Accounting Policies

     The accounting and reporting policies of First Financial Bancorp (the Company) and its subsidiary, Bank of Lodi, N.A., (the Bank) conform with generally accepted accounting principles and prevailing practices within the banking industry. In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expense for the period. Actual results could differ from those estimates applied in the preparation of the consolidated financial statements. The following are descriptions of the more significant accounting and reporting policies:


     (a)  Principles of Consolidation


     The consolidated financial statements include the accounts of the Company and its subsidiary for all periods presented. All material intercompany accounts and transactions have been eliminated in consolidation.


     (b)  Investment Securities


     The Company designates a security as held-to-maturity or available-for-sale when a security is purchased. The selected designation is based upon investment objectives, operational needs, and intent. The Company does not engage in trading activity.

     Held-to-maturity securities are carried at cost, adjusted for accretion of discounts and amortization of premiums, which are recognized as adjustments to interest income using the interest method. Available-for-sale securities are recorded at fair value with unrealized holding gains and losses, net of the related tax effect reported as a separate component of stockholders' equity until realized. For the years ended December 31, 1997 and 1996, there were no transfers between classifications.

     To the extent that the fair value of a security is below cost and the decline is other than temporary, a new cost basis is established using the current market value, and the resulting loss is charged to earnings.

     Gains and losses realized upon disposition of securities are recorded as a component of noninterest income on the trade date, based upon the net proceeds and the adjusted carrying value of the securities using the specific identification method.


     (c)  Loans


     Loans are stated at principal balances outstanding, net of deferred origination fees, costs and loan sale premiums. A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the "contractual terms" of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement. An impaired loan is measured based upon the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis. Large groups of small balance, homogenous loans are collectively evaluated for impairment. If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment is recognized by adjusting the allowance for loan loss. Loans held for sale are carried at the lower of aggregate cost or market.

     Interest on loans is accrued daily. Nonaccrual loans are loans on which the accrual of interest ceases when the collection of principal or interest is determined to be doubtful by management. It is the general policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more unless the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, accrued and unpaid interest is reversed against current period interest income. Interest accruals are resumed when such loans are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectable as to both principal and interest.


     (d)   Loan Origination Fees and Costs


     Loan origination fees, net of certain direct origination costs, are deferred and amortized as a yield adjustment over the life of the related loans using the interest method, which results in a constant rate of return. Loan commitment fees are also deferred. Commitment fees are recognized over the life of the resulting loans if the commitments are funded or at the expiration of the commitments if the commitments expire unexercised. Origination fees and costs related to loans held for sale are deferred and recognized as a component of gain or loss when the related loans are sold.


     (e)   Gain or Loss on Sale of Loans and Servicing Rights


     In June, 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. In addition, it requires that servicing assets and other retained interests in transferred assets be measured by allocating the previous carrying amount of the transferred assets between the assets sold, if any and retained interests, if any, based on their relative fair value at the date of transfer. Liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets are to be initially measured at fair value. Servicing assets and liabilities are to be subsequently amortized in proportion to and over the period of estimated net servicing income or loss and assessed for asset impairment or increased obligation based on fair value.

     The Bank recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. In accordance with SFAS No. 125, the fair value of the servicing assets is estimated based upon the present value of the estimated expected future cash flows. The Bank measures the impairment of the servicing asset based on the difference between the carrying amount of the servicing asset and its current fair value. As of December 31, 1997 and 1996, there was no impairment in mortgage servicing asset.

     A gain or loss is recognized to the extent that the sales proceeds and the fair value of the servicing asset exceed or are less than the book value of the loan. Additionally, a normal cost for servicing the loan is considered in the determination of the gain or loss.

     When servicing rights are sold, a gain or loss is recognized at the closing date to the extent that the sales proceeds, less costs to complete the sale, exceed or are less than the carrying value of the servicing rights held.


     (g)   Allowance for Loan Losses


     The allowance for loan losses is established through a provision charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Recoveries of amounts previously charged off are added back to the allowance. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans, standby letters of credit, overdrafts and commitments to extend credit based on evaluations of collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, and current and anticipated economic conditions that may affect the borrowers' ability to pay. While management uses these evaluations to recognize the provision for loan losses, future provisions may be necessary based on changes in the factors used in the evaluations. The allowance for loan losses is also subject to review by the Comptroller of the Currency, the Bank's principal regulator.


     (h)  Premises and Equipment


     Premises and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are as follows:


     Building                                        35 years

     Improvements, furniture, and equipment          3 to 10 years


     Expenditures for repairs and maintenance are charged to operations as incurred; significant betterments are capitalized. Interest expense attributable to construction-in-progress is capitalized.


     (i)  Intangible Assets

     Goodwill, representing the excess of purchase price over the fair value of net assets acquired, results from branch acquisitions made by the Bank. Goodwill is being amortized on an accelerated basis over eight years. Core deposit intangibles are amortized on an accelerated basis over eight years. Intangible assets are reviewed on a periodic basis for other than temporary impairment. If such impairment is indicated, recoverability of the asset is assessed based upon expected undiscounted net cash flows.


     (j)  Other Real Estate Owned


     Other real estate owned (OREO) consists of property acquired through foreclosure and is recorded at the time of foreclosure at its fair market value. Thereafter, it is carried at the lower of cost or fair market value less estimated completion and selling costs. If at foreclosure, the loan balance is greater than the fair market value of the property acquired, the excess is charged against the allowance for loan losses. Subsequent operating expenses or income, changes in carrying value, and gains or losses on disposition of OREO are reflected in other noninterest expense. Fair market value is generally determined based upon independent appraisals.


     Revenue recognition on the disposition of OREO is dependent upon the transaction meeting certain criteria relating to the nature of the property sold and the terms of the sale. Under certain circumstances, revenue recognition may be deferred until these criteria are met.


     (k)  Earnings Per Share


     The Company adopted SFAS No. 128, Earnings per Share. SFAS No. 128 replaces APB Opinion 15, Earnings per Share, and simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS. In addition, the statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS.

     (l)  Income Taxes


     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Income tax expense is allocated to each entity of the Company based upon analyses of the tax consequences of each company on a stand alone basis.


     (m)  Statements of Cash Flows


     For purposes of the statements of cash flows, cash, non-interest bearing deposits in other banks and federal funds sold, which generally have maturities of one day, are considered to be cash equivalents.



     (n) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of


     Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


     (o)  Stock Based Compensation


     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock Based Compensation, allows entities to elect to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro form earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.



     (p)  Year 2000

     Both the Company and the Bank have a detailed year 2000 compliance plan that has been approved by their respective board of directors. The Bank's core banking system, The Phoenix Banking System, uses a four-digit date field; therefore, it is expected to be year 2000 compliant already.
     Testing to confirm this status should be completed by the Bank in early 1998. With respect to external systems, the Company and the Bank are in contact with vendors and customers in order to monitor the progress with year 2000 compliance efforts and assess the need for contingency plans, if applicable. To date vendors and customers have provided confirmations that they are either compliant or are making progress toward planned compliance by the end of 1998. The cost of year 2000 compliance efforts are not expected to be material to the financial position or the results of operation of the Company.

     (q)  Reclassifications

     Certain reclassifications not affecting net income or stockholders' equity have been made to prior years' balances to conform with the current year's presentation.



(2)  Restricted Cash Balances


     The Bank is required to maintain certain daily reserve balances in accordance with Federal Reserve Board requirements. Aggregate reserves of $1,053,000 and $881,000 were maintained to satisfy these requirements at December 31, 1997 and 1996, respectively.



(3)  Investment Securities


     Investment securities at December 31, 1997 and 1996 consisted of the following:

--------------------------------------------------------------------------------------
                                                      December 31, 1997
                                                         Gross       Gross   Estimated
                                         Amortized  Unrealized  Unrealized      Market
                                              Cost       Gains      Losses       Value
--------------------------------------------------------------------------------------
Held to Maturity
----------------
Municipal Securities                   $ 1,716,000      69,000               1,785,000
--------------------------------------------------------------------------------------

Available for Sale
------------------
U.S. Treasury securities                 3,995,000       5,000               4,000,000
U.S. Agency securities                  31,077,000     208,000      14,000  31,271,000
Municipal securities                     2,620,000     155,000               2,775,000
Collateralized mortgage obligations      1,036,000       5,000      17,000   1,024,000
Other debt securities                    3,749,000      58,000       2,000   3,805,000
Money market mutual fund                17,200,000                          17,200,000
Investment in Federal Agency stock         126,000                             126,000
--------------------------------------------------------------------------------------
                                         59,803,000    431,000      33,000  60,201,000
--------------------------------------------------------------------------------------
     Total                              $61,519,000    500,000      33,000  61,986,000
======================================================================================

---------------------------------------------------------------------------------------------
                                                      December 31, 1996

                                                         Gross       Gross   Estimated
                                         Amortized  Unrealized  Unrealized      Market
                                              Cost       Gains      Losses       Value
---------------------------------------------------------------------------------------------
Held to Maturity
----------------
Municipal Securities                   $ 1,789,000      99,000               1,888,000
---------------------------------------------------------------------------------------------
Available for Sale
------------------

U.S. Treasury securities                 4,572,000      10,000          --   4,582,000
U.S. Agency securities                  18,081,000      47,000      32,000  18,096,000
Municipal securities                     2,802,000     181,000               2,983,000
Collateralized mortgage obligations      1,239,000       6,000      21,000   1,224,000
Other debt securities                    1,649,000      33,000       8,000   1,674,000
Money market mutual fund                 6,482,000          --          --   6,482,000
Investment in Federal Agency stock          83,000          --          --      83,000
---------------------------------------------------------------------------------------------
                                        34,908,000     277,000      61,000  35,124,000
---------------------------------------------------------------------------------------------
     Total                             $36,697,000     376,000      61,000  37,012,000
=============================================================================================

    Investment securities totaling $4,631,000 and $251,000 were pledged as collateral to secure Local Agency Deposits as well as treasury, tax and loan accounts with the Federal Reserve at December 31, 1997 and 1996, respectively.


    Proceeds from the sale of Available for Sale securities during 1997 were $28,077,000 and represented the sale of money market mutual fund shares at book value. Accordingly, no gain or loss was realized. There were no sales of Available for Sale securities during 1996 and 1995.


    Federal Agency stock dividends paid to the Company were $7,000, $5,000, and $5,000 in 1997, 1996 and 1995, respectively.

    The amortized cost and estimated fair value of debt securities at December 31, 1997, by contractual maturity, or expected maturity where applicable, are shown below. Expected maturities will differ from contractual maturities because certain securities provide the issuer with the right to call or prepay obligations with or without call or prepayment penalties.


---------------------------------------------------------------------------------------------
                                           December 31, 1997
                                         Amortized      Market
                                         Cost           Value
---------------------------------------------------------------------------------------------
Held to Maturity
----------------
Due in one year or less                  $   535,000     547,000
Due after one year through five years      1,181,000   1,238,000
Due after five years through 10 years             --          --
Due after 10 years                                --          --
---------------------------------------------------------------------------------------------
                                         $ 1,716,000   1,785,000
=============================================================================================

Available for Sale
------------------
Due in one year or less                  $ 5,272,000   5,292,000
Due after one year through five years     19,907,000  20,167,000
Due after five years through 10 years     10,800,000  10,897,000
Due after 10 years                         6,498,000   6,519,000
---------------------------------------------------------------------------------------------
                                          42,477,000  42,875,000
---------------------------------------------------------------------------------------------
                                         $44,193,000  44,660,000
=============================================================================================

(4)  Loans


     The Bank grants commercial, installment, real estate construction and other real estate loans to customers primarily in the greater Lodi area. Generally, the loans are secured by real estate or other assets. Although the Bank has a diversified loan portfolio, a significant portion of its debtors' ability to honor their contract is dependent upon the condition of the local real estate market.

     Outstanding loans consisted of the following at December 31:

---------------------------------------------------------------------------------
                               1997            1996
---------------------------------------------------------------------------------
Commercial                  $50,155,000     42,215,000
Real estate construction      6,900,000      5,802,000
Other real estate             3,529,000      3,107,000
Installment and other         3,525,000      3,155,000
---------------------------------------------------------------------------------
                             64,109,000     54,279,000

Deferred loan fees and
loan sale premiums             (568,000)      (400,000)
Allowance for loan losses    (1,313,000)    (1,207,000)
---------------------------------------------------------------------------------
                            $62,228,000     52,672,000
=================================================================================

     Included in total loans are loans held for sale of $1,807,000 and $489,000 for 1997 and 1996, respectively. SBA and mortgage loans serviced by the Bank totaled $45,939,000 and $41,319,000, and $35,505,000 in 1997, 1996,
     and 1995, respectively.

     Changes in the allowance for loan losses were as follows:

-------------------------------------------------------------------------------
                                           1997         1996        1995
-------------------------------------------------------------------------------

     Balance, beginning of year         $1,207,000     959,000   1,127,000
     Loans charged off                    (290,000)   (334,000)   (482,000)
     Recoveries                            456,000     272,000     199,000
     Provision charged to operations       (60,000)    310,000     115,000
 -------------------------------------------------------------------------------
     Balance, end of year               $1,313,000   1,207,000     959,000
 ===============================================================================

     Nonaccrual loans totaled $340,000, $898,000 and $987,000 at December 31, 1997, 1996 and 1995 respectively. Interest income which would have been recorded on nonaccrual loans was $45,000, $149,000 and $161,000, in 1997, 1996, and 1995, respectively.

     Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. At December 31, 1997 and 1996, the Bank had outstanding balances of $821,000 and $1,465,000 in impaired loans which had valuation allowances of $100,000 in 1997 and $371,000 in 1996. The average outstanding balances of impaired loans for the years ended December 31, 1997, 1996 and 1995 were $1,150,000, $1,116,000 and $682,000 respectively, on which $47,000, $45,000 and $22,000, respectively, was recognized as interest income.


     At December 31, 1997 and 1996, the collateral value method was used to measure impairment for all loans classified as impaired. The following table shows the recorded investment in impaired loans by loan category at December 31:


-------------------------------------------------------------------------------
                            1997       1996
-------------------------------------------------------------------------------
Commercial               $  821,000  1,457,000
Installment and other             -      8,000
-------------------------------------------------------------------------------
                         $  821,000  1,465,000
===============================================================================

 (5)    Premises and Equipment

Premises and equipment consisted of the following at December 31:

-----------------------------------------------------------------------------------
                                                           1997         1996
-----------------------------------------------------------------------------------
     Land                                              $   874,000      694,000
     Building                                            5,705,000    5,438,000
     Leasehold improvements                              1,258,000    1,243,000
     Furniture and equipment                             2,616,000    1,979,000
-----------------------------------------------------------------------------------
                                                        10,453,000    9,354,000
-----------------------------------------------------------------------------------
     Accumulated depreciation and amortization          (3,220,000)  (2,631,000)
-----------------------------------------------------------------------------------
                                                       $ 7,233,000    6,723,000
===================================================================================

     The Bank leases a portion of its building to unrelated parties under operating leases which expire in various years.


     The minimum future rentals to be received on noncancelable leases as of December 31, 1997, are summarized as follows:

-----------------------------------------------------------------------------------
                             Year Ending December 31,
-----------------------------------------------------------------------------------

                     1998                             $ 57,000
                     1999                               58,000
                     2000                               43,000
-----------------------------------------------------------------------------------
      Total minimum future rentals                    $158,000
===================================================================================

(6)  Other Real Estate Owned


     Other real estate owned is included in other assets and was $159,000 and $400,000 at December 31, 1997 and 1996, respectively. During 1997, 1996, and 1995, real estate of $170,000, $297,000 and $254,000, respectively, was acquired through foreclosure as settlement for loans. These amounts represent noncash transactions, and accordingly, have been excluded from the Consolidated Statements of Cash Flows.

 (7)    Deposits

        The following is a summary of deposits at December 31:

-----------------------------------------------------------------------------------
                                       1997         1996
-----------------------------------------------------------------------------------

     Demand                        $ 14,928,000   9,066,000
     NOW and Super NOW Accounts      29,734,000  20,553,000
     Money Market                    20,456,000  13,042,000
     Savings                         24,802,000  15,972,000
     Time, $100,000 and over         13,484,000  11,111,000
     Other Time                      30,487,000  22,463,000
-----------------------------------------------------------------------------------
                                   $133,891,000  92,207,000
===================================================================================

     Interest paid on time deposits in denominations of $100,000 or more was $620,000, $607,000 and $561,000 in 1997, 1996 and 1995, respectively.

     At December 31, 1997, the aggregate maturities for time deposits is as follows:

-----------------------------------------------------------------------------------
     1998          $40,794,000
     1999            2,127,000
     2000              465,000
     2001              129,000
     2002              431,000
     Thereafter         25,000
-----------------------------------------------------------------------------------
     Total         $43,971,000
===================================================================================

(8)  Operating Leases


     The Bank has noncancelable operating leases with unrelated parties for office space and equipment. The lease payments for future years are as follows:

-------------------------------------------------------------------------------
                     Year Ending December 31,       Lease Payments
-------------------------------------------------------------------------------
                     1998                           $ 56,000
                     1999                             14,000
                     2000                             12,000
                     2001                             12,000
                     2002                             14,000
-----------------------------------------------------------------------------------
                                                    $108,000
===================================================================================

     Total rental expense for operating leases was $32,000, $35,000 and $67,000 in 1997, 1996 and 1995 respectively.



(9)  Financial Instruments with Off-Balance Sheet Risk


     In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     At December 31, 1997 and 1996, financial instruments whose contract amounts represent credit risk are as follows:

-----------------------------------------------------------------------------------
                                          1997         1996
-----------------------------------------------------------------------------------
       Commitments to extend credit    $17,950,000  11,784,000
===================================================================================

===================================================================================
       Standby letters of credit       $    50,000      50,000
===================================================================================

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, other termination clauses and may require payment of a fee. Many of the commitments are expected to expire without being drawn upon and accordingly, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Upon extension of credit, the amount of collateral obtained, if any, is based on management's credit evaluation of the counter-party. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing or other real estate.

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral obtained, if any, is varied.



(10)  Other Noninterest Expense

     Other noninterest expense for the years 1997, 1996 and 1995 included the following significant items:

-----------------------------------------------------------------------------------
                                                       1997     1996     1995
-----------------------------------------------------------------------------------

     Intangible amortization                         $479,000
     Ancillary data processing expense                326,000  105,000
     Directors' fees                                  150,000  124,000  109,000
     Legal fees                                       166,000  207,000  142,000
     Provision for other real estate owned losses      60,000   35,000   60,000
-----------------------------------------------------------------------------------

(11)  Income Taxes

     The provision for income taxes for the years 1997, 1996 and 1995 consisted of the following:

-----------------------------------------------------------------------------------
     1997                      Federal     State       Total
-----------------------------------------------------------------------------------
     Current                  $312,000   195,000   507,000
     Deferred, net              16,000   (44,000)  (28,000)
-----------------------------------------------------------------------------------
       Income tax expense     $328,000   151,000   479,000
===================================================================================
     1996
-----------------------------------------------------------------------------------
     Current                  $212,000   140,000   352,000
     Deferred, net             (66,000)  (32,000)  (98,000)
-----------------------------------------------------------------------------------
       Income tax expense     $146,000   108,000   254,000
===================================================================================
     1995
-----------------------------------------------------------------------------------
     Current                  $143,000    68,000   211,000
     Deferred, net             118,000    70,000   188,000
-----------------------------------------------------------------------------------
       Income tax expense     $261,000   138,000   399,000
===================================================================================

     Income taxes payable of $164,000 and $134,000 are included in other liabilities at December 31, 1997 and 1996, respectively.

     The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The reasons for these differences are as follows:

--------------------------------------------------------------------------------------------------------------
                                                       1997               1996              1995
                                                      Amount    Rate    Amount    Rate     Amount    Rate
--------------------------------------------------------------------------------------------------------------
     Federal income tax expense, at statutory
       income tax rates                              $508,000     34%   304,000     34%    422,000     34%
     State franchise tax expense, net of federal
       income tax benefits                            107,000      7%    63,000      7%     87,000      7%
     Tax-free municipal interest income               (83,000)    (6%)  (97,000)   (11%)  (110,000)    (9%)
     Change in the beginning of the year deferred
       tax asset valuation allowance                   32,000      2%        --     --          --     --
     Other                                            (85,000)    (5%)  (16,000)    (2%)        --     --
--------------------------------------------------------------------------------------------------------------
                                                     $479,000     32%   254,000     28%    399,000     32%
==============================================================================================================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below.

--------------------------------------------------------------------------------------------------------------
Deferred tax assets:                                       1997       1996
--------------------------------------------------------------------------------------------------------------
       Allowance for loan losses                                $ 419,000    387,000
       Reserve for losses on other real estate owned               60,000     65,000
       Deferred loan income                                       157,000    112,000
       Accumulated Amortization                                   154,000         --
       Deferred compensation                                       53,000     64,000
       Alternative minimum tax credit carryforwards                60,000    159,000
       Settlement accruals                                             --     12,000
       Other                                                       93,000     59,000
----------------------------------------------------------------------------------------------------------------------
          Total gross deferred tax assets                         996,000    858,000
          Less valuation allowance                               (165,000)  (133,000)
----------------------------------------------------------------------------------------------------------------------
          Deferred tax assets, net of allowance                   831,000    725,000
----------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
       Accumulated depreciation                                   (61,000)   (46,000)
       Deferred loan origination costs                           (108,000)   (61,000)
       Unrealized gain on available-for-sale securities, net     (180,000)   (88,000)
       Other                                                      (76,000)   (60,000)
--------------------------------------------------------------------------------------------------------------
          Total gross deferred tax liabilities                   (425,000)  (255,000)
--------------------------------------------------------------------------------------------------------------
         Net deferred tax asset                                 $ 406,000    470,000
==============================================================================================================

     The valuation allowance for deferred tax assets increased by $32,000 for the year ended December 31, 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1997 and 1996.

     At December 31, 1997, the Company has alternative minimum tax credit carry forwards of $60,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

(12)  Stockholders' Equity


     (a)  Stock Options


     In December 1982, the Board of Directors adopted the First Financial Bancorp 1982 Stock Incentive Plan. A total of 250,000 shares of the Company's common stock were reserved for issuance under the Plan. Options were granted at an exercise price not less than the fair market value of the stock at the date of grant and became exercisable over varying periods of time and expired 10 years from such date.


     In February 1991, the Board of Directors adopted the First Financial Bancorp 1991 Employee Stock Option Plan and Director Stock Option Plan. The maximum number of shares issuable under the Employee Stock Option Plan is 178,500. The maximum number of shares issuable under the Director Stock Option Plan was 55,000. Options are granted at an exercise price of at least 100% and 85% of the fair market value of the stock on the date of grant for the Employee Stock Option Plan and the Director Stock Option Plan respectively. The 1991 Plans replaced the 1982 Plan; however, this does not adversely affect any stock options outstanding under the 1982 Plan.



     In February 1997, the Board of Directors adopted the First Financial Bancorp 1997 Stock Option Plan. The maximum number of shares issuable under the Plan is 393,207 less any shares reserved for issuance pursuant to
     the 1991 Plans.   Options are granted at an exercise price of at least 100%
     and 85% of the fair market value of the stock on the date of grant for employee stock options and director stock options, respectively. The 1997 Plan replaces the 1991 Plans; however, this does not adversely affect any stock options outstanding under the 1991 Plans.

     Stock option plan activities are summarized as follows:

-------------------------------------------------------------------------------------------------
                                                        Options Outstanding
                                                          Exercise Price
                                       Options               Per Share
-------------------------------------------------------------------------------------------------
     Balance, December 31, 1994        156,838            $5.74 - 10.43
=================================================================================================
        Options granted                 55,350            $5.78 -  6.80
=================================================================================================
        Options exercised                 (700)           $5.74  -  6.50
=================================================================================================
        Options expired                 (1,764)           $10.43
=================================================================================================


     Balance, December 31, 1995        209,724            $5.74  - 10.43
=================================================================================================
       Options exercised                (3,675)           $5,78 -  8.57
=================================================================================================
       Options expired                 (10,374)           $5.74 -  10.43
=================================================================================================

     Balance, December 31, 1996        195,675            $5.74 - 8.57
=================================================================================================
       Net increase from 1997
       plan                                 --                      --
=================================================================================================
       Options granted                  76,500            $10.00 - 12.50
=================================================================================================
       Options exercised               (27,600)           $5.74 - 8.57
===================================================================================================
       Options expired                 (28,000)           $6.80 - 10.00
===================================================================================================

     Balance, December 31, 1997        216,575            $5.74 - 12.50
===================================================================================================

     At December 31, 1997, the weighted-average remaining contractual life of all outstanding options was 7.59 years, respectively. At December 31, 1997, the number of options exercisable was 123,775 and the weighted-average exercise price of those options was $7.22.


     Options exercised during 1997 included options exercised in a cashless manner whereby no cash is paid by the optionee, and the actual shares issued are determined by dividing the difference between the options gross market value and option price by the market value per share of the stock on the date of exercise. The effect of cashless exercises was to reduce the shares otherwise issuable under those options by 1,692 shares.


     There were no stock options granted during 1996. The per share weighted-average fair value of stock options granted during 1997 and 1995 was $3.03 and $1.96, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1995, respectively: dividend yield of 2.18% and 2.22%; expected volatility of 18.4% and 20.1%; risk-free interest rate of 6.2% and 6.0%; and an expected life of five years and five years.


     The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below for the period ended December 31:

--------------------------------------------------------------------------
                                      1997       1996      1995
--------------------------------------------------------------------------

     Net Income
        As reported                 $1,015,000  $640,000  $843,000
        Pro forma                      985,000   630,000   833,000

     Basic Net Income Per Share
        As reported                 $      .77  $    .49  $    .65
        Pro forma                          .75       .48       .64

     Diluted Net Income Per Share
        As reported                 $      .73  $    .48  $    .64
        Pro forma                          .71       .47       .63


     Pro forma net income reflects only options granted after 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.



     (b)  Employee Stock Ownership Plan


     Effective January 1, 1992, the Bank established the Bank of Lodi Employee Stock Ownership Plan. The plan covers all employees, age 21 or older, beginning with the first plan year in which the employee completes at least 1,000 hours of service. The Bank's annual contributions to the plan are made in cash and are at the discretion of the Board of Directors based upon a review of the Bank's profitability. Contributions for 1997, 1996 and 1995 totaled approximately $98,000, $37,000, and $56,000, respectively.


    Contributions to the plan are invested primarily in the Common Stock of First Financial Bancorp and are allocated to participants on the basis of salary in the year of allocation. Benefits become 20% vested after the third year of credited service, with an additional 20% vesting each year thereafter until 100% vested after seven years. As of December 31, 1997, the plan owned 34,962 shares of Company Common Stock.

     (c) Dividends and Dividend Restrictions


     On January 22, 1998, the Company's Board of Directors declared a cash dividend of five cents per share payable on February 27, 1998, to shareholders of record on February 13, 1998.

     The Company's principal source of funds for dividend payments is dividends received from the Bank. Under applicable Federal laws, permission to pay a dividend must be granted to a bank by the Comptroller of the Currency if the total dividend payment of any national banking association in any calendar year exceeds the net profits of that year, as defined, combined with net profits for the two preceding years. At December 31, 1997, there were Bank retained earnings of $2,422,000 free of this condition.


     (d) Weighted Average Shares Outstanding


     Basic and diluted earnings per share for the years ended December 31, 1997, 1996, and 1995 were computed as follows:


---------------------------------------------------------------------------------------------
                                                                        Shares
                                                          Income     (denominator)  Per-Share
1997                                                    (numerator)                  Amount
---------------------------------------------------------------------------------------------
Basic earnings per share                            $    1,015,000     1,323,398       $.77
Effect of dilutive securities                                   --        68,678         --
                                                    ----------------------------
Diluted earnings per share                          $    1,015,000     1,392,076       $.73
                                                    ============================

---------------------------------------------------------------------------------------------
                                                                        Shares
                                                          Income     (denominator)  Per-Share
                                                        (numerator)                  Amount
---------------------------------------------------------------------------------------------
Basic earnings per share                            $      640,000     1,307,364       $.49
Effect of dilutive securities                                   --        32,547         --
                                                 -------------------------------
Diluted earnings per share                          $      640,000     1,339,911       $.48
                                                 ===============================

---------------------------------------------------------------------------------------------
                                                          Income         Shares     Per-Share
1995                                                    (numerator)   (denominator)  Amount
---------------------------------------------------------------------------------------------
Basic earnings per share                            $    843,000       1,306,772       $.65
Effect of dilutive securities                                 --          16,862         --
                                                 -------------------------------
Diluted earnings per share                          $    843,000       1,323,634       $.64
                                                 ================================
---------------------------------------------------------------------------------------------

(13)  Related Party Transactions

      During the normal course of business, the Bank enters into transactions with related parties, including directors, officers, and affiliates. These transactions include borrowings from the Bank with substantially the same terms, including rates and collateral, as loans to unrelated parties. At December 31, 1997 and 1996, respectively, such borrowings totaled $1,108,000 and $1,176,000, respectively. Deposits of related parties held by the Bank totaled $1,000,000 and $951,000 at December 31, 1997 and 1996, respectively.

     The following is an analysis of activity with respect to the aggregate dollar amount of loans made by the Bank to directors, officers and affiliates for the years ended December 31:

-------------------------------------------------------------------------------
                                      1997         1996
-------------------------------------------------------------------------------

     Balance, beginning of year    $1,176,000    1,803,000
     Loans funded                     524,000      738,000
     Principal repayments            (592,000)  (1,365,000)
-------------------------------------------------------------------------------
     Balance, end of year          $1,108,000    1,176,000
===============================================================================


(14) Parent Company Financial Information


     This information should be read in conjunction with the other notes to the consolidated financial statements. The following presents summary balance sheets as of December 31, 1997 and 1996, and statements of income, and cash flows information for the years ended December 31, 1997, 1996, and 1995.

------------------------------------------------------------------------------------------
Balance Sheets:
Assets                                                            1997        1996
------------------------------------------------------------------------------------------
     Cash in bank                                               $   139,000      29,000
     Investment securities available-for-sale, at fair value          5,000      80,000
     Premises and equipment, net                                     66,000      68,000
     Investment in wholly-owned subsidiary                       12,548,000  11,683,000
     Other assets                                                   107,000      56,000
------------------------------------------------------------------------------------------
                                                                $12,865,000  11,916,000
==========================================================================================

     Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------
     Accounts payable and other liabilities                          $4,000      27,000
-------------------------------------------------------------------------------------------
     Common stock                                                 7,455,000   7,324,000
     Retained earnings                                            5,188,000   4,438,000
     Unrealized holding gain on available-for-sale
     securities, net                                                218,000     127,000
-------------------------------------------------------------------------------------------
       Total stockholders' equity                                12,861,000  11,889,000
-------------------------------------------------------------------------------------------
                                                                $12,865,000  11,916,000
===========================================================================================

------------------------------------------------------------------------------------------
Statements of Income:                                  1997        1996       1995
------------------------------------------------------------------------------------------
     Rent from subsidiary                                 6,000    356,000    456,000
     Interest from unrelated parties                      2,000      9,000     23,000
     Other expenses                                    (215,000)  (626,000)  (610,000)
     Equity in undistributed income of subsidiary     1,100,000    832,000    935,000
     Income tax benefit                                 122,000     69,000     39,000
------------------------------------------------------------------------------------------
       Net income                                    $1,015,000    640,000    843,000
==========================================================================================


Statements of Cash Flows:                                    1997        1996       1995
---------------------------------------------------------------------------------------------
     Net Income                                           $1,015,000    640,000    843,000
       Adjustments to reconcile net income to net cash
       flows provided by operating activities:
       Depreciation and amortization                           2,000    125,000    142,000
       Provision for deferred taxes                          (36,000)     7,000      4,000
       (Decrease) increase in other liabilities              (23,000)    27,000    (41,000)
       (Increase) decrease in other assets                   (15,000)     3,000      7,000
       Increase in equity of subsidiary                     (774,000)  (832,000)  (935,000)
---------------------------------------------------------------------------------------------

     Net cash provided by (used in) operating activities     169,000    (30,000)    20,000

     Proceeds from sale of available-for-sale securities      75,000    302,000    127,000
     Capital expenditures                                         --     (4,000)        --
---------------------------------------------------------------------------------------------
     Net cash provided by investing activities                75,000    298,000    127,000

     Payments on notes payable                                    --    (33,000)   (33,000)
     Proceeds received upon exercise of stock options        131,000     10,000      4,000
     Dividends paid                                         (265,000)  (261,000)  (196,000)
---------------------------------------------------------------------------------------------
     Net cash  used by financing activities                 (134,000)  (284,000)  (225,000)
---------------------------------------------------------------------------------------------

     Net increase (decrease) in cash                         110,000    (16,000)   (78,000)
---------------------------------------------------------------------------------------------
     Cash at beginning of year                                29,000     45,000    123,000
---------------------------------------------------------------------------------------------
     Cash at end of year                                   $ 139,000     29,000     45,000
=============================================================================================

(15)  Lines of Credit


     The Bank has two lines of credit with correspondent banks totaling $5,000,000. As of December 31, 1997 and 1996, no amounts were outstanding under these lines of credit.



(16)  Regulatory Matters


     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by regulators, that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measure of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below).

     First, a bank must meet a minimum Total Risk-Based Capital to risk-weighted assets ratio of 8%. Risk-based capital and asset guidelines vary from Tier I capital guidelines by redefining the components of capital, categorizing assets into different classes, and including certain off-balance sheet items in the calculation of the capital ratio. The effect of the risk-based capital guidelines is that banks with high exposure will be required to raise additional capital while institutions with low risk exposure could, with the concurrency of regulatory authorities, be permitted to operate with lower capital ratios. In addition, a bank must meet minimum Tier I Capital to average assets ratio.

     Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 1997, the most recent notification, the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Bank's actual capital amounts and ratios as of December 31, 1997 are as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                               To Be Well Capitalized
                                                                           For Capital         Under Prompt Corrective
                                              Actual                    Adequacy Purposes      Action Provisions
                                              Amount     Ratio          Amount     Ratio       Amount           Ratio
-------------------------------------------------------------------------------------------------------------------------------

Total Risk-based capital
(to Risk weighted assets)                   $11,459,000   12.95%        $7,081,000   8.0%       $8,851,000       10.0%

Tier I Capital (to Risk Weighted assets)    $10,352,000   11.70%        $3,541,000   4.0%       $5,310,000        6.0%

Tier I Capital  (to Average Assets)         $10,352,000    7.11%        $5,828,000   4.0%       $7,285,000        5.0%

(17) Fair Values of Financial Instruments


     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amounts reported in the balance
     --------------------------
     sheet for cash and due from banks and federal funds sold are a reasonable estimate of fair value.

     Investment securities: Fair values for investment securities are based on
     ----------------------
     quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. (See note 3).

     Loans: For variable-rate loans that reprice frequently and with no
     ------
     significant change in credit risk, fair values are based on carrying values. The fair values for other loans (e.g., commercial real estate, mortgage loans, commercial and construction loans, and installment loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

     Commitments to extend credit and standby letters of credit: The majority of
     -----------------------------------------------------------
     commitments to extend credit and standby letters of credit contain variable rates of interest and credit deterioration clauses, and therefore, the carrying value of these credit commitments approximates fair value.

    Deposit liabilities: The fair values disclosed for demand deposits (e.g.,
    --------------------
    interest and non-interest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities on time deposits.


    Limitations: Fair value estimates are made at a specific point in time,
    ------------
    based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

    Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets, premises, and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

    The estimated fair values of the Bank's financial instruments are approximately as follows:

---------------------------------------------------------------------------------------------
                                                            1997
                                                 Carrying         Fair
                                                  Amount         Value
---------------------------------------------------------------------------------------------

Financial assets:
 Cash and due from banks and
  federal funds sold                           $ 12,083,000    12,083,000
 Investment securities                           61,917,000    61,986,000
 Loans:
 Gross Loans                                     64,109,000    64,556,000
  Less:
  Allowance for loan losses                      (1,313,000)   (1,313,000)
  Deferred loan fees and loan sale  premiums       (568,000)     (568,000)
---------------------------------------------------------------------------------------------
  Net loans                                    $ 62,228,000    62,675,000

Financial liabilities:
 Deposits:

  Demand                                       $ 14,928,000    14,928,000
  Now and Super Now accounts                     29,734,000    29,734,000
  Money Market                                   20,456,000    20,456,000
  Savings                                        24,802,000    24,802,000
  Time                                           43,971,000    43,911,000
---------------------------------------------------------------------------------------------
  Total deposits                               $133,891,000   133,831,000

---------------------------------------------------------------------------------------------
                                               Contract    Carrying   Fair
                                                Amount       Amount   Value
---------------------------------------------------------------------------------------------
        Unrecognized financial instruments:
           Commitments to extend credit        $17,950,000     __     180,000
           Standby letters of credit                50,000     __       1,000


---------------------------------------------------------------------------------------------
                                                                  1996
                                                          Carrying       Fair
                                                          Amount        Value
---------------------------------------------------------------------------------------------
        Financial assets:
           Cash and due from banks
             and federal funds sold                      $ 5,848,000    5,848,000
           Investment securities                         $36,913,000   37,012,000
           Loans:
           Gross Loans                                 $  54,279,000   53,920,000
             Less:
             Allowance for loan losses                    (1,207,000)  (1,207,000)
             Deferred loan fees and loan sale  premiums     (400,000)    (400,000
---------------------------------------------------------------------------------------------
             Net loans                                   $52,672,000   52,313,000

       Financial liabilities:
           Deposits:
             Demand                                    $   9,066,000    9,066,000
             Now and Super Now accounts                   20,553,000   20,553,000
             Money Market                                 13,042,000   13,042,000
             Savings                                      15,972,000   15,972,000
             Time                                         33,574,000   33,702,000
---------------------------------------------------------------------------------------------
             Total deposits                              $92,207,000   92,335,000

---------------------------------------------------------------------------------------------
                                                Contract   Carrying   Fair
                                                 Amount      Amount   Value
---------------------------------------------------------------------------------------------
      Unrecognized financial instruments:
           Commitments to extend credit       $ 11,784,000     __     118,000
           Standby letters of credit                50,000     __       1,000


(18)  Legal Proceedings


     The bank is involved in various legal actions arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters will not have a material effect on the Bank's financial condition, results of operations, or liquidity.



(19)
     Derivative Financial Instruments


     As of December 31, 1997 and 1996, the Company has no off-balance sheet derivatives. The Company held $1,036,000 and 1,224,000 in collateralized mortgage obligations and $1,000,000 and $2,100,00 in structured notes as of December 31, 1997 and 1996 respectively. These investments are held in the available for sale portfolio.



(20)  Acquisition of Branches


     On February 22, 1997, the Bank completed the acquisition of the Galt, Plymouth, and San Andreas, California, branches of Wells Fargo Bank. The Bank purchased the premises and equipment of the Plymouth and San Andreas branches and assumed the building lease for the Galt branch. The Bank also purchased the furniture and equipment of all three branches and paid a premium for the deposits of each branch. The total cost of acquiring the branches, including payments to Wells Fargo Bank as well as other direct costs associated with the purchase, was $2.86 million. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated first to identifiable tangible assets based upon those assets' fair value and then to identifiable intangible assets based upon the assets' fair value. The excess of the purchase price over identifiable tangible and intangible assets was allocated to goodwill. Allocations to identifiable tangible assets, identifiable intangible assets, and goodwill were $856 thousand, $1.98 million, and $24 thousand, respectively. Deposits totaling $34 million were acquired in the transaction.



(21) Prospective Accounting Pronouncements

     Reporting Comprehensive Income
     ------------------------------


     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997 and is to be applied retroactively to all periods
     presented.   SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. SFAS No. 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position. It does not require per share amounts of comprehensive income to be disclosed. Management does not expect that adoption of SFAS No. 130 will have a material impact on the Company's consolidated financial statements.

     Financial Reporting for Segments of a Business Enterprise
     ---------------------------------------------------------


     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 is effective for interim and annual periods beginning after December 15, 1997 and is to be applied retroactively to all periods presented. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise but retains the requirement to report information about major customers. Management does not expect that adoption of SFAS No. 131 will have a material impact on the Company's consolidated financial statements.

                                    SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March, 1998.

                                           FIRST  FINANCIAL  BANCORP

                                           /s/ LEON J. ZIMMERMAN
                                           ---------------------------
                                           Leon J. Zimmerman
                                          (President and Chief Executive
                                           Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                               Capacity                          DATE
                                ---------------------------------------      -------------

    /s/ BENJAMIN R. GOEHRING    Director and Chairman of the Board           March, 6 1998
------------------------------
Benjamin R. Goehring

    /s/ WELDON D. SCHUMACHER    Director and Vice Chairman of the Board      March, 6 1998
------------------------------
Weldon D. Schumacher

   /s/ BOZANT KATZAKIAN         Director                                     March, 6 1998
------------------------------
Bozant Katzakian

   /s/ ANGELO J. ANAGNOS        Director                                     March, 6 1998
------------------------------
Angelo J. Anagnos

   /s/ RAYMOND H. COLDANI       Director                                     March, 6 1998
------------------------------
Raymond H. Coldani

   /s/ MICHAEL D. RAMSEY        Director                                     March, 6 1998
------------------------------
Michael D. Ramsey

   /s/ FRANK M. SASAKI          Director                                     March, 6 1998
------------------------------
Frank M. Sasaki

   /s/ DENNIS SWANSON           Director                                     March, 6 1998
------------------------------
Dennis Swanson

   /s/ LEON J. ZIMMERMAN        President and                                March, 6 1998
------------------------------  Chief Executive Officer
Leon Zimmerman                  (Principal Executive Officer)

   /s/ DAVID M. PHILIPP         Executive Vice President,                    March, 6 1998
------------------------------  Chief Financial Officer and Secretary
David M. Philipp                (Principal Financial and Accounting Officer)


                               INDEX TO EXHIBITS

Exhibit                                                               Page
-------                                                               ----
  3(b)          Bylaws, as amended                                     60

  10(f)         Bank of Lodi Incentive Compensation Plan               74

  10(g)         First Financial Bancorp 401 (k) Profit Sharing Plan    76

  23            Consent of Expert                                     136

  27            Financial Data Schedule (electronic submission only)