Form 10-Q
period 1998-03-31
FIRST FINANCIAL BANCORP /CA/
filed 1998-05-15
CIK 729502

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                                   (MARK ONE)

  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                      FOR THE PERIOD ENDED MARCH 31, 1998

                                       OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.
          FOR THE TRANSITION PERIOD FROM____________TO______________

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

                                           [ X ] Yes   [  ] No

  As of March 31, 1998 there were 1,332,842 shares of Common Stock, no par value, outstanding.

================================================================================

                            FIRST FINANCIAL BANCORP

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998
                               TABLE OF CONTENTS


                                                                                        Page
                                                                                        ----
                                           PART I

Item 1.    Financial Statements.........................................................  1

Item 2.    Management's Discussion  and Analysis of Financial Condition and
           Results of Operations........................................................  5

Item 3.    Quantitative and Qualitative Disclosures about Market Risk ..................  9


                                    PART II
Item 1.    Legal Proceedings............................................................  9

Item 2.    Changes in Securities........................................................  9

Item 3.    Defaults Upon Senior Securities..............................................  9

Item 4.    Submission of Matters to a Vote of Security Holders..........................  9

Item 5.    Other Information............................................................  9

Item 6.    Exhibits and Reports on Form 8-K............................................. 10


ITEM 1. FINANCIAL STATEMENTS

                     FIRST FINANCIAL BANCORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                                                  MARCH 31  DEC. 31
ASSETS                                                                                                             1998      1997
--------                                                                                                          --------  --------
Cash and due from banks                                                                                           $  7,050  $  7,183
Federal funds sold                                                                                                  11,600     4,900

Investment Securities:
  Held-to-maturity securities at amortized cost, market value of
     $1,779 and $1,785 at March 31, 1998 and Dec. 31, 1997,
     respectively                                                                                                    1,716     1,716
  Available-for-sale securities, at fair value                                                                      55,018    60,201
                                                                                                                  --------  --------
  Total investments                                                                                                 56,734    61,917

Loans                                                                                                               64,392    63,541
Less allowance for loan losses (Note 3)                                                                              1,340     1,313
                                                                                                                  --------  --------
  Net loans                                                                                                         63,052    62,228

Bank premises and equipment, net                                                                                     7,195     7,233
Accrued interest receivable                                                                                          1,042     1,473
Other assets                                                                                                         2,728     2,916
                                                                                                                  --------  --------
                                                                                                                  $149,401  $147,850
                                                                                                                  ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
  Deposits
   Noninterest bearing                                                                                            $ 15,982  $ 14,928
   Interest bearing                                                                                                119,579   118,963
                                                                                                                  --------  --------
     Total deposits                                                                                                135,561   133,891

  Accrued interest payable                                                                                             405       429
  Other liabilities                                                                                                    438       669
                                                                                                                  --------  --------
     Total liabilities                                                                                             136,404   134,989

Stockholders' equity:
  Common stock - no par value; authorized 9,000,000 shares,
      issued and outstanding in 1998 and 1997, 1,332,842                                                             7,455     7,455
  Retained earnings                                                                                                  5,351     5,188
  Accumulated other comprehensive income (Note 1)                                                                      191       218
                                                                                                                  --------  --------
     Total stockholders' equity                                                                                     12,997    12,861
                                                                                                                  --------  --------
                                                                                                                  $149,401  $147,850
                                                                                                                  ========  ========


                     FIRST FINANCIAL BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                       Three months ended March 31
                                                                                       1998                   1997
                                                                                -------------------------------------
                                                                                     (Dollar amounts in thousands,
                                                                                       except per share amounts)
INTEREST INCOME:
   Loans, including fees                                                              $1,686                 $1,824
   Investment securities:
            Taxable                                                                      900                    599
            Exempt from Federal taxes                                                     64                     69
   Federal funds sold                                                                     99                    135
                                                                                      ------                 ------

            Total interest income                                                      2,749                  2,627

INTEREST EXPENSE:
   Deposit accounts                                                                      965                    825
                                                                                      ------                 ------

            Net interest income                                                        1,784                  1,802

Provision for loan losses                                                                 30                    (80)
                                                                                      ------                 ------

            Net interest income after provision for loan losses                        1,754                  1,882

NONINTEREST INCOME:
    Service charges                                                                      216                    170
    Premiums and fees from SBA and mortgage operations                                   194                    115
    Miscellaneous                                                                          6                     10
                                                                                      ------                 ------

            Total noninterest income                                                     416                    295

NONINTEREST EXPENSE:
    Salaries and employee benefits                                                       903                    745
    Occupancy                                                                            153                    123
    Equipment                                                                            135                     93
    Other                                                                                643                    676
                                                                                      ------                 ------

            Total noninterest expense                                                  1,834                  1,637
                                                                                      ------                 ------

            Income before provision for income taxes                                     336                    540

Provision for income taxes                                                               106                    200
                                                                                      ------                 ------

          NET INCOME                                                                  $  230                 $  340
            Unrealized loss on available for sale securities, net of tax                 (27)                  (208)
                                                                                      ------                 ------
          TOTAL COMPREHENSIVE INCOME                                                  $  203                 $  132
                                                                                      ======                 ======

          NET INCOME PER SHARE:
             Basic (Note 2)                                                            $0.17                  $0.26
                                                                                      ======                 ======
             Diluted (Note 2)                                                          $0.16                  $0.25
                                                                                      ======                 ======

                     FIRST FINANCIAL BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                          THREE MONTHS ENDED MARCH 31


                                                                                                     1998      1997
                                                                                                   --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                         $   230   $    340
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Increase in loans held for sale                                                                  (610)      (342)
     Increase (decrease) in deferred loan income                                                        31         (4)
     Provision for other real estate owned losses                                                        6         34
     Depreciation and amortization                                                                     352        255
     Provision for loan losses                                                                          30        (80)
     Provision for deferred taxes                                                                      (14)        --
     Decrease (Increase) in accrued interest receivable                                                431       (174)
     (Decrease) Increase in accrued interest payable                                                   (24)        32
     Increase in other liabilities                                                                    (231)       (80)
     Decrease in other assets                                                                          123         --
                                                                                                   -------   --------
          Net cash provided by (used in) operating activities                                          324        (19)
                                                                                                   -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of available-for-sale securities                                            9,138      4,100
  Proceeds from sale of available-for-sale securities                                                   --     19,000
  Purchases of available-for-sale securities                                                        (4,002)   (37,060)
  (Increase) decrease in loans made to customers                                                      (275)     1,212
  Purchases of premises and equipment                                                                 (221)    (2,889)
                                                                                                   -------   --------
          Net cash provided by (used in) investing activities                                        4,640    (15,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                                           1,670     34,652
  Dividends paid                                                                                       (67)       (65)
  Proceeds from issuance of common stock                                                                --          1
                                                                                                   -------   --------
          Net cash provided by financing activities                                                  1,603     34,588
                                                                                                   -------   --------
          Net increase in cash and cash equivalents                                                  6,567     18,932

Cash and cash equivalents at beginning of period                                                    12,083      5,848
                                                                                                   -------   --------

Cash and cash equivalents at end of period                                                         $18,650   $ 24,780
                                                                                                   =======   ========

                     FIRST FINANCIAL BANCORP AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                      March 31, 1998 and December 31, 1997


(1) Summary of Significant Accounting Policies


The accounting and reporting policies of First Financial Bancorp (the Company) and its subsidiary, Bank of Lodi, N.A., (the Bank) conform with generally accepted accounting principles and prevailing practices within the banking industry. In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expense for the period. Actual results could differ from those estimates applied in the preparation of the consolidated financial statements. The following is a description of a new accounting standard adopted during the current period.


(a) Reporting Comprehensive Income


In June 1997, the FASB issued Statement of Financial Accounting Standard (SFAS)
No. 130, Reporting Comprehensive Income.   SFAS No. 130 is effective for interim
and annual periods beginning after December 15, 1997 and is to be applied
retroactively to all periods presented.   SFAS No. 130 establishes standards for
reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. SFAS No. 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position.



(2) Weighted Average Shares Outstanding


  Basic and diluted earnings per share for the three months ended March 31, 1998 and 1997 were computed as follows:



                                                     Income        Shares        Per-Share
1998                                               (numerator)  (denominator)     Amount
---------------------------------------------------------------------------------------------
Basic earnings per share                            $230,000     1,332,842         $.17
Effect of dilutive securities                              -        88,508            -
                                                    ----------------------
Diluted earnings per share                          $230,000     1,421,350         $.16
                                                    ======================


                                                     Income        Shares        Per-Share
1997                                               (numerator)  (denominator)     Amount
---------------------------------------------------------------------------------------------
Basic earnings per share                            $340,000     1,309,397         $.26
Effect of dilutive securities                              -        64,288            -
                                                    ----------------------
Diluted earnings per share                           $340,000    1,373,685         $.25
                                                    ======================


(3) Allowance for Loan Losses


                                                                       3/31/98   12/31/97
                                                                    ----------  ---------
    Balance at beginning of period                                  $1,313,000  1,207,000

     Loans charged off                                                 (21,000)  (290,000)
     Recoveries                                                         18,000    456,000
     Provisions charged to operations                                   30,000    (60,000)
                                                                    ----------  ---------

    Balance at end of period                                        $1,340,000  1,313,000
                                                                    ==========  =========


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

Certain statements in this quarterly report on Form 10-Q include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; general economic conditions, either nationally or regionally becoming less favorable than expected and resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks, including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets.

The following discussion addresses information pertaining to the financial condition and results of operations of the Company that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 1 through 4, as well as other information presented throughout this report.

CHANGES IN FINANCIAL CONDITION

Consolidated total assets at March 31, 1998 were $1.6 million above the comparable level at December 31, 1997. The 1% increase in assets was due primarily to an increase in deposits of $1.7 million, or 1%. The increase in deposits was contrary to historical trends which reflect a seasonal decline in deposits during the first quarter that is typically associated with the local agricultural industry. Although management cannot determine with certainty why a seasonal decline in deposits has not occurred, the unseasonably wet weather during the past several months has impacted local agriculture and may have impacted deposit flows. To the extent that this is true, it is possible that a seasonal deposit outflow in 1998 will occur later than in previous years.

Federal funds sold increased by $6.7 million, or 137%, due in part to provide liquidity in the event that seasonal deposit outflows occur subsequent to March 31, 1998. The increase in federal funds sold came from a combination of maturities and calls in the investment portfolio.

The allowance for loan losses at March 31, 1998 is in excess of the December 31, 1997 allowance by $27 thousand, or 2%. Nonperforming loans declined by $45 thousand, or 11% from December 31, 1997 to March 31, 1998, and the allowance for loan losses to nonperforming loan coverage ratio increased to 3.72 times from 3.24 times. Total portfolio delinquency at March 31, 1998 was 1.70%, compared to 1.09% at December 31, 1997. Although the increase in the delinquency ratio was 56%, management does not believe that the change in the delinquency ratio is indicative of systemic deterioration in the credit quality of the loan portfolio. Management believes that the allowance for loan losses at March 31, 1998 is adequate. The following tables depict activity in the allowance for loan losses and allocation of reserves for and at the three and twelve months ended March 31, 1998 and December 31, 1997, respectively:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


                                                                                     3/31/98    12/31/97
                                                                                    --------  ----------
Balance at beginning of period                                                      $  1,313       1,207
Charge-offs:
   Commercial                                                                             18         249
   Real estate                                                                            --          --
   Consumer                                                                                3          41
                                                                                    --------  ----------
   Total charge-offs                                                                      21         290
Recoveries:
   Commercial                                                                              9         434
   Real estate                                                                            --          --
   Consumer                                                                                9          22
                                                                                    --------  ----------
   Total recoveries                                                                       18         456
                                                                                    --------  ----------
Net charge-offs                                                                            3        (166)
(reductions)/additions (credited to)/charged to operations                                30         (60)
                                                                                    --------  ----------
Balance at end of period                                                            $  1,340       1,313
                                                                                    ========  ==========

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                              3/31/98      3/31/98   12/31/97    12/31/97
           Loan Category                                       AMOUNT   % OF LOANS     AMOUNT  % OF LOANS
------------------------------------------------------------  -------   ----------   --------  ----------
Commercial                                                    $   377       79.70%       309       60.95%
Real Estate                                                        94       19.87%       192       37.87%
Consumer                                                            2         .43%         6        1.18%
Unallocated                                                       867         N/A        806         N/A
                                                              -------     -------   --------  ----------
                                                              $ 1,340      100.00%     1,313      100.00%
                                                              =======     =======   ========  ==========

Consolidated equity increased by $136 thousand from December 31, 1997 to March 31, 1998. Consolidated equity represented 8.70% of consolidated assets at March 31, 1998 compared to 8.70% at December 31, 1997. The increase in equity from earnings of $230 thousand for the three months ended March 31, 1998 exceeded reductions from dividend payments of $67 thousand and a reduction to equity of $27 thousand to reflect the after-tax market value decline of the available-for-sale portion of the investment securities portfolio. The decline in investment security portfolio's market value reflects the impact of higher market interest rates at March 31, 1998 compared to December 31, 1997. The total risk-based capital ratio for the Company's wholly owned subsidiary, Bank of Lodi was 12.68% at March 31, 1998 compared to 12.95% at December 31, 1997. The Bank's leverage capital ratio was 7.16% at March 31, 1998 versus 7.11% at December 31, 1997.
The capital ratios are in excess of the regulatory minimums for a well-capitalized bank.

CHANGES IN RESULTS OF OPERATION - THREE MONTHS ENDED MARCH 31, 1998

Summary of Earnings Performance

--------------------------------------------------------------------------------------------------------

                                                            FOR THE THREE MONTHS ENDED MARCH 31:

                                                      --------------------------------------------------

                                                                          1998                     1997
                                                                          ----                     ----
Earnings (in thousands)                                                  $ 230                      340

--------------------------------------------------------------------------------------------------------
Basic earnings per share                                             $     .17                      .26

Diluted earnings per share                                           $     .16                      .25

Return on average assets                                                 0.64%                    1.16%

Return on average equity                                                 7.10%                   11.40%

Dividend payout ratio                                                   29.41%                   19.41%

--------------------------------------------------------------------------------------------------------
"Cash" earnings (in thousands) (1)                                      $  284                   $  410

Diluted "cash" earnings per share                                          .20                      .30

"Cash" return on average assets                                          0.76%                    1.40%

"Cash" return on average equity                                          8.80%                   13.75%

--------------------------------------------------------------------------------------------------------
Average equity to average assets                                         8.70%                   10.18%
--------------------------------------------------------------------------------------------------------

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

Direct comparisons to the prior year quarter on either a book or "cash" basis are obscured by unique income and expense items that were recognized during the three months ended March 31, 1997. During that quarter principal and interest were recovered on several large loans that had been previously charged off. Recovered interest recognized during the quarter was $445 thousand. The recovered principal was credited to the loan loss reserve and resulted in a negative provision for loan losses of $80 thousand.

Excluding the recovered interest and certain other costs associated with the loan recoveries as well as the branch acqusitions that took place in that quarter, net income would have been $170 thousand, or $.12 per share. Net income for the current quarter was 33% higher compared to this adjusted number. Net interest income decreased by $18 thousand, or 1% compared to the prior year. Noninterest income increased by $121 thousand, or 41%, while noninterest expenses increased by $197 thousand, or 12%. Based upon the earnings for the three months ended March 31, 1998, the board of directors of First Financial Bancorp declared a cash dividend of $.05 per share, payable May 29, 1998, to shareholders of record May 15, 1998.

Net interest income decreased by $18 thousand, or 1%, relative to the comparable prior year quarter. Net interest margin decreased to 5.44% for the quarter compared to 6.93% in the prior year quarter. During the prior year quarter, interest income totaling $445 thousand was recovered and recognized on several loans that had been charged off in previous periods. Excluding the recovered interest, net interest margin for that quarter was 5.15%, or 29 basis points lower than the current year quarter. Excluding the recovered interest, the resulting increase in net interest income of $427 thousand, or 31% represents the net impact of significant changes in the volume, mix and pricing of earning assets and deposits.

Average earning assets and deposits for the three months ended March 31, 1998 increased by $27.5 million, or 26%, and $30.5 million, or 29%, respectively, over the prior year quarter. The principal reason for the increase in earning assets and deposits was the February 22, 1997 acquisition of three branches, and the $34 million in deposits therein, from Wells Fargo Bank. Excluding recovered interest, the impact of lower interest rates and changes in the mix of earning assets and deposits, net interest income increased $329 thousand as a result of the higher volume of average earning assets and deposits.

Although average loans for the current quarter were $11.7 million, or 22% higher than the prior year quarter, loans as a percentage of average earning assets were 49% in the current year versus 51% in the prior year. The growth in average loans was the result of persistent business development efforts on the part of the banks officers and employees in both existing and new-branch markets and favorable economic conditions that have stimulated mortgage demand and real estate activity. Excluding the impact of recovered interest in the prior year, the current year growth in loans offset the dilutive effect on earning asset yields of the liquidity generated from the purchase of three branches in the prior year.

The mix of deposits continues to shift away from higher cost certificates of deposit to lower cost noninterest bearing and interest bearing demand deposit accounts. Average certificates of deposit were 33% of average deposits and other debt for the first quarter of 1998 compared to 36% in the prior year. The impact of the changed deposit mix reduced interest expense by $50 thousand. In addition, reductions in the interest rates paid on transaction accounts reduced interest expense by $50 thousand in the current quarter compared to the prior year. The 29% increase in the volume of average deposits increased interest expense by $240 thousand.

The provision for loan losses increased by $110 thousand compared to the negative $80 thousand in the prior year quarter. The principal reason for the increase is the significant recoveries in the prior year quarter that led to the negative provision for that quarter. Total recoveries of loans charged off in previous years added $341 thousand to the allowance for loan losses during the prior year quarter. Management's analysis of the allowance for loan losses as of March 31, 1997 indicated an overfunded condition, and $80 thousand of the reserve was credited to the provision for loan losses.

Noninterest income increased by $121 thousand, or 41%, reflecting increases in both service charge income as well as income from SBA and mortgage operations. Service charge income increased by 27%. The increase was primarily the result of the additional service charge income from the three new branches that were acquired from Wells Fargo Bank on February 22, 1997. SBA and mortgage income improved by 68%. Higher loan sales volumes have resulted in both increased loan sales premium income and servicing income. Income from the sales and servicing of mortgage loans increased by 420% and 58%, respectively. Income from the sales and servicing of SBA loans increased by 62% and 27%, respectively.

Noninterest expenses increased by $197 thousand, or 12%, compared to the prior year quarter. Salaries and benefit expenses increased by $158 thousand, or 21%. The increase in salaries and benefit expenses is due primarily to the addition of the three branches acquired from Wells Fargo Bank on February 22, 1997. Salaries and Benefits also increased due to Bank of Lodi's opening of a loan production office in Folsom, California in early January, 1998. The loan production office operates under the name First Financial Services. Staffing was also increased by three full-time equivalents in the mortgage department as a result of the increase in volumes. Occupancy expense increased by $30 thousand, or 24%. The increase in occupancy expenses is principally the result of three additional branch locations and the new loan production office in Folsom, California. These costs were partially offset by increased rental income resulting from increased occupancy at Bank of Lodi's main office building in Lodi. Equipment expenses increased by $42 thousand, or 45%. The increase is principally the result of the depreciation of network and workstation technology at the four new locations previously discussed. Other noninterest expenses declined by $33 thousand, or 5%. Amortization expense related to intangible assets declined by $27 thousand and accounted for much of the decrease. Excluding the amortization of intangible assets, increases occured in some of the remaining expenses in this category as a result of the three new branches. Those increases were offset by a decrease in loss provisions for other real estate owned and loss provisions for the reclamation of cash items. These loss provisions totaled $10 thousand and $135 thousand in 1998 and 1997, respectively.

BASIS OF PRESENTATION

First Financial Bancorp is the holding company for Bank of Lodi, N.A.. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the year ended December 31, 1998. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 1997 Annual Report to Shareholders.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While there are several varieties of market risk, the market risk material to the Company and the Bank is interest rate risk. Within the context of interest rate risk, market risk is the risk of loss due to changes in market interest rates that have an adverse effect on net interest income, earnings, capital or the fair value of financial instruments. Exposure to this type of risk is a regular part of a financial institution's operations. The fundamental activities of making loans, purchasing investment securities, and accepting deposits inherently involve exposure to interest rate risk. The Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. At and for the three months ended March 31, 1998, there were no material changes in the market risk profile of the Company or the Bank as described in the Company's 1997 Form 10-K.

PART II -- OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 2.           CHANGES IN SECURITIES

                  Not Applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's Annual Meeting of Shareholders was held on April 28, 1998. The purpose of the meeting was to elect the company's board of directors. The following directors were elected based upon the votes cast as indicated:


                           Director         Votes "for"           Votes "against"           Votes "withheld"
                           --------         -----------           ---------------           ----------------
                   Angelo J. Anagnos           841,134                    0                        5,129
                   Raymond H. Coldani          840,804                    0                        5,459
                   Benjamin R. Goehring        841,134                    0                        5,129
                   Bozant Katzakian            819,834                    0                       26,429
                   Michael D. Ramsey           841,134                    0                        5,129
                   Frank M. Sasaki             841,134                    0                        5,129
                   Weldon D. Schumacher        841,134                    0                        5,129
                   Dennis R. Swanson           840,605                    0                        5,658

                  There were 1,332,842 shares issued and outstanding as of the record date, March 2, 1998.

ITEM 5.           OTHER INFORMATION

                  Not Applicable

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

      (a)        EXHIBITS

EXHIBIT
NUMBER
--------
   11 Statement re computation of earnings per share is incorporated herein by reference to footnote 2 to the consolidated financial statements included in this report.

   27            Financial Data Schedule.

  (b)            REPORTS ON FORM 8-K

                 On April 28, 1998 the Company filed a Current Report on Form 8-K regarding the declaration of a cash dividend of $.05 per share payable May 29, 1998 to shareholders of record on May 15, 1998, earnings for the three months ended March 31, 1998, and amendments to the Financial Data Tables for certain prior annual and quarterly filings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FIRST FINANCIAL BANCORP

Date May 15, 1998                    /s/     David M. Philipp
     ------------                    ------------------------
                                     David M. Philipp
                                     Executive Vice-President
                                     Chief Financial Officer
                                     Corporate Secretary