Form 10-Q
period 1998-06-30
FIRST FINANCIAL BANCORP /CA/
filed 1998-08-07
CIK 729502

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                       For the period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                   For the transition period from           to

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

                                            [X] Yes         [ ] No

     As of June, 1998 there were 1,345,442 shares of Common Stock, no par value, outstanding.


================================================================================

                             FIRST FINANCIAL BANCORP

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998
                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.    Financial Statements ...........................................    1

Item 2.    Management's Discussion  and Analysis of Financial Condition and
           Results of Operations ..........................................    7

Item 3.    Quantitative and Qualitative Disclosures about Market Risk .....   13



                                     PART II

Item 1.    Legal Proceedings ..............................................   13

Item 2.    Changes in Securities ..........................................   14

Item 3.    Defaults Upon Senior Securities ................................   14

Item 4.    Submission of Matters to a Vote of Security Holders ............   14

Item 5.    Other Information ..............................................   14

Item 6.    Exhibits and Reports on Form 8-K ...............................   14

ITEM 1. FINANCIAL STATEMENTS

                                      FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                             Consolidated Balance Sheets
                                         (in thousands except share amounts)
                                                                                      June 30              Dec. 31
Assets                                                                                  1998                1997
------                                                                                  ----                ----
Cash and due from banks                                                       $          8,167     $          7,183
Federal funds sold                                                                       3,500                4,900

Investment Securities:
     Held-to-maturity securities at amortized cost, market value of
         $1,759 and $1,785 at June 30, 1998 and Dec. 31, 1997,
         respectively                                                                    1,705                1,716
     Available-for-sale securities, at fair value                                       54,800               60,201
                                                                              ----------------     ----------------

     Total investments                                                                  56,505               61,917


Loans                                                                                   69,823               63,541
Less allowance for loan losses (Note 3)                                                  1,358                1,313
                                                                              ----------------     ----------------

  Net loans                                                                             68,465               62,228

Bank premises and equipment, net                                                         7,089                7,233
Accrued interest receivable                                                              1,454                1,473
Other assets (Note 4)                                                                    6,877                2,916
                                                                              ----------------     ----------------

                                                                              $        152,057     $        147,850
                                                                              ================     ================



Liabilities and Stockholders' Equity

Liabilities:
    Deposits
       Noninterest bearing                                                    $         15,674     $         14,928
       Interest bearing                                                                122,538              118,963
                                                                              ----------------     ----------------

          Total deposits                                                               138,212              133,891


    Accrued interest payable                                                               398                  429
    Other liabilities (Note 5)                                                             246                  669
                                                                             -----------------     ----------------

          Total liabilities                                                            138,856              134,989


Stockholders' equity:
    Commonstock - no par value; authorized 9,000,000 shares, issued and outstanding in 1998 and 1997, 1,345,442
          and 1,332,842 shares                                                           7,559                7,455
    Retained earnings                                                                    5,466                5,188
     Accumulated other comprehensive income (Note 1)                                       176                  218
                                                                              ----------------     ----------------

          Total stockholders' equity                                                    13,201               12,861
                                                                              ----------------     ----------------

                                                                              $        152,057     $        147,850
                                                                              ================     ================

                                        FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                           Consolidated Statements of Income
                                         (in thousands except per share amounts)
                                                                Three months ended June 30          Six months ended June 30
                                                                 1998              1997               1998           1997
                                                                 ----              ----               ----           ----
                                                              (Dollar amounts in  thousands,       (Dollar amounts in thousands,

                                                                 except per share amounts)           except per share amounts)
Interest income:
   Loans, including fees                                       $     1,776   $     1,504         $     3,462   $     3,328
   Investment securities:
            Taxable                                                    825           900               1,725         1,499
            Exempt from Federal taxes                                   53            77                 117           146
   Federal funds sold                                                   85            67                 184           202
                                                               -----------   -----------         -----------   -----------

            Total interest income                                    2,739         2,548               5,488         5,175

Interest expense:
   Deposit accounts                                                  1,061           960               2,026         1,785

            Total interest expense                                   1,061           960               2,026         1,785
                                                               -----------   -----------         -----------   -----------

            Net interest income                                      1,678         1,588               3,462         3,390

Provision for loan losses                                               30            20                  60          (60)
                                                               -----------   -----------         -----------   -----------

            Net interest income after provision for loan             1,648         1,568               3,402         3,450
                 losses

Noninterest income:
    Service charges                                                    228           212                 444           382
    Premiums and fees from SBA and mortgage operations                 150           170                 344           285
    Miscellaneous (Note 4)                                              61            17                  67            27
                                                               -----------   -----------         -----------   -----------

            Total noninterest income                                   439           399                 855           694

Noninterest expense:
    Salaries and employee benefits                                     821           788               1,724         1,533
    Occupancy                                                          159           143                 312           266
    Equipment                                                          136           119                 271           212
    Other                                                              736           636               1,378         1,312
                                                               -----------   -----------         -----------   -----------

            Total noninterest expense                                1,851         1,686               3,685         3,323
                                                               -----------   -----------         -----------   -----------

            Income before provision for income taxes                   236           281                 572           821

Provision for income taxes                                              55            75                 161           275
                                                               -----------   -----------         -----------   -----------

            Net income                                         $       181   $       206         $       411   $       546
            Unrealized (loss) gain on available for sale
                 securities, net of tax                                (15)          183                 (42)          (25)
                                                               -----------   -----------         -----------   -----------
            Total comprehensive income                         $       166   $       391         $       369   $       521
                                                               ===========   ===========         ===========   ===========
Net income per share:
            Basic   (Note 2)                                   $      0.14   $      0.16         $      0.31   $      0.42
                                                               ===========   ===========         ===========   ===========
            Diluted (Note 2)                                   $      0.13   $      0.15         $      0.30   $      0.40
                                                               ===========   ===========         ===========   ===========

                                                             2

                                     FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                                  (in thousands)
                                             Six Months Ended June 30

                                                                                           1998              1997
                                                                                           ----              ----
Cash flows from operating activities:
Net income                                                                         $        411      $        546
     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
          Decrease (increase) in loans held for sale                                        722              (630)
          Increase in deferred loan income                                                   19                67
          Provision for other real estate owned losses                                       16                50
          Depreciation and amortization                                                     528               520
          Provision for loan losses                                                          60               (60)
          Provision for deferred taxes                                                      (37)              (58)
          Decrease (increase) in accrued interest receivable                                 19              (598)
          (Decrease) Increase in accrued interest payable                                   (31)              122
          Decrease in other liabilities                                                    (423)             (202)
          Increase in Cash Surrender Value Life Insurance                                   (55)               -
          Decrease in other assets                                                           35               264
                                                                                   ------------      ------------
                  Net cash provided by operating activities                               1,264                21


Cash flows from investing activities:
    Proceeds from maturity of held-to-maturity securities                                    10                -
    Proceeds from maturity of available-for-sale securities                               9,329             7,860
    Proceeds from sale of available-for-sale securities                                    -               22,000
    Purchase of available-for-sale securities                                            (4,000)          (51,210)
    Increase in loans made to customers                                                  (7,038)           (3,478)
    Proceeds from the sale of other real estate                                              40                -
    Purchases of bank premises and equipment                                               (187)           (3,014)
    Purchase of cash surrender value life insurance                                      (4,125)               -
                                                                                   ------------      ------------
                  Net cash used in investing activities                                  (5,971)          (27,842)


Cash flows from financing activities:
    Net increase in deposits                                                              4,321            31,464
    Dividends paid                                                                         (134)             (132)
    Proceeds from issuance of common stock                                                  104               104
                                                                                   ------------      ------------
                  Net cash provided by financing activities                               4,291            31,436
                  Net (decrease) increase in cash and cash
                  equivalents                                                              (416)            3,615
                                                                                   ------------      ------------

Cash and cash equivalents at beginning of period                                         12,083             5,848
                                                                                   ------------      ------------

Cash and cash equivalents at end of period                                         $     11,667      $      9,463
                                                                                   ============      ============

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       June 30, 1998 and December 31, 1997

(1) Summary of Significant Accounting Policies

The accounting and reporting policies of First Financial Bancorp (the Company) and its subsidiaries, Bank of Lodi, N.A., (the Bank) and Western Auxiliary Corporation (WAC) conform with generally accepted accounting principles and prevailing practices within the banking industry. In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expense for the period. Actual results could differ from those estimates applied in the preparation of the consolidated financial statements. The following is a description of a new accounting standard adopted during the current period.


(a) Reporting Comprehensive Income

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997 and is to be applied retroactively to all periods presented. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. SFAS No. 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity. This statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. Enterprises are required to classify items of "other comprehensive income" by their nature in the financial statement and display the balance of other comprehensive income separately in the equity section of a statement of financial position.

(2) Weighted Average Shares Outstanding

    Basic and diluted earnings per share for the three and six months ended June
    30, 1998 and 1997 were computed as follows:
                                                    Income              Shares        Per-Share
     Three months ended June 30, 1998             (numerator)       (denominator)       Amount
     ----------------------------------------- ------------------ ------------------- ----------
     Basic earnings per share                      $     181,000           1,338,186    $   .14
     Effect of dilutive securities                             -              87,291          -
                                               ------------------ -------------------
     Diluted earnings per share                    $     181,000           1,425,477    $   .13
                                               ================== ===================


                                                    Income              Shares        Per-Share
     Six months ended June 30, 1998               (numerator)       (denominator)       Amount
     ----------------------------------------- ------------------ ------------------- ----------
     Basic earnings per share                      $     411,000           1,335,514    $   .31
     Effect of dilutive securities                             -              87,900          -
                                               ------------------ -------------------
     Diluted earnings per share                    $     411,000           1,423,414    $   .30
                                               ================== ===================


                                                    Income              Shares        Per-Share
     Three months ended June 30, 1997             (numerator)       (denominator)       Amount
     ----------------------------------------- ------------------ ------------------- ----------
     Basic earnings per share                      $     206,000           1,320,621    $   .16
     Effect of dilutive securities                             -              57,483          -
                                               ------------------ -------------------
     Diluted earnings per share                    $     206,000           1,378,104    $   .15
                                               ================== ===================


                                                    Income              Shares        Per-Share
     Six months ended June 30, 1997               (numerator)       (denominator)       Amount
     ----------------------------------------- ------------------ ------------------- ----------
     Basic earnings per share                      $     546,000           1,315,443    $   .42
     Effect of dilutive securities                             -              60,886          -
                                               ------------------ -------------------
     Diluted earnings per share                    $     546,000           1,376,329    $   .40
                                               ================== ===================

(3) Allowance for Loan Losses
                                                    6/30/98          12/31/97
                                                    -------          --------
     Balance at beginning of period             $ 1,313,000          1,207,000

        Loans charged off                           (58,000)          (290,000)
        Recoveries                                   43,000            456,000
        Provisions charged to operations             60,000            (60,000)
                                                -----------          ---------

     Balance at end of period                   $ 1,358,000          1,313,000
                                                ===========          =========


(4) Other Assets

    Other assets include the cash surrender value of life insurance of $4,178,000 at June 30, 1998. The cash surrender value of life insurance consists primarily of the Bank's contractual rights under single-premium life insurance policies written on the lives of certain officers and the directors of the Company and the Bank. The policies were purchased in order to indirectly offset anticipated costs of certain benefits payable upon the retirement, and the death or disability of the directors and officers pursuant to supplemental compensation agreements. The cash surrender value accumulates tax-free based upon each policy's crediting rate which is adjusted by the insurance company on an annual basis.

(5) Supplemental Compensation Agreements

    Effective as of April 3, 1998 the Bank entered into nonqualified supplemental compensation agreements with all of the directors and certain executive officers for the provision of differing death, disability and post-employment/retirement benefits. The agreements with directors includes elective provisions for service as a director emeritus following termination of service as a member of the Board of Directors. Directors who elect to serve as a director emeritus receive certain benefits during such period of service in addition to benefits applicable to all directors which commence upon expiration of the three year emeritus period. The Bank will accrue for the compensation based on anticipated years of service and the vesting schedule provided in the agreements. The director agreements are defined benefit agreements under which each director will receive $7,500 annually from retirement until death. The executive officer agreements are defined contribution agreements whereby the benefit accruals under the agreements are the amount by which, if any, the increase in cash surrender value of the related insurance policies exceeds a predetermined profitability index. At June 30, 1998, accrued compensation under both the director and officer agreements was $4,000.

(6) Western Auxiliary Corporation

    On June 9, 1998 the Company incorporated Western Auxiliary Corporation (WAC) as a California corporation. The Company expects to capitalize WAC as its wholly-owned subsidiary during the quarter ended September 30, 1998 with an initial capitalization of $10,000. WAC will earn fee income by acting as trustee on the Bank's real estate trust deed transactions and will receive the necessary operational resources under an intercompany services agreement between WAC, the Company, and the Bank.

(7) Prospective Accounting Pronouncements

    Accounting for Derivative Instruments and Hedging Activity

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as
    (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge) or (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge). SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects to adopt the Statement beginning October 1, 1998. Management does not expect that adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial statements.

    Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

    In March 1998, the American Society of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. It specifies that computer software meeting certain characteristics be designated as internal-use software and sets forth criteria for expensing, capitalizing, and amortizing certain costs related to the development or acquisition of internal-use software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company expects to adopt the Statement beginning January 1, 1999. Management does not expect that adoption of SOP 98-1 will have a material impact on the Company's consolidated financial statements.

    Reporting on the Costs of Start-Up Activities

    In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of star-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company expects to adopt the Statement beginning January 1, 1999. Management does not expect that adoption of SOP 98-5 will have a material impact on the Company's consolidated financial statements.

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

The following discussion addresses information pertaining to the financial condition and results of operations of the Company that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 1 through 6, as well as other information presented throughout this report.

Changes in Financial Condition

Consolidated total assets at June 30, 1998 were $4.2 million above the comparable level at December 31, 1997. The 3% increase in assets was due primarily to an increase in deposits of $4.3 million, or 3%. Noninterest bearing deposits grew by 5%. Growth of 3% in interest bearing deposits occurred in core NOW account deposits and certificates of deposit. The company experienced a 1% increase in deposits during the first quarter that ran contrary to historical trends which reflect a seasonal decline in deposits during the first quarter that is typically associated with the local agricultural industry. Deposit growth in the second quarter increased over the first quarter. Although management cannot determine with certainty why a seasonal decline in deposits has not occurred, the unseasonably wet weather during the first quarter impacted local agriculture and may have impacted deposit flows. Nothwithstanding seasonal trends, monthly deposit account growth has ranged between 5% and 12% through June 30, 1998 and has impacted deposit growth favorably.

The loan portfolio increased by 10%, or $6.3 million, from December 31, 1997 to June 30, 1998. The increase reflects the success of officer calling disciplines within the Bank's business development program as well as economic improvement in the Bank's market area. The real estate, construction, SBA and commercial loan portfolios increased by 16%, 8%, 6%, and 4% respectively. From a geographic perspective, the fastest loan portfolio growth has occurred in the markets of Galt, Plymouth, and San Andreas, California that the Bank began to serve in February, 1997 after acquiring the local branches from Wells Fargo Bank. Since December 31, 1997, the loan portfolios of these branches has increased by 44%.


The allowance for loan losses at June 30, 1998 is in excess of the December 31, 1997 allowance by $45 thousand, or 3%. Nonperforming loans increased by $308 thousand, to $713 thousand from December 31, 1997 to June 30, 1998, and the allowance for loan losses to nonperforming loan coverage ratio decreased to 1.90 times from 3.24 times. The increase in nonperforming loans was related to one borrowing relationship that has been brought current subsequent to June 30, 1998. This borrowing relationship also impacted the delinquency ratio. Total portfolio delinquency at June 30, 1998 was 1.23%, compared to 1.09% at December 31, 1997. Management believes that the allowance for loan losses at June 30, 1998 is adequate. The following tables depict activity in the allowance for loan losses and allocation of reserves for and at the six and twelve months ended June 30, 1998 and December 31, 1997, respectively:


Analysis of the Allowance for Loan Losses

                                                                       6/30/98           12/31/97
                                                                       -------           --------
Balance at beginning of period                                       $   1,313              1,207
Charge-offs:
   Commercial                                                               18                249
   Real estate                                                              25                 --
   Consumer                                                                 15                 41
                                                                     ---------           --------
   Total charge-offs                                                        58                290
Recoveries:
   Commercial                                                               30                434
   Real estate                                                              --                 --
   Consumer                                                                 13                 22
                                                                     ---------           --------
   Total recoveries                                                         43                456
                                                                     ---------           --------
Net charge-offs                                                             15              (166)
(reductions)/additions (credited to)/charged to operations                  60               (60)
                                                                     ---------           --------
Balance at end of period                                             $   1,358              1,313
                                                                     =========           ========

Allocation of the Allowance for Loan Losses

                                 6/30/98     6/30/98      12/31/97    12/31/97
           Loan Category          Amount    % of Loans      Amount   % of Loans
           -------------          ------    ----------      ------   ----------
Commercial                     $     269      66.67%           309      60.95%
Real Estate                          119      29.70%           192      37.87%
Consumer                              20       3.63%             6       1.18%
Unallocated                          950         N/A           806         N/A
                               ---------     -------       -------     -------
                               $   1,358     100.00%         1,313     100.00%
                               =========     =======       =======     =======

Other Assets

Other assets increased by $4 million, or 136%, from December 31, 1997 to June 30, 1998. During the second quarter of 1998, the Bank's Board of Directors authorized the execution of supplemental compensation agreements for directors and certain executive officers. Similar programs have been endorsed by the California Bankers Association and the American Bankers Association and have been implemented at financial institutions throughout California and the United States. The nature of these programs enable the Bank to fund the related financial obligations in a cost-effective manner through investments in life insurance. Accordingly, the Bank invested $4.2 million in single-premium life insurance contracts written on the lives of the directors and officers. The contracts provide for a cash surrender value to the Bank that increases each year based upon a crediting rate that is adjusted annually. The increase in cash surrender value is recognized on a tax-free basis because the Bank's intent is to carry the policies until the death of the insured individuals. The tax-equivalent yield on the insurance investment provides for an incremental return over alternative investment securities that both improves profitability and ultimately provides the funds necessary to settle the financial obligations under the supplemental compensation agreements. Under the supplemental compensation agreements for certain executive officers, benefits are accrued annually only after a pre-determined profitability target for the insurance investment is met. Under the director agreements, each director will receive $7,500 annually from retirement until death.

Investment Securities

The growth in the loan portfolio and other assets was funded by maturities of investment securities in addition to the deposit growth discussed above. Investment securities declined by $5.4 million, or 9%, from December 31, 1997 to June 30, 1998. The decline represents approximate maturities of $9.3 million net of investment purchases of $4.0 million. Some of the maturities represent callable agency securities that were called by the issuer. At June 30, 1998, the bank held approximately $18.5 million in callable agency securities with an average maturity, months to first call, and average yield of 8 years, 8 months, and 6.98%, respectively.

Equity

Consolidated equity increased by $340 thousand from December 31, 1997 to June 30, 1998. Consolidated equity represented 8.7% of consolidated assets at June 30, 1998 and December 31, 1997. Stock option exercises during the six months ended June 30, 1998 increased equity by $104 thousand. The increase in equity from earnings of $411 thousand for the six months ended June 30, 1998 exceeded reductions from dividend payments of $134 thousand and a reduction to equity of $42 thousand to reflect the after-tax market value decline of the available-for-sale portion of the investment securities portfolio. The decline in the investment security portfolio's market value reflects the impact of both changing interest rates and the underlying cash flow and maturity characteristics of the investment portfolio at June 30, 1998 compared to December 31, 1997. The total risk-based capital ratio for the Company's wholly owned subsidiary, Bank of Lodi was 12.92% at June 30, 1998 compared to 12.95% at December 31, 1997. The Bank's leverage capital ratio was 7.21% at June 30, 1998 versus 7.11% at December 31, 1997. The capital ratios are in excess of the regulatory minimums for a well-capitalized bank.

Changes in Results of Operation - Three Months ended June 30, 1998
Summary of Earnings Performance

----------------------------------------------------- --------------------------------------------------

                                                             For the three months ended June 30:
                                                      --------------------------------------------------

                                                                          1998                     1997
                                                                          ----                     ----
Earnings (in thousands)                                                 $  181                      206

 ---------------------------------------------------- ------------------------- ------------------------

Basic earnings per share                                                $  .14                      .16

Diluted earnings per share                                                 .13                      .15

Return on average assets                                                  0.48%                    0.60%

Return on average equity                                                  5.50%                    6.70%

Dividend payout ratio                                                    38.46%                   33.33%

 ---------------------------------------------------- ------------------------- ------------------------

"Cash" earnings (in thousands) (1)                                      $  235                      276

Diluted "cash" earnings per share                                          .16                      .20

"Cash" return on average assets                                           0.62%                     .80%

"Cash" return on average equity                                           7.20%                    9.00%
----------------------------------------------------- ------------------------- ------------------------

Operating "cash" earnings (in thousands) (2)                            $  301                      276

Diluted operating "cash" earnings per share                                .21                      .20

Operating "cash" return on average assets                                 0.80%                    0.80%

Operating "cash" return on average equity                                 9.10%                    9.10%
----------------------------------------------------- ------------------------- ------------------------
Average equity to average assets                                          8.73%                    8.96%
----------------------------------------------------- ------------------------- ------------------------

(1) "Cash" earnings represent earnings based upon generally accepted accounting principles plus the after-tax, non-cash effect on earnings of the amortization of intangible assets. Following the 1997 acquisition of three branches from Wells Fargo Bank, the "cash" earnings, return on assets, and return on equity are the most comparable to prior year numbers. They are also the more relevant performance measures for shareholders because they measure the Company's ability to support growth and pay dividends.
(2) Operating "Cash" earnings is computed by excluding the after-tax impact of significant elements of revenue or costs that obscure the operating results of core operations. Adjustments for the second quarter of 1998 have been made to exclude from net income the preliminary costs of a strategic growth initiative for which the company ceased further pursuit in May, 1998.

Operating "Cash" earnings for the quarter increased by 9.1% compared to the prior year quarter. Net interest income increased by 6%, or $90 thousand. Noninterest income increased by 10%, or $40 thousand, while noninterest expenses increased by 3%, or $51 thousand, before the costs associated with the strategic growth initiative discussed in footnote two of the above table. Based upon the earnings for the three months ended June 30, 1998, the Company's board of directors declared a cash dividend of $.05 per share payable August 28, 1998 to shareholders of record on August 14, 1998.

Net Interest Income

Net interest income increased by $90 thousand, or 6%, relative to the comparable prior year quarter. Net interest margin decreased to 5.17% for the quarter compared to 5.24% in the prior year quarter. Interest income increased by $191 thousand, or 7%, while interest expense increased by $101 thousand, or 11%. The yield on average earning assets for the three months ended June 30, 1998 was 8.44% compared to 8.40% in the prior year period. The increase in interest income was the result of growth in average earning assets and an improved mix of average earning assets. The yield on average deposits for the three months ended June 30, 1998 was 3.10% compared to 3.09% in the prior year period. The increase in interest expense reflects growth in average deposits, although favorable changes in the mix of deposits offset a portion of the gross increase in interest expense related to the increase in deposits.

Average earning assets for the three months ended June 30, 1998 increased by $8.2 million, or 6.7%, compared to the prior year quarter. Earning asset growth would have been $12.4 million, or 10.2%, without the investment in life insurance contracts discussed above under Changes in Financial Condition--Other Assets. Although the insurance contracts have a cash surrender value that increases based upon an annual earnings rate, the contracts are accounted for as other assets, and the earnings are recorded as a component of other noninterest income.

Loan yields were stable, while average loans increased by $10.2 million, or 17.9%, over the prior year. The increase in average loans outstanding increased loans as a percentage of earning assets to 52% compared to 47% in the prior year quarter. The increased mix of loans in earning assets offset the effect of declines in investment portfolio yields. The growth in average loans is attributed to persistent business development efforts on the part of the Bank's officers and employees in both existing and new-branch markets and favorable economic conditions that have stimulated mortgage demand and real estate activity.

Average deposits for the three months ended June 30, 1998 increased by $12.4 million, or 9.9%, compared to the prior year quarter. The mix of deposits shifted away from higher cost certificates of deposit to lower yielding noninterest bearing and interest bearing demand deposit accounts. Average certificates of deposit were 33% of average deposits compared to 34% in the prior year quarter. The impact of the changed deposit mix offset $109 thousand of the gross increase in interest expense that resulted from the increase in deposits. In addition, reductions in the interest rates paid on transaction accounts offset an additional $15 thousand in interest expense.

Provision for Loan Losses

The provision for loan losses increased by $10 thousand compared to the prior year quarter. General increases in the provision for loan losses have been partially offset by improvements in the credit quality of the loan portfolio. The allowance for loan losses is discussed above under Changes in Financial Condition.

Noninterest Income

Noninterest income increased by $40 thousand, or 10%, over the prior year quarter. Increased service charge income combined with income related to new investment in insurance contracts offset a decline in income from the sale and servicing of loans. Service charge income increased by $16 thousand, or 8%, as a result of increases in deposit accounts. Other noninterest income was $61 thousand compared to $17 thousand in the prior year due to $55 thousand in income from the investment in insurance contracts discussed above under Changes in Financial Condition--Other Assets.

Income from the sale and servicing of loans declined by $20 thousand, or 12%, compared to the prior year quarter. The decline resulted from a significant decline in the volume of SBA loan sales. SBA loan sales income for the quarter was $4 thousand compared to $103 thousand in the prior year. The decline appears to be a matter of timing as opposed to a real decline in volume. The pipeline of SBA loans in process is currently larger than in the prior year, and SBA loan sales volume for the third and fourth quarter is expected to be significantly higher than the second quarter. Income from the origination and sale of mortgage loans increased by $60 thousand, or 100%, over the prior year quarter. The increased mortgage income is attributable to declining interest rates, improving economic conditions, and business development efforts in the mortgage and construction lending area.

Noninterest Expenses

Noninterest expenses increased by $165 thousand, or 10%, compared to the prior year quarter. Approximately $114 thousand of the increase represented costs associated with a strategic growth initiative that was discontinued by the Company in May, 1998. Excluding those costs, noninterest expenses increased by 3%. Salaries and benefit expenses increased by $33 thousand, or 4%. A portion of the increase is related to a new loan production office in Folsom, California that was opened earlier in 1998. Staffing was also increased by three full-time equivalents in the mortgage department as a result of the increase in origination volume. Occupancy expense increased by $16 thousand, or 11%. The increase in occupancy expenses is principally the result of the new loan production office in Folsom, California. These costs were partially offset by increased rental income resulting from increased occupancy at Bank of Lodi's main office building in Lodi. Other noninterest expenses increased by $100 thousand, or 16%. Approximately $60 thousand of the increase was related to the strategic costs that were discussed earlier in this paragraph. Excluding those costs, other noninterest expense increased by 6.3% due to increased processing costs and other costs related to the growth in deposits as well as business development efforts.

Changes in Results of Operation - Six Months ended June 30, 1998
Summary of Earnings Performance

----------------------------------------------------- --------------------------------------------------

                                                              For the six months ended June 30:
                                                      --------------------------------------------------

                                                                          1998                     1997
                                                                          ----                     ----
Earnings (in thousands)                                                 $  411                      546

 ---------------------------------------------------- ------------------------- ------------------------

Basic earnings per share                                                $  .31                      .42

Diluted earnings per share                                              $  .30                      .41

Return on average assets                                                  0.55%                     .86%

Return on average equity                                                  6.31%                    9.12%

Dividend payout ratio                                                    33.33%                   24.39%

 ---------------------------------------------------- ------------------------- ------------------------

"Cash" earnings (in thousands) (1)                                      $  519                   $  687

Diluted "cash" earnings per share                                          .36                      .50

"Cash" return on average assets                                           0.69%                    1.08%

"Cash" return on average equity                                           7.97%                   11.50%
 ---------------------------------------------------- ------------------------- ------------------------

 Operating "cash" earnings (in thousands) (2)                           $  626                      687

 Diluted operating "cash" earnings per share                               .44                      .50

 Operating "cash" return on average assets                                0.83%                    1.08%

 Operating "cash" return on average equity                                9.61%                   11.50%
----------------------------------------------------- ------------------------- ------------------------
Average equity to average assets                                          8.69%                    9.52%
----------------------------------------------------- ------------------------- ------------------------

(1) "Cash" earnings represent earnings based upon generally accepted accounting principles plus the after-tax, non-cash effect on earnings of the amortization of intangible assets. Following the 1997 acquisition of three branches from Wells Fargo Bank, the "cash" earnings, return on assets, and return on equity are the most comparable to prior year numbers. They are also the more relevant performance measures for shareholders because they measure the Company's ability to support growth and pay dividends.
(2) Operating "Cash" earnings is computed by excluding the after-tax impact of significant elements of revenue or costs that obscure the operating results of core operations. Adjustments for the six months ended June 30, 1998 have been made to exclude from net income the preliminary costs of a strategic growth initiative for which the company ceased further pursuit in May, 1998.

Operating "Cash" earnings for the six months ended June 30, 1998 declined by $61 thousand, or 8.9% compared to the prior year period. Operating "Cash" earnings for the prior year period included a significant contribution to performance that was realized when several loans that had been charged off in prior periods were paid in full. The repayment of these loans resulted in the recognition of $445 thousand in recovered interest income and a negative provision for loan losses of $80 thousand. Excluding the after-tax impact of the recovered interest from operating "cash" earnings for the prior year, current year operating "cash" earnings were $197 thousand, or 46% higher, than the prior year period. Excluding the prior year recovery of interest income, net interest income for the current period increased by 18%, or $518 thousand, over the prior year period. Noninterest income increased by 23%, or $161 thousand, while noninterest expenses increased by 5%, or $179 thousand, before the costs associated with the strategic growth initiative discussed in footnote two of the above table.

Net Interest Income

Excluding the prior year recovery of interest, net interest income increased by $518 thousand, or 18%, relative to the prior year period. Net interest margin increased to 5.33% for the quarter compared to 5.23% in the prior year period, exclusive of the prior year recovery of interest. Interest income increased by $761 thousand, or 16%, excluding the prior year recovery of interest, while interest expense increased by $241 thousand, or 13%. The yield on average earning assets for the six months ended June 30, 1998 was 8.45% compared to 8.39% in the prior year period, exclusive of the prior year recovery of interest. The increase in interest income was the result of growth in average earning assets combined with the six basis point increase in earning asset yields. The yield on average deposits for the six months ended June 30, 1998 was 3.00% compared to 3.14% in the prior year period. The increase in interest expense reflects growth in average deposits, although favorable changes in the mix of deposits offset a portion of the gross increase in interest expense related to the increase in deposits.

Average earning assets for the six months ended June 30, 1998 increased by $17.5 million, or 15.4%, compared to the prior year period. A portion of the increase in average earning assets relative to the prior year period is attributable to the acquisition of three branches from Wells Fargo Bank on February 22, 1997. Deposits totaling $34 million were acquired with these branches and are only reflected in four out of the six months used to compute the average in the prior year. Excluding the impact of the initial acquisition of the branches, average earning assets would have increased by $6.2 million, or 5.2%. The gross earning asset growth would have been $19.6 million, or 17.3%, without the investment in life insurance contracts discussed above under Changes in Financial Condition--Other Assets. Although the insurance contracts have a cash surrender value that increases based upon an annual earnings rate, the contracts are accounted for as other assets, and the earnings are recorded as a component of other noninterest income.

Loan yields increased by 8 basis points, while average loans increased by $10.6 million, or 19.2%, over the prior year period. The increase in average loans outstanding increased loans as a percentage of earning assets to 50% compared to 49% in the prior year period. The increased mix of earning assets offset the effect of declines in investment portfolio yields. The growth in average loans was the result of persistent business development efforts on the part of the banks officers and employees in both existing and new-branch markets and favorable economic conditions that have stimulated mortgage demand and real estate activity.

Average deposits for the six months ended June 30, 1998 increased by $21.6 million, or 18.8%, compared to the prior year period. A portion of the increase in average deposits relative to the prior year period is attributable to the acquisition of three branches from Wells Fargo Bank on February 22, 1997. Deposits totaling $34 million were acquired with these branches and are only reflected in four out of the six months used to compute the average in the prior year. Excluding the impact of the initial acquisition of the branches, average deposits would have increased by $10.3 million, or 8.2%. The mix of deposits shifted away from higher cost certificates of deposit to noninterest bearing and lower yielding interest bearing demand deposit accounts. Average certificates of deposit were 33% of average deposits compared to 35% in the prior year quarter. The impact of the changed deposit mix offset $57 thousand of the gross increase in interest expense that resulted from the increase in deposits. In addition, reductions in the interest rates paid on transaction accounts offset an additional $41 thousand in interest expense.

Provision for Loan Losses

The provision for loan losses increased by $120 thousand compared to the negative $60 thousand recorded in the prior year period. The principal reason for the increase is the significant recoveries in the prior year period that led to the negative provision for that period. Total recoveries of loans charged off in previous years added $456 thousand to the allowance for loan losses during the prior year period compared to $43 thousand in the current year. Management's analysis of the allowance for loan losses as of March 31, 1997 indicated an overfunded condition, and $80 thousand of the reserve was credited to the provision for loan losses.

Noninterest Income

Noninterest income increased by $161 thousand, or 23%, over the prior year period. Service charge income increased by $62 thousand, or 16%, as a result of both the acquisition of three branches from Wells Fargo Bank on February 22, 1997 and increases in deposit accounts bankwide. Other noninterest income was $67 thousand compared to $27 thousand in the prior year due to $55 thousand in income from the investment in insurance contracts discussed above under Other Assets.

Income from the sale and servicing of loans increased by $59 thousand, or 21%, compared to the prior year period. The increase was dampened by a decline in SBA loan sales income. SBA loan sales income for the period declined by $68 thousand, or 57%, compared to the prior year period. The decline appears to be a matter of timing as opposed to a real decline in volume. The pipeline of SBA loans in process is currently larger than in the prior year, and SBA loan sales volume for the third and fourth quarter is expected to be significantly higher than the first half of the year. Income from the origination and sale of mortgage loans increased by $91 thousand, or 350%, over the prior year period. The increased mortgage income is attributable to declining interest rates, improving economic conditions, and business development efforts in the mortgage and construction lending area.

Noninterest Expenses

Noninterest expenses increased by $362 thousand, or 11%, compared to the prior year quarter. Approximately $184 thousand of the increase represents costs associated with a strategic growth initiative that was discontinued by the Company in May, 1998. Excluding those costs, noninterest expenses increased by 5.4%. Salaries and benefit expenses increased by $191 thousand, or 12%. A significant portion of the increase is attributable to the acquisition of three branches from Wells Fargo Bank on February 22, 1997. Some of the increase was also related to a new loan production office in Folsom, California that was opened earlier in 1998. Mortgage department staffing was also increased by three full-time equivalents relative to the prior year as a result of the increase in volumes. Occupancy expense increased by $46 thousand, or 17%. The increase in occupancy expenses is principally the result of three additional branch locations and the new loan production office in Folsom, California. These costs were partially offset by increased rental income resulting from increased occupancy at Bank of Lodi's main office building in Lodi. Other noninterest expenses increased by $66 thousand, or 5%. Approximately $72 thousand of this increase was related to the strategic costs that were discussed earlier in this paragraph. Excluding those costs, other noninterest expense declined by $5 thousand as reductions in intangible amortization offset increases related to the expanded branch network and account transaction volumes.


Basis of Presentation

First Financial Bancorp is the holding company for Bank of Lodi, N.A. and Western Auxiliary Corporation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three and six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the year ended December 31, 1998. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 1997 Annual Report to Shareholders.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While there are several varieties of market risk, the market risk material to the Company and the Bank is interest rate risk. Within the context of interest rate risk, market risk is the risk of loss due to changes in market interest rates that have an adverse effect on net interest income, earnings, capital or the fair value of financial instruments. Exposure to this type of risk is a regular part of a financial institution's operations. The fundamental activities of making loans, purchasing investment securities, and accepting deposits inherently involve exposure to interest rate risk. The Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. At and for the three and six months ended June 30, 1998, there were no material changes in the market risk profile of the Company or the Bank as described in the Company's 1997 Form 10-K.


PART II -- OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 2.           CHANGES IN SECURITIES

                  Not Applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

ITEM 5.           OTHER INFORMATION

                  Investment Services

                  On April 17, 1998, the Bank entered into an agreement with Investment Centers of America, Inc. (ICA) whereby ICA would provide stock, bond, mutual fund, annuity, and insurance services on-site at certain Bank branches. Under the agreement, ICA provides an investment representative and rents office space from the Bank, while the Bank pays for certain marketing and administrative costs related. The lease agreement is for a five year period, and the lease payment is based upon the transaction volume of the ICA office. ICA opened a sales office at the Bank's Lodi branch in May 1998.

                  Elk Grove Branch

                  On June 15, 1998, the Bank received approval from Office of the Comptroller of the Currency for a new branch in Elk Grove, California. The Bank has leased approximately 4,800 feet in the Elk Park Village shopping center in Elk Grove and is improving the space for use as a full service branch, including an ICA financial services sales office. The Bank expects to open the branch during the quarter ended September 30, 1998.

                  Western Auxiliary Corporation

                  On June 9, 1998 the Company incorporated Western Auxiliary Corporation (WAC). The Company expects to capitalize WAC as a wholly-owned subsidiary during the quarter ended September 30, 1998 with an initial capitalization of $10,000. WAC will earn fee income by acting as trustee on the Bank's trust deed transactions and will receive the necessary operational resources under an intercompany services agreement between the WAC, the Company, and the Bank.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)         Exhibits

 Exhibit
 Number

   11 Statement re computation of earnings per share is incorporated herein by reference to footnote 2 to the consolidated financial statements included in this report.

   27            Financial Data Schedule.


   (b)           Reports on Form 8-K

                 On July 31, 1998 the Company filed a Current Report on Form 8-K regarding earnings for the quarter ended June 30, 1998 and the declaration of a cash dividend of $.05 per share payable August 28, 1998 to shareholders of record on August 14, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                FIRST FINANCIAL BANCORP




Date August 7, 1998                             /s/     David M. Philipp
     --------------                             ----------------------------
                                                David M. Philipp
                                                Executive Vice-President
                                                Chief Financial Officer
                                                Corporate Secretary