Form 10-Q
period 1998-09-30
FIRST FINANCIAL BANCORP /CA/
filed 1998-11-13
CIK 729502

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                     For the period ended September 30, 1998

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

                                            [ X ] Yes         [   ] No

     As of September 30, 1998 there were 1,346,442 shares of Common Stock, no par value, outstanding.


================================================================================

                             FIRST FINANCIAL BANCORP

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

                                     PART I

Item 1.   Financial Statements ...........................................     1

Item 2.   Management's Discussion  and Analysis of Financial Condition and
          Results of Operations .......................................        7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk .....    14



                                     PART II

Item 1.   Legal Proceedings ..............................................    14

Item 2.   Changes in Securities ..........................................    14

Item 3.   Defaults Upon Senior Securities ................................    14

Item 4.   Submission of Matters to a Vote of Security Holders ............    14

Item 5.   Other Information ..............................................    15

Item 6.   Exhibits and Reports on Form 8-K ...............................    15

ITEM 1. FINANCIAL STATEMENTS

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       (in thousands except share amounts)
                                                                                      Sept. 30        Dec. 31
Assets                                                                                  1998           1997
                                                                                      --------       --------
Cash and due from banks                                                               $  6,700       $  7,183
Federal funds sold                                                                       3,700          4,900
Investment Securities:
     Held-to-maturity securities at amortized cost, market value of
         $1,754 and $1,785 at September 30, 1998 and Dec. 31, 1997,respectively
                                                                                         1,705          1,716
     Available-for-sale securities, at fair value                                       48,818         60,201
                                                                                      --------       --------
     Total investments                                                                  50,523         61,917

Loans                                                                                   81,917         63,541
Less allowance for loan losses (Note 3)                                                  1,375          1,313
                                                                                      --------       --------
  Net loans                                                                             80,542         62,228
Bank premises and equipment, net                                                         7,267          7,233
Accrued interest receivable                                                              1,277          1,473
Other assets (Note 4)                                                                    7,068          2,916
                                                                                      --------       --------
                                                                                      $157,077       $147,850
                                                                                      ========       ========
Liabilities and Stockholders' Equity

Liabilities:
    Deposits
       Noninterest bearing                                                            $ 19,160       $ 14,928
       Interest bearing                                                                123,688        118,963
                                                                                      --------       --------
          Total deposits                                                               142,848        133,891

    Accrued interest payable                                                               386            429
    Other liabilities                                                                      301            669
                                                                                      --------       --------
          Total liabilities                                                            143,535        134,989


Stockholders' equity:
    Common stock - no par value; authorized 9,000,000 shares, issued and
          outstanding in 1998 and 1997, 1,346,442 and 1,332,842 shares                   7,566          7,455
    Retained earnings                                                                    5,697          5,188
     Accumulated other comprehensive income (Note 1)                                       279            218
                                                                                      --------       --------
          Total stockholders' equity                                                    13,542         12,861
                                                                                      --------       --------
                                                                                      $157,077       $147,850
                                                                                      ========       ========

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                     (in thousands except per share amounts)
                                                             Three months ended Sept. 30    Nine months ended Sept. 30

                                                                 1998          1997          1998          1997
                                                               -------       -------       -------       -------
                                                            (Dollar amounts in thousands,  (Dollar amounts in thousands,
                                                               except per share amounts)    except per share amounts)
Interest income:
   Loans, including fees                                       $ 1,986       $ 1,591       $ 5,448       $ 4,919
   Investment securities:
            Taxable                                                790           908         2,515         2,407
            Exempt from Federal taxes                               64            56           181           202
   Federal funds sold                                               74            78           258           280
                                                               -------       -------       -------       -------
            Total interest income                                2,914         2,633         8,402         7,808
Interest expense:
   Deposit accounts                                              1,049           984         3,075         2,769
                                                               -------       -------       -------       -------
            Total interest expense                               1,049           984         3,075         2,769
                                                               -------       -------       -------       -------
            Net interest income                                  1,865         1,649         5,327         5,039
Provision for loan losses                                           60          --             120           (60)
                                                               -------       -------       -------       -------
            Net interest income after provision for loan         1,805         1,649         5,207         5,099
              losses
Noninterest income:
    Service charges                                                218           192           662           574
    Premiums and fees from SBA and mortgage operations             208           160           552           445
    Miscellaneous (Note 4)                                          64            15           131            42
                                                               -------       -------       -------       -------
            Total noninterest income                               490           367         1,345         1,061
Noninterest expense:
    Salaries and employee benefits                                 835           733         2,559         2,266
    Occupancy                                                      207           156           519           422
    Equipment                                                      126           115           397           327
    Other                                                          741           694         2,119         2,006
                                                               -------       -------       -------       -------
            Total noninterest expense                            1,909         1,698         5,594         5,021
                                                               -------       -------       -------       -------
            Income before provision for income taxes               386           318           958         1,139
Provision for income taxes                                          86           102           247           377
                                                               -------       -------       -------       -------
            Net income                                         $   300       $   216       $   711       $   762
            Unrealized gain on available for sale
                   securities, net of tax                          103           104            61            79
                                                               -------       -------       -------       -------
            Total comprehensive income                         $   403       $   320       $   772       $   841
                                                               =======       =======       =======       =======
Net income per share:
            Basic (Note 2)                                     $  0.22       $  0.16       $  0.53       $  0.58
                                                               =======       =======       =======       =======
            Diluted (Note 2)                                   $  0.21       $  0.15       $  0.50       $  0.55
                                                               =======       =======       =======       =======

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                           Nine Months Ended Sept. 30

                                                                                         1998            1997
                                                                                       --------        --------
Cash flows from operating activities:
Net income                                                                             $    711        $    762
     Adjustments  to  reconcile  net  income to net cash  provided  by (used in)
     operating activities:
          Increase (decrease) in loans held for sale                                        767          (1,559)
          Increase in deferred loan income                                                   94             147
          Provision for other real estate owned losses                                       16              70
          Depreciation and amortization                                                     783             787
          Provision for loan losses                                                         120             (60)
          Provision for deferred taxes                                                       (4)              2
          Decrease (increase) in accrued interest receivable                                196            (341)
          (Decrease) increase in accrued interest payable                                   (43)            137
          (Increase) decrease in other liabilities                                         (368)            238
          Increase in cash surrender value of life insurance                               (101)           --
          Decrease in other assets                                                         (284)           (320)
                                                                                       --------        --------
                  Net cash provided by (used in) operating activities                     1,887            (137)

Cash flows from investing activities:
    Proceeds from maturity of held-to-maturity securities                                    10              70
    Proceeds from maturity of available-for-sale securities                              15,486          13,474
    Proceeds from sale of available-for-sale securities                                    --            26,000
    Purchases of available-for-sale securities                                           (4,000)        (59,210)
    Net increase in loans made to customers                                             (19,295)         (7,510)
    Proceeds from the sale of other real estate                                              24             227
    Purchases of bank premises and equipment                                               (536)         (3,024)
    Purchase of cash surrender value life insurance                                      (4,125)           --
                                                                                       --------        --------

                  Net cash used in investing activities                                 (12,436)        (29,973)

Cash flows from financing activities:
    Net increase in deposits                                                              8,957          37,007
    Dividends paid                                                                         (202)           (198)
    Proceeds from issuance of common stock                                                  111             131
                                                                                       --------        --------
                  Net cash provided by financing activities                               8,866          36,940
                  Net (decrease) increase in cash and
                  cash equivalents                                                       (1,683)          6,830

Cash and cash equivalents at beginning of period                                         12,083           5,848
                                                                                       --------        --------
Cash and cash equivalents at end of period                                             $ 10,400        $ 12,678
                                                                                       ========        ========

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    September 30, 1998 and December 31, 1997

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

(2) Weighted Average Shares Outstanding

     Basic and diluted  earnings  per share for the three and nine months  ended
September 30, 1998 and 1997 were computed as follows:
                                                                         Income              Shares        Per-Share
         Three months ended September 30, 1998                         (numerator)       (denominator)       Amount
         ------------------------------------------------------------------------------------------------------------
         Basic earnings per share                                           $ 300,000           1,346,291      $ .22
         Effect of dilutive securities                                              -              83,929          -
                                                                    --------------------------------------
         Diluted earnings per share                                         $ 300,000           1,430,220      $ .21
                                                                    ======================================


                                                                         Income              Shares        Per-Share
         Nine months ended September 30, 1998                          (numerator)       (denominator)       Amount
         ------------------------------------------------------------------------------------------------------------
         Basic earnings per share                                           $ 711,000           1,339,127      $ .53
         Effect of dilutive securities                                              -              86,576          -
                                                                    --------------------------------------
         Diluted earnings per share                                         $ 711,000           1,425,683      $ .50
                                                                    ======================================


                                                                         Income              Shares        Per-Share
         Three months ended September 30, 1997                         (numerator)       (denominator)       Amount
         -----------------------------------------------------------------------------------------------------------
         Basic earnings per share                                           $ 216,000           1,329,864      $ .16
         Effect of dilutive securities                                              -              73,894          -
                                                                    --------------------------------------
         Diluted earnings per share                                         $ 216,000           1,403,758      $ .15
                                                                    ======================================


                                                                         Income              Shares        Per-Share
         Nine months ended September 30, 1997                          (numerator)       (denominator)       Amount
         ------------------------------------------------------------------------------------------------------------
         Basic earnings per share                                           $ 762,000           1,320,250      $ .58
         Effect of dilutive securities                                              -              65,221          -
                                                                    --------------------------------------
         Diluted earnings per share                                         $ 762,000           1,385,472      $ .55
                                                                    ======================================

(3) Allowance for Loan Losses
                                                                      9/30/98            12/31/97
                                                                   -----------         ----------
         Balance at beginning of period                            $ 1,313,000          1,207,000

            Loans charged off                                         (122,000)          (290,000)
            Recoveries                                                  64,000            456,000
            Provisions charged to operations                           120,000            (60,000)
                                                                   -----------         ----------

         Balance at end of period                                  $ 1,375,000          1,313,000
                                                                   ===========          =========


(4) Other Assets

    Other assets includes the cash surrender value of life insurance of $4,226,000 at September 30, 1998. The cash surrender value of life insurance consists primarily of the Bank's contractual rights under single-premium life insurance policies written on the lives of certain officers and the directors of the Company and the Bank. The policies were purchased in order to indirectly offset anticipated costs of certain benefits payable upon the retirement, and the death or disability of the directors and officers pursuant to deferred compensation agreements. The cash surrender value accumulates tax-free based upon each policy's crediting rate which is adjusted by the insurance company on an annual basis.

(5) Supplemental Compensation Plans

    Effective April 3, 1998 the Company and the Bank entered into nonqualified supplemental compensation agreements with all of the directors and certain executive officers for the provision of differing death, disability and post-employment/retirement benefits. The agreement with directors includes elective provisions for service as a director emeritus following termination of service as a member of the Bank's Board of Directors. Directors who elect to serve as a director emeritus receive certain benefits during such period of service in addition to benefits applicable to all directors which commence upon expiration of the three year emeritus period. The Company will accrue for the compensation based on anticipated years of service and the vesting schedule provided in the agreements. The executive officer program is a defined contribution program whereby the benefit accruals under the plan are the amount by which, if any, the increase in cash surrender value of the related insurance policies exceeds a predetermined profitability index. At September 30, 1998, accrued compensation under these plans was $16,000.

(6) Western Auxiliary Corporation

    On June 9,  1998 the  Company  incorporated  Western  Auxiliary  Corporation
    (WAC). The Company capitalized WAC as a wholly-owned subsidiary during the quarter ended September 30, 1998 with an initial capitalization of $10,000. WAC earns fee income by acting as trustee on the Bank's trust deed transactions and receives the necessary operational resources under an intercompany services agreement between WAC and the Bank.

(7) Prospective Accounting Pronouncements

    Accounting for Derivative Instruments and Hedging Activity

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as
    (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge) or (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge). SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company adopted the Statement beginning October 1, 1998. Management does not expect that adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial statements.

    Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

    In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Management does not expect that adoption of SFAS No. 134 will have a material impact on the Company's consolidated financial statements.

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

    Reporting on the Costs of Start-Up Activities

    In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company expects to adopt the Statement beginning January 1, 1999. Management does not expect that adoption of SOP 98-5 will have a material impact on the Company's consolidated financial statements.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATION

Cautionary Statement for the Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

The Company is including the following cautionary statement to take advantage of the "Safe Harbor" provisions of the Private Securities Litigation Reform act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company.

Where any such forward-looking statement includes a statement of the assumptions of bases underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieve or accomplished.

Taking into account the foregoing, such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; general economic conditions, either nationally or regionally becoming less favorable than expected and resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; changes in business conditions; volatility of rate sensitive deposits; operational risks, including data processing system failures or fraud; asset/liability matching risks and liquidity risks; and changes in the securities markets.

In addition, the dates on which the Company believes the Year 2000 project will be completed are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 Project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of trained personnel, ability to locate and correct all computer related issues, timely responses to and corrections by third-parties and suppliers, the availability to implement interfaces between new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issues that may affect its operations and business, or expose it to third-party liability.

The following discussion addresses information pertaining to the financial condition and results of operations of the Company that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 1 through 6, as well as other information presented throughout this report.

Changes in Financial Condition

Consolidated total assets at September 30, 1998 were $9.2 million above the comparable level at December 31, 1997. The 6% increase in assets was due primarily to an increase in deposits of $9.0 million, or 7%. Noninterest bearing deposits grew by 28%. Growth of 4% in interest bearing deposits occurred in core NOW account deposits and certificates of deposit. The company experienced a 1% increase in deposits during the first quarter that ran contrary to historical trends which reflect a seasonal decline in deposits during the first quarter that is typically associated with the local agricultural industry. Deposits grew an additional 5% subsequent to the first quarter. Although management cannot determine with certainty why a seasonal decline in deposits has not occurred, the unseasonably wet weather during the first quarter impacted local agriculture and may have impacted deposit flows. Nothwithstanding seasonal trends, monthly deposit account growth has ranged between 5% and 12% through September 30, 1998 and has impacted deposit growth favorably.

The loan portfolio increased by 29%, or $18.4 million, from December 31, 1997 to September 30, 1998. The increase reflects the success of officer calling disciplines within the Bank's business development program as well as economic improvement in the Bank's market area. The real estate, construction, SBA and commercial loan portfolios increased by 43%, 65%, 59%, and 15%, respectively. From a geographic perspective, the fastest loan portfolio growth rate has occurred in the markets of Galt, Plymouth, and San Andreas, California that the Bank began to serve in February, 1997 after acquiring the local branches from Wells Fargo Bank, and Folsom, where a loan production office was restaffed in June of 1998. Since December 31, 1997, the loan portfolios of these offices have increased by 98%.

The allowance for loan losses at September 30, 1998 is in excess of the December 31, 1997 allowance by $62 thousand, or 5%. Nonperforming loans declined by $123 thousand, to $282 thousand from December 31, 1997 to September 30, 1998, and the allowance for loan losses to nonperforming loan coverage ratio increased to 4.89 times from 3.24 times. Total portfolio delinquency at September 30, 1998 was
 .67%, compared to 1.09% at December 31, 1997. Management believes that the allowance for loan losses at September 30, 1998 is adequate. The following tables depict activity in the allowance for loan losses and allocation of reserves for and at the nine and twelve months ended September 30, 1998 and December 31, 1997, respectively:

Analysis of the Allowance for Loan Losses

                                                                     9/30/98           12/31/97
                                                                     -------           --------

Balance at beginning of period                                       $ 1,313              1,207
Charge-offs:
   Commercial                                                             66                249
   Real estate                                                            25                 --
   Consumer                                                               31                 41
                                                                     -------              -----
   Total charge-offs                                                     122                290
Recoveries:
   Commercial                                                             46                434
   Real estate                                                            --                 --
   Consumer                                                               18                 22
                                                                     -------              -----
   Total recoveries                                                       64                456
                                                                     -------              -----
Net charge-offs                                                           58              (166)
additions/(reductions) charged to/(credited to) operations               120               (60)
                                                                     -------              -----
Balance at end of period                                             $ 1,375              1,313
                                                                     =======              =====

Allocation of the Allowance for Loan Losses
                                     9/30/98        9/30/98             12/31/97        12/31/97
           Loan Category              Amount       % of Loans             Amount       % of Loans
           -------------           ---------       ----------             ------       ----------
Commercial                         $     203         56.71%                  309          60.95%
Real Estate                              146         40.78%                  192          37.87%
Consumer                                   9          2.51%                    6           1.18%
Unallocated                            1,017            N/A                  806             N/A
                                    --------        -------              -------         -------
                                   $   1,375        100.00%                1,313         100.00%
                                   =========        =======              =======         =======

Other Assets

Other assets increased by $4.2 million, or 142%, from December 31, 1997 to September 30, 1998. During the second quarter of 1998, the Bank's Board of Directors adopted a director emeritus program and a supplemental retirement compensation program for certain executive officers. Similar programs have been endorsed by the California Bankers Association and the American Bankers Association and have been implemented at financial institutions throughout California and the United States. The nature of these programs enable the Bank to fund the related financial obligations in a cost-effective manner through investments in life insurance. Accordingly, the Bank invested $4.2 million in single-premium life insurance contracts written on the lives of the plan participants. The contracts provide for a cash surrender value to the Bank that increases each year based upon a crediting rate that is adjusted annually. The increase in cash surrender value is recognized on a tax-free basis because the Bank's intent is to carry the policies until the death of the insured individuals. The tax-equivalent yield on the insurance investment provides for an incremental return over alternative investment securities that both improves profitability and ultimately provides the funds necessary to settle the financial obligations under the emeritus and retirement programs. Under the supplemental retirement program for certain executive officers, retirement benefits are credited annually only after a pre-determined profitability target for the insurance investment is met.

Investment Securities

The growth in the loan portfolio and other assets was funded by maturities of investment securities in addition to the deposit growth discussed above. Investment securities declined by $11.4 million, or 18%, from December 31, 1997 to September 30, 1998. The decline represents maturities of approximately $15 million net of investment purchases of $4.0 million. Some of the maturities represent callable agency securities that were called by the issuer. At September 30, 1998, the bank held approximately $14.5 million in callable agency securities with an average maturity, months to first call, and average yield of 9 years, 6 months, and 6.99%, respectively.

Equity

Consolidated equity increased by $681 thousand from December 31, 1997 to September 30, 1998. Consolidated equity represented 8.6% and 8.7% of consolidated assets at September 30, 1998 and December 31, 1997, respectively. Stock option exercises during the nine months ended September 30, 1998 increased equity by $111 thousand. The increase in equity from earnings of $711 thousand for the nine months ended September 30, 1998 exceeded reductions from dividend payments of $202 thousand. Equity also increased by $61 thousand due to the after-tax market value appreciation of the available-for-sale portion of the investment securities portfolio. The increase in the investment security portfolio's market value reflects the decline in the level market interest rates at September 30, 1998 compared to December 31, 1997.

The total risk-based capital ratio for the Company's wholly owned subsidiary, Bank of Lodi was 11.60% at September 30, 1998 compared to 12.95% at December 31, 1997. The decline in the total risk-based capital ratio is largely a function of the increase in loan volume. Loans carry a risk weight of 100% compared to an average risk-weight of 20% for the funds used to make loans. For each dollar in new loans, risk-weighted assets increase by eighty cents. The Bank's leverage capital ratio was 7.15% at September 30, 1998 versus 7.11% at December 31, 1997. The capital ratios are in excess of the regulatory minimums for a well-capitalized bank.

Year 2000

The potential impact of the Year 2000 compliance issue on the financial services industry could be material, as virtually every aspect of the industry and processing of transactions will be affected. Due to the size of the task facing the financial services industry and the interdependent nature of its transactions, the Company may be adversely affected by this problem, depending on whether it and the entities with which it does business address this issue successfully. The impact of Year 2000 issues on the Company will depend not only on corrective actions that the Company takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Company, or whose financial condition or operational capability is important to the Company.

The Company's State of Readiness

The Company engages the services of third-party software vendors and service providers for substantially all of its electronic data processing. Thus, the focus of the Company is to monitor the progress of its primary software providers toward Year 2000 compliance and prepare to test future-data sensitive data of the Company in simulated processing.

The Company's Year 2000 compliance program has been divided into phases, all of them common to all sections of the process: (1) inventorying date-sensitive information technology and other business systems; (2) assigning priorities to identified items and assessing the efforts required for Year 2000 compliance of those determined to be material to the Company; (3) upgrading or replacing material items that are determined not to be Year 2000 compliant and testing material items; (4) assessing the status of third party risks; and (5) designing and implementing contingency and business continuation plans.

As part of the on-going supervision of the banking industry, bank regulatory agencies are continuously surveying the Company's progression and results of each one of these phases.

In the first phase, the Company conducted a thorough evaluation of current information technology systems, software and embedded technologies, resulting in the identification of 21 Mission Critical Systems that could be affected by Year 2000 issues. Non-information technology systems such as climate control systems, elevators and vault security equipment, were also surveyed. This stage of the Year 2000 process is complete.

In phase two of the process, results from the inventory were assessed to determine the Year 2000 impact and what actions were required to obtain Year 2000 compliance. For the Company's mission-critical systems, actions needed consist principally of upgrades to application versions that vendors have tested for Year 2000 compliance. The Bank's core information system is The Phoenix Banking System (PBS) from Phoenix International Ltd., which was developed in the early 1990's. The Bank converted to PBS in 1996. PBS was developed with an eight-digit date field. Phoenix International Ltd. has completed year 2000 testing on version 2.01 of PBS. No code changes to PBS were necessary to complete those tests.

The third phase includes the upgrading, replacement and/or retirement of systems, and testing. This stage of the Year 2000 process is ongoing and is scheduled to be substantially completed for mission critical systems by December 31, 1998. The Company and the Bank plan to upgrade to version 2.01 of PBS during the fourth quarter of 1998 and complete on-site testing by December 31, 1998. The Company estimates that it is on schedule to be substantially complete with testing of mission-critical systems by December 31, 1998. Each of the upgrades, to the extent economically feasible, is run through a test environment before it is implemented. It is also tested to see how well it integrates with the Company's overall data processing environment. Final "future-date" testing of system upgrades and replacements is scheduled to be completed by the end of the first quarter of 1999.

The fourth phase, assessing third party risks, includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, as well as other material relationship with third parties, including various exchanges, clearing houses, other banks, telecommunication companies and public utilities. This evaluation includes communicating with the third parties about their plans and progress in addressing Year 2000 issues. Detailed evaluations of the most critical third parties have been initiated. These evaluations will be followed with contingency plans, which are ongoing and scheduled to be completed in the second quarter of 1999, with follow up reviews scheduled through the remainder of 1999.

Contingency Plan

The final phase of the Company's Year 2000 compliance program relates to contingency plans. The Company maintains contingency plans in the normal course of business designed to be deployed in the event of various potential business interruptions. These plans have been expanded to address Year 2000-specific interruptions such as power and telecommunication infrastructure failures, and will continue to be supplemented if and when the results of systems integration testing identify additional business functions at risk. The Company is defining core business processes that are dependent upon mission-critical systems and reviewing the business impact on those processes from the failure of mission critical systems in order to develop specific business resumption contingency plans.

Costs

As the Company relies upon third-party software vendors and service providers for substantially all of its electronic data processing, the primary cost of the Year 2000 Project has been and will continue to be the reallocation of internal resources and, therefore, does not represent incremental expense to the Company. Management estimates that the incremental cost of mitigating Year 2000 risk exclusive of management time that has been redirected to focus on this matter will be approximately $50 thousand.

Risks

Failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. The Company believes that, with the implementation of upgraded business systems and completion of the Year 2000 Project as scheduled, the possibility of significant interruptions of normal operations due to the failure of those systems will be reduced. However, the Company is also dependent upon the power and telecommunications infrastructure within the United States, and processes large volumes of transactions through various clearing houses and correspondent banks. The most reasonably likely worst case scenario would be that the Company may experience disruption in its operations if any of these third-party suppliers reported a system failure. Although the Company's Year 2000 Project will reduce the level of uncertainty about the compliance and readiness of its material third-party providers, due to the general uncertainty over Year 2000 readiness of these third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact.

Readers are cautioned that forward-looking statements contained in this section should be read in conjunction with the Company's disclosures under the heading "Cautionary Statement for the Purposes for the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995."

Changes in Results of Operation - Three Months ended September 30, 1998
Summary of Earnings Performance

------------------------------------------------------------------------------------------------------

                                                         For the three months ended September 30:
                                                     -------------------------------------------------

                                                                         1998                    1997
                                                                         ----                    ----
Net income (in thousands)                                                $   300                     216

---------------------------------------------------------------------------------------------------------

Basic net income per share                                               $   .22                     .16

Diluted net income per share                                                 .21                     .15

Return on average assets                                                    0.78%                   0.61%

Return on average equity                                                    9.00%                   6.90%

Dividend payout ratio                                                      23.81%                  33.33%

---------------------------------------------------------------------------------------------------------

"Cash" net income (in thousands) (1)                                      $  354                     286

Diluted "cash" net income per share                                          .25                     .20

"Cash" return on average assets                                             0.92%                    .81%

"Cash" return on average equity                                            10.62%                   9.20%
---------------------------------------------------------------------------------------------------------

Operating "cash" net income (in thousands) (2)                            $  354                     286

Diluted operating "cash" net income per share                                .25                     .20

Operating "cash" return on average assets                                   0.92%                   0.81%

Operating "cash" return on average equity                                  10.62%                   9.20%
---------------------------------------------------------------------------------------------------------

Average equity to average assets                                            8.67%                   8.84%
---------------------------------------------------------------------------------------------------------

(1) "Cash" net income represent net income based upon generally accepted accounting principles plus the after-tax, non-cash effect on earnings of the amortization of intangible assets. Following the 1997 acquisition of three branches from Wells Fargo Bank, the "cash" earnings, return on assets, and return on equity are the most comparable to prior year numbers. They are also the more relevant performance measures for shareholders because they measure the Company's ability to support growth and pay dividends.
(2) Operating "Cash" net income is computed by excluding the after-tax impact of significant elements of revenue or costs that obscure the operating results of core operations. There were no adjustments for operating cash earnings for the third quarter of 1998.

Net income for the quarter increased by 39% compared to the prior year quarter. Net interest income increased by 13%, or $216 thousand. Noninterest income increased by 34%, or $123 thousand, while noninterest expenses increased by 12%, or $211 thousand. Based upon the earnings for the three months ended September 30, 1998, the Company's board of directors declared a cash dividend of $.05 per share payable November 27, 1998 to shareholders of record on November 13, 1998.

Net Interest Income

Net interest income increased by $216 thousand, or 13%, relative to the comparable prior year quarter. Net interest margin increased to 5.47% for the quarter compared to 5.31% in the prior year quarter. Interest income increased by $281 thousand, or 11%, while interest expense increased by $65 thousand, or 7%. The yield on average earning assets for the three months ended September 30, 1998 was 8.74% compared to 8.66% in the prior year period. The increase in interest income was the result of growth in average earning assets and an improved mix of average earning assets. The yield on average deposits for the three months ended September 30, 1998 was 2.93% compared to 3.08% in the prior year period. The increase in interest expense reflects growth in average deposits, although favorable changes in the mix of deposits and cost of funds reductions for transaction accounts offset a portion of the gross increase in interest expense related to the increase in deposits.

Average earning assets for the three months ended September 30, 1998 increased by $11.9 million, or 9.6%, compared to the prior year quarter. Earning asset growth would have been $16 million, or 13%, without the investment in life insurance contracts discussed above under Changes in Financial Condition. Although the insurance contracts have a cash surrender value that increases based upon an annual earnings rate, the contracts are accounted for as other assets, and the earnings are recorded as a component of other noninterest income.

Loan yields declined by 10 basis points, while average loans increased by $15.8 million, or 26%, over the prior year. The increase in average loans outstanding increased loans as a percentage of earning assets to 56% compared to 49% in the prior year quarter. The increased mix of loans in earning assets offset the effect of declines in investment portfolio yields, which declined by 37 basis points. The growth in average loans was the result of persistent business development efforts on the part of the banks officers and employees in both existing and new-branch markets and favorable economic conditions that have stimulated mortgage demand and real estate activity.

Average deposits for the three months ended September 30, 1998 increased by $15 million, or 11.8%, compared to the prior year quarter. Average noninterest bearing deposits increased to 12% of average deposits from 11%. Average certificates of deposit were 34% of average deposits compared to 33% in the prior year quarter. The impact of the changed deposit mix offset $123 thousand of the gross increase in interest expense that resulted from the increase in deposits. In addition, reductions in deposit interest rates offset an additional $42 thousand in interest expense.

Provision for Loan Losses

The provision for loan losses increased by $60 thousand compared to the prior year quarter. The growth in the provision is attributable to general loss reserves that have been established in connection with loan portfolio growth. The allowance for loan losses is discussed above under Changes in Financial Condition.

Noninterest Income

Noninterest income increased by $123 thousand, or 34%, over the prior year quarter. Increased service charge income combined with income related to new investment in insurance contracts combined with an increase in income from the sale and servicing of loans. Service charge income increased by $26 thousand, or 13%, as a result of increases in deposit accounts. Other noninterest income was $64 thousand compared to $15 thousand in the prior year due primarily to $57 thousand in income from the increase in the cash surrender value of insurance contracts discussed above under Other Assets.

Income from the sale and servicing of loans increased by $48 thousand, or 30%, compared to the prior year quarter. The increased mortgage income is attributable to declining interest rates, improving economic conditions, and business development efforts in the mortgage and construction lending area. The increase resulted from an increase in income from the sale and servicing of mortgage loans. Mortgage income for the quarter was 73% higher than in the prior year. SBA loan sales income for the quarter increased by $17 thousand, or 27%. The pipeline of SBA loans in process is currently larger than in the prior year, however; the departments production cycle has extended due to an increase in loans involving new construction which take longer to fully fund.

Noninterest Expenses

Noninterest expenses increased by $211 thousand, or 12%, compared to the prior year quarter. Salaries and benefit expenses increased by $102 thousand, or 14%. Approximately $27 thousand of the increase is related to new offices in Elk Grove and Folsom, CA. Staffing was also increased by three full-time equivalents in the mortgage department as a result of the increase in origination volume. Excluding the new offices and the staffing change in the mortgage area, salaries and benefits increased by $48 thousand, or 5.5%. Occupancy expense increased by $51 thousand, or 33%, due primarily to the occupancy costs for the new office locations. Occupancy increases were partially offset by increased rental income resulting from increased occupancy at Bank of Lodi's main office building in Lodi. Other noninterest expenses increased by $47 thousand, or 7%, and reflect both expenses at new office locations as well as costs associated with the business development efforts and deposit account growth.

Changes in Results of Operation - Nine Months ended September 30, 1998

Summary of Earnings Performance
------------------------------------------------------------------------------------------------------

                                                          For the nine months ended September 30:
                                                     -------------------------------------------------

                                                                         1998                   1997
                                                                         ----                   ----
Net income (in thousands)                                                $  711                    762

-------------------------------------------------------------------------------------------------------

Basic net income per share                                               $  .53                    .58

Diluted net income per share                                             $  .50                    .55

Return on average assets                                                   0.62%                   .77%

Return on average equity                                                   7.18%                  8.30%

Dividend payout ratio                                                     30.00%                 27.27%

-------------------------------------------------------------------------------------------------------

"Cash" net income (in thousands) (1)                                       $873                   $971

Diluted "cash" net income per share                                         .61                    .70

"Cash" return on average assets                                            0.76%                   .98%

"Cash" return on average equity                                            8.82%                 10.50%
-------------------------------------------------------------------------------------------------------

Operating "cash" net income (in thousands) (2)                             $980                    971

Diluted operating "cash" net income per share                               .69                    .70

Operating "cash" return on average assets                                  0.85%                   .98%

Operating "cash" return on average equity                                  9.90%                 10.50%
-------------------------------------------------------------------------------------------------------

Average equity to average assets                                           8.63%                  9.28%
-------------------------------------------------------------------------------------------------------

(1) "Cash" net income represent net income based upon generally accepted accounting principles plus the after-tax, non-cash effect on earnings of the amortization of intangible assets. Following the 1997 acquisition of three branches from Wells Fargo Bank, the "cash" earnings, return on assets, and return on equity are the most comparable to prior year numbers. They are also the more relevant performance measures for shareholders because they measure the Company's ability to support growth and pay dividends.
(2) Operating "Cash" net income is computed by excluding the after-tax impact of significant elements of revenue or costs that obscure the operating results of core operations. Adjustments for the nine months ended September 30, 1998 have been made to exclude from net income the preliminary costs of a strategic growth initiative for which the company ceased further pursuit in May, 1998.

Net income declined by $51 thousand, or 7%, compared to the prior year period. Operating "Cash" earnings for the nine months ended September 30, 1998 increased by $9 thousand, or 1% compared to the prior year period. Operating "Cash" earnings for the prior year period included a significant contribution to performance that was realized when several loans that had been charged off in prior periods were paid in full. The repayment of these loans resulted in the recognition of $445 thousand in recovered interest income and a negative provision for loan losses of $80 thousand. Excluding the after-tax impact of the recovered interest from operating "cash" earnings for the prior year, current year operating "cash" earnings would have exceeded the comparable prior year amount by $267 thousand, or 37%. Excluding the prior year recovery of interest income, net interest income for the current period increased by 15%, or $733 thousand, over the prior year period. Noninterest income increased by 22%, or $239 thousand, while noninterest expenses increased by 7%, or $344 thousand, before the costs associated with the strategic growth initiative discussed in footnote two of the above table.

Net Interest Income

Excluding the prior year recovery of interest, net interest income increased by $733 thousand, or 15%, relative to the prior year period. Net interest margin increased to 5.42% for the quarter compared to 5.26% in the prior year period, exclusive of the prior year recovery of interest. Interest income increased by $1,039 thousand, or 14%, excluding the prior year recovery of interest, while interest expense increased by $306 thousand, or 11%. The yield on average earning assets for the nine months ended September 30, 1998 was 8.55% compared to 8.42% in the prior year period, exclusive of the prior year recovery of interest. The increase in interest income was the result of growth in average earning assets combined with the 13 basis point increase in earning asset yields. The yield on average deposits for the nine months ended September 30, 1998 was 2.98% compared to 3.12% in the prior year period. The increase in interest expense reflects growth in average deposits, although favorable changes in the mix of deposits offset a portion of the gross increase in interest expense related to the increase in deposits.

Average earning assets for the nine months ended September 30, 1998 increased by $14.5 million, or 12.4%, compared to the prior year period. A portion of the increase in average earning assets relative to the prior year period is attributable to the acquisition of three branches from Wells Fargo Bank on February 22, 1997. Deposits totaling $34 million were acquired with these branches and are only reflected in seven out of the nine months used to compute the average in the prior year. Excluding the impact of the initial acquisition of the branches, average earning assets would have increased by $7 million, or 6%. The gross earning asset growth would have been $17.3 million, or 14.8%, without the investment in life insurance contracts discussed above under Changes in Financial Condition. Although the insurance contracts have a cash surrender value that increases based upon an annual earnings rate, the contracts are accounted for as other assets, and the earnings are recorded as a component of other noninterest income.

Loan yields declined by 4 basis points, while average loans increased by $12.6 million, or 22.2%, over the prior year period. The increase in average loans outstanding increased loans as a percentage of earning assets to 53% compared to 49% in the prior year period. The increased mix of loans as a percentage of earning assets offset the effect of declines in loan and investment portfolio yields. The growth in average loans was the result of persistent business development efforts on the part of the banks officers and employees in both existing and new-branch markets and favorable economic conditions that have stimulated mortgage demand and real estate activity.

Average deposits for the nine months ended September 30, 1998 increased by $19.2 million, or 16.2%, compared to the prior year period. A portion of the increase in average deposits relative to the prior year period is attributable to the acquisition of three branches from Wells Fargo Bank on February 22, 1997. Deposits totaling $34 million were acquired with these branches and are only reflected in seven out of the nine months used to compute the average in the prior year. Excluding the impact of the initial acquisition of the branches, average deposits would have increased by $11.6 million, or 9.2%. The mix of deposits shifted away from higher cost certificates of deposit to lower yielding noninterest bearing and interest bearing demand deposit accounts. Average certificates of deposit were 33% of average deposits compared to 347% in the prior year quarter. The impact of the changed deposit mix offset $65 thousand of the gross increase in interest expense that resulted from the increase in deposits. In addition, reductions in the interest rates paid on transaction accounts offset an additional $76 thousand in interest expense.

Provision for Loan Losses

The provision for loan losses is $120 thousand in the current period compared to the negative $60 thousand recorded in the prior year period. The principal reasons for the increase are the significant recoveries in the prior year period that led to the negative provision in the prior year combined with general reserves established in the current year in connection with the growth in the loan portfolio. Total recoveries of loans charged off in previous year added $456 thousand to the allowance for loan losses during the prior year period compared to $64 thousand in the current year.

Noninterest Income

Noninterest income increased by $284 thousand, or 27%, over the prior year period. Service charge income increased by $88 thousand, or 15%, as a result of both the acquisition of three branches from Wells Fargo Bank on February 22, 1997 and increases in deposit accounts bankwide. Other noninterest income was $131 thousand compared to $42 thousand in the prior year due to $112 thousand in income from the investment in insurance contracts discussed above under Other Assets.



Income from the sale and servicing of loans increased by $107 thousand, or 24%, compared to the prior year period. The increase was dampened by a decline in SBA loan sales income. SBA loan sales income for the period declined by $51 thousand, or 22%, compared to the prior year period. Income from the origination and sale of mortgage loans increased by $111 thousand, or 208%, over the prior year period. The increased mortgage income is attributable to declining interest rates, improving economic conditions, and business development efforts in the mortgage and construction lending area.

Noninterest Expenses

Noninterest expenses increased by $573 thousand, or 11%, compared to the prior year quarter. Approximately $184 thousand of the increase represents costs associated with a strategic growth initiative that was discontinued by the company in May, 1998. Excluding those costs, noninterest expenses increased by 7.5%. Salaries and benefit expenses increased by $293 thousand, or 13%. A significant portion of the increase is attributable to the acquisition of three branches from Wells Fargo Bank on February 22, 1997. Some of the increase was also related to a new loan production office in Folsom, California that was opened earlier in 1998. Mortgage department staffing was also increased by three full-time equivalents relative to the prior year as a result of the increase in mortgage loan volume. Occupancy expense increased by $97 thousand, or 23%. The increase in occupancy expenses is principally the result of four additional branch locations and the new loan production office in Folsom, California. These costs were partially offset by increased rental income resulting from increased occupancy at Bank of Lodi's main office building in Lodi. Other noninterest expenses increased by $113 thousand, or 6%. Approximately $72 thousand of this increase was related to the strategic costs that were discussed earlier in this paragraph. Excluding those costs, other noninterest expense increased by $41 thousand due to the expanded branch network, increased business development, and deposit account transaction volumes.


Basis of Presentation

First Financial Bancorp is the holding company for Bank of Lodi, N.A. and Western Auxiliary Corporation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the year ended December 31, 1998. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 1997 Annual Report to Shareholders.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While there are several varieties of market risk, the market risk material to the Company and the Bank is interest rate risk. Within the context of interest rate risk, market risk is the risk of loss due to changes in market interest rates that have an adverse effect on net interest income, earnings, capital or the fair value of financial instruments. Exposure to this type of risk is a regular part of a financial institution's operations. The fundamental activities of making loans, purchasing investment securities, and accepting deposits inherently involve exposure to interest rate risk. The Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. As of and for the three and nine months ended September 30, 1998, there were no material changes in the market risk profile of the Company or the Bank as described in the Company's 1997 Form 10-K.




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

    3(b) Bylaws, as amended, filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the period ended December 31, 1997, is hereby incorporated by reference.

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

    10(b) Amendment to First Financial Bancorp 1991 Director Stock Option Plan, filed as Exhibit 4.3 to the Company's Post-Effective Amendment No. 1 to Form S-8 Registration Statement (Registration No. 33-40954), filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995, is hereby incorporated by reference.

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

    10(f) Bank of Lodi Incentive Compensation Plan, filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, is hereby incorporated by reference.

    10(g)        First  Financial  Bancorp 401(k) Profit Sharing Plan,  filed as
                 Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, is hereby incorporated by reference.

    10(h) Employment Agreement dated as of September 30, 1998, between First Financial Bancorp and Leon J. Zimmerman.

    10(i) Employment Agreement dated as of September 30, 1998, between First Financial Bancorp and David M. Philipp.

    10(j) Executive Supplemental Compensation Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and Leon J. Zimmerman.

    10(k) Executive Supplemental Compensation Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and David M. Philipp.

    10(l) Life Insurance Endorsement Method Split Dollar Plan Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and Leon J. Zimmerman.

    10(m) Life Insurance Endorsement Method Split Dollar Plan Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and David M. Philipp.

    10(n) Form of Director Supplemental Compensation Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Benjamin R. Goehring, Michael D. Ramsey, Weldon D. Schumacher and Dennis R. Swanson.

    10(o) Form of Life Insurance Endorsement Method Split Dollar Plan Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Benjamin R. Goehring, Michael D. Ramsey, Weldon D. Schumacher and Dennis R. Swanson.

    10(p) Form of Director Supplemental Compensation Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Angelo J. Anagnos, Raymond H. Coldani, Bozant Katzakian and Frank M. Sasaki.

    10(q) Form of Life Insurance Endorsement Method Split Dollar Plan Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Angelo J. Anagnos, Raymond H. Coldani, Bozant Katzakian and Frank M. Sasaki.

    11 Statement re computation of earnings per share is incorporated herein by reference to Footnote 2 to the consolidated financial statements included in this report.

    27           Financial Data Schedule.


      (b)        Reports on Form 8-K

                 On October 30, 1998 the Company filed a Current Report on Form 8-K regarding earnings for the quarter ended September 30, 1998 and the declaration of a cash dividend of $.05 per share payable November 27, 1998 to shareholders of record on November 13, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       FIRST FINANCIAL BANCORP




Date: November 13, 1998                                /s/     David M. Philipp
      ----------------                                 ------------------------
                                                       David M. Philipp
                                                       Executive Vice-President
                                                       Chief Financial Officer
                                                       Corporate Secretary

                  Index to Exhibits

    Exhibit                                                                Page
    -------                                                                ----

    10(h)        Employment  Agreement  dated as of September 30, 1998,       22
                 between First Financial Bancorp and Leon J. Zimmerman.

    10(i)        Employment  Agreement  dated as of September 30, 1998,       32
                 between First Financial Bancorp and David M. Philipp.

    10(j)        Executive    Supplemental    Compensation    Agreement       41
                 effective as of April 3, 1998, between Bank of Lodi, N.A. and Leon J. Zimmerman.

    10(k)        Executive    Supplemental    Compensation    Agreement       58
                 effective as of April 3, 1998, between Bank of Lodi, N.A. and David M. Philipp.

    10(l)        Life  Insurance  Endorsement  Method Split Dollar Plan       75
                 Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and Leon J. Zimmerman.

    10(m)        Life  Insurance  Endorsement  Method Split Dollar Plan       80
                 Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and David M. Philipp.

    10(n)        Form of Director Supplemental  Compensation Agreement,       85
                 effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Benjamin R. Goehring,
                 Michael D. Ramsey,  Weldon D. Schumacher and Dennis R.
                 Swanson.

    10(o)        Form of Life Insurance Endorsement Method Split Dollar      101
                 Plan Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Benjamin R. Goehring, Michael D. Ramsey, Weldon D. Schumacher and Dennis R. Swanson.

    10(p)        Form of Director Supplemental  Compensation Agreement,      106
                 effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Angelo J. Anagnos,
                 Raymond  H.  Coldani,  Bozant  Katzakian  and Frank M.
                 Sasaki.

    10(q)        Form of Life Insurance Endorsement Method Split Dollar      123
                 Plan Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Angelo
                 J. Anagnos,  Raymond H. Coldani,  Bozant Katzakian and
                 Frank M. Sasaki.

         Exhibit 10(h) Employment Agreement dated as of September 30, 1998, between First Financial Bancorp and Leon J. Zimmerman.

                              EMPLOYMENT AGREEMENT


         This Agreement is made and entered into as of September 30, 1998, by and among FIRST FINANCIAL BANCORP, a California corporation ("Employer") and LEON J. ZIMMERMAN ("Employee").

         WHEREAS, Employer is the sole shareholder and holding company of Bank of Lodi, N.A., a national banking association ("Bank"); and

         WHEREAS, Employee is presently serving as President and Chief Executive Officer of Employer and as President and Chief Executive Officer and Director of Bank; and

         WHEREAS, Employer recognizes that the contributions of Employee to the growth and success of Employer and Bank have been and will continue to be substantial and desires to assure Employer and Bank of the continued service of Employee, and Employee desires to continue in the employment of Employer and Bank;

         NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, Employer and Employee agree as follows:

         1. Term of Employment. Employer employs Employee and Employee hereby accepts employment with Employer, upon the terms and conditions hereinafter set forth, for a period of one (1) year commencing on May 1, 1998, and ending on April 30, 1999, subject to the early termination provisions of Paragraph 15 hereof. Employee's term of employment will be automatically extended for additional one-year periods (without any action by either party) on completion of each year of employment under this Agreement, unless Employer gives Employee at least sixty (60) days prior written notice that Employee's employment is to terminate at the end of the current period, subject at all times to the early termination provisions of Paragraph 15 hereof.

         2. Duties and Obligations of Employee. Employee shall serve as an executive officer of Employer and Bank with the titles of President and Chief Executive Officer of Employer and Bank and shall perform the customary duties of such office and such other duties as may from time to time be reasonably requested of him by the respective Boards of Directors of Employer and Bank, including, without limitation, the following:

                  (a) Participating in community affairs which are beneficial to Employer and Bank;

                  (b) Maintaining a cordial relationship with Employer's Board of Directors and shareholders and with Bank's Board of Directors;

                  (c) Maintaining a professional relationship with regulatory agencies and governmental authorities having jurisdiction over Employer and Bank;

                  (d) Providing leadership in planning and implementing the conduct of Employer's and Bank's business and in setting the strategic objectives of Employer and Bank;

                  (e) Hiring and firing of all other officers, employees and agents of Employer and Bank, subject at all times to the policies and directives set by the respective Boards of Directors of Employer and Bank.

         So long as Employee shall serve as the President and Chief Executive Officer of Bank, he shall also serve as a Director of Bank and on such committees of the Bank Board of Directors as the Board shall from time to time designate. At the first regular meeting of the Employer Board of Directors held after the execution and delivery of this Agreement, the Board of Directors undertakes and agrees to increase and fix the number of Board members at nine
(9) and to appoint Employee to the vacancy thereby created. Thereafter, so long as Employee shall serve as President and Chief Executive Officer of Employer, he shall also serve as a Director of Employer and on such committees of the Employer Board of Directors as the Board shall from time to time designate. Upon termination of service as President and Chief Executive Officer of Employer or Bank for any reason, Employee agrees to immediately resign from the Employer Board of Directors and the Bank Board of Directors, effective as of the same date as termination of his employment.

         The salary and other compensation and benefits to which Employee is entitled as an executive officer of Employer and Bank shall include his services as a Director and committee member for Employer and Bank. Employee shall not be entitled to receive any fees for attending meetings as a Director or committee member. Employee shall be entitled to coverage under any director and officer liability insurance policy obtained by Employer or Bank for directors and officers of Employer and Bank as a group. Employee shall also be entitled to indemnification for actions taken by Employee in good faith and in a manner Employee reasonably believes to be in the best interests of Employer and Bank in accordance with Employer's Articles of Incorporation and Bylaws and Bank's Articles of Association and Bylaws and applicable laws and regulations.

         3.       Devotion to Employer's Business.

                  (a) Employee shall devote his full time, ability, and attention to the business of Employer and Bank during the term of this Agreement and shall not during the term of this Agreement engage in any other business activities, duties, or pursuits whatsoever, or directly or indirectly render any services of a business, commercial, or professional nature to any other person or organization, whether for compensation or otherwise, without the prior approval of Employer's Board of Directors. However, the expenditure of reasonable amounts of time, for which Employee shall not be compensated by Employer or Bank, for educational, charitable, or professional activities shall not be deemed a breach of this Agreement if those activities do not materially interfere with the services required of Employee under this Agreement.

                  (b) Employee agrees to conduct himself at all times with due regard to public conventions and morals. Employee further agrees not to do or commit any act that will reasonably tend to shock or offend a reasonable person, or to prejudice Employer or Bank or the banking industry in general.

                  (c) Employee hereby represents and agrees that the services to be performed under the terms of this Agreement are of a special, unique, unusual, extraordinary, and intellectual character that gives them a peculiar value, the loss of which cannot be reasonably or adequately compensated in damages in an action at law. Employee therefore expressly agrees that Employer, in addition to any other rights or remedies that Employer may possess, shall be entitled to injunctive and other equitable relief to prevent or remedy a breach of this Agreement by Employee.

         4. Noncompetition by Employee. Subject to Paragraph 3 hereof, and absent the prior written consent of Employer, Employee shall not, during the term of this Agreement, directly or indirectly, either as an employee, employer, consultant, agent, principal, stockholder, officer, director, or in any other individual or representative capacity, engage or participate in any competitive banking or financial services business, provided, however, that a passive portfolio investment in shares of stock of a publicly traded company, in an amount not exceeding five percent (5%) of the outstanding shares of said company, would not be prevented by this Paragraph 4.

         5.       Indemnification.

                  (a) To the extent required by law, Employee shall indemnify and hold Employer and Bank harmless from all liability for loss, damage, or injury to persons or property resulting from the gross negligence or intentional misconduct of Employee.

                  (b) To the extent permitted by law, Employer shall indemnify Employee if he was or is a party or is threatened to be made a party in any action brought by a third party against Employee (whether or not Employer or Bank is joined as a party defendant) against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with said action if Employee acted in good faith and in a manner Employee reasonably believed to be in the best interests of Employer and Bank (and with respect to a criminal proceeding if Employee had no reasonable cause to believe his conduct was unlawful), provided that the alleged conduct of Employee arose out of and was within the course and scope of his employment as an executive officer of Employer and Bank.

         6. Disclosure of Information. Employee shall not, either before or after termination of this Agreement, disclose to anyone any information relating to Employer or any financial information, trade or business secrets, customer lists, computer software or other information not otherwise publicly available concerning the business or operations of Employer or Bank. Employee recognizes and acknowledges that any financial information concerning any of Employer's or Bank's customers, as it may exist from time to time, is strictly confidential and is a valuable, special and unique asset of Employer's and Bank's business. Employee shall not, either before or after termination of this Agreement, disclose to anyone said financial information or any part thereof, for any reason or purpose whatsoever, except as required by way of legal process, notice of which will be provided to Employer and Bank prior to disclosure. This Paragraph 6 shall survive the expiration or termination of this Agreement.

         7. Written or Printed Material. All written or printed materials, notebooks and records used by Employee in performing duties for Employer and Bank, other than Employee's personal notes, personal files and diaries, are and shall remain the sole property of Employer. Upon termination of employment, Employee shall promptly return all such material (including all copies) to Employer. This Paragraph 7 shall survive expiration or termination of this Agreement.

         8. Surety Bond. Employee agrees that he will furnish all information and take any other steps necessary from time to time to enable Employer and Bank to obtain or maintain a fidelity bond conditional on the rendering of a true account by Employee of all monies, goods, or other property which may come into the custody, charge, or possession of Employee during the term of his employment. The surety company issuing the bond and the amount of the bond must be acceptable to Employer. All premiums on the bond shall be paid by Employer or Bank. If Employee cannot qualify for a surety bond at any time during the term of this Agreement, Employer shall have the option to terminate this Agreement immediately without any further obligation to Employee other than to pay accrued salary, benefits or reimbursements.

         9. Base Salary. In consideration for the services to be performed hereunder, Employee shall receive a salary at the rate of One Hundred Forty Thousand Dollars ($140,000) per annum, payable in equal installments during the term of this Agreement on the first and fifteenth days of each month, subject to applicable adjustments for withholding taxes and prorations for any partial employment period. Such base salary shall be reviewed annually by the Board of Directors of Employer at the same time as all other executive officers are reviewed. Each annual review shall be conducted diligently and concluded as expeditiously as practicable. Any increase in such base salary that may be approved by the Board of Directors shall be considered effective on January 1 of each succeeding calendar year, beginning January 1, 1999.

         10. Incentive Compensation. As further consideration for Employee's services under this Agreement, Employee shall be entitled to participate in any officer bonus plan or employee profit sharing plan which may be established by Employer or Bank for their officers and/or employees generally or for Employee personally and Employer shall pay Employee annually incentive compensation as determined by the Board of Directors of Employer or Bank in accordance with the provisions of said plans.

         11. Salary Continuation During Disability. If Employee for any reason (except as expressly provided below) becomes temporarily or permanently disabled so that he is unable to perform the duties under this Agreement, Employer agrees to pay Employee the base salary otherwise payable to Employee pursuant to Paragraph 9 of this Agreement, reduced by the amounts received by Employee from state disability insurance, or worker's compensation or other similar insurance benefits through policies provided by Employer, for a period of six (6) months from the date of disability or the end of the term of this Agreement, whichever shall first occur; provided, however, that payments from Employer shall cease upon qualification of Employee for long-term disability benefits under any Employer paid insurance program. For purposes of this Paragraph 11, "disability" shall be defined as provided in Employer's disability insurance program. Notwithstanding anything herein to the contrary, Employer shall have no obligation to make payments for a self-inflicted disability resulting from the deliberate, intentional actions of Employee, such as, but not limited to, attempted suicide or chemical dependence of Employee.

         12. Stock Options. Employer acknowledges and agrees that Employee shall be eligible for the grant of stock options for the purchase of shares of the Common Stock of Employer under and pursuant to the terms of the First Financial Bancorp 1997 Stock Option Plan. Any such grants, the vesting schedule of said options and other terms and conditions consistent with such Plan shall be evidenced by stock option agreements entered into between Employer and Employee. Employer hereby acknowledges and confirms the stock option agreement between Employer and Employee currently outstanding under the First Financial Bancorp 1991 Employee Stock Option Plan.

         13. Other Benefits. Employee shall be entitled to those employee benefits adopted by Employer and Bank for all employees of Employer and Bank, subject to applicable qualification requirements and regulatory approval requirements, if any. This includes participation in the Bank of Lodi, N.A. Employee Stock Ownership Plan and the First Financial Bancorp 401(k) Profit Sharing Plan. Employee shall be further entitled to the following additional benefits which shall supplement or replace, to the extent duplicative of any part or all of the general employee benefits, the benefits otherwise provided to
Employee:

                  (a) Vacation. Employee shall be entitled to four (4) weeks annual vacation leave at his then existing rate of full salary each year during the term of this Agreement. Employee may be absent from his employment for vacation as long as such leave is reasonable and does not jeopardize his responsibilities and duties specified in this Agreement. Employee shall take at least two (2) consecutive weeks of vacation annually.

                  (b) Group Insurance. Employer and Bank shall provide, during the term of this Agreement, group life, health (including medical, dental and hospitalization), accident and disability insurance coverage for Employee and his dependents through the insurer(s) selected by Employer and provided to all employees generally. The premium costs for such group insurance shall be shared and borne by Employer/Bank and Employee on the basis of the same percentages applicable to all other participating employees.

                  (c) Automobile. Employer shall provide Employee with an automobile for Employee's personal and business use during the term of this Agreement or until this Agreement is terminated as provided herein. Employee acknowledges that he is currently provided with an automobile that meets the requirements of this paragraph. Any replacement for such automobile shall be selected by Employee and then purchased by Employer with a purchase price not to exceed $40,000, exclusive of tax and license charges. Employer agrees to procure and maintain liability, collision and comprehensive insurance coverage for any such automobile. All expenses incurred by Employee in utilizing any such automobile in the performance of his duties hereunder will be paid for or reimbursed to Employee in accordance with Employer's expense allowance guidelines for such matters.

         14. Business Expenses. Employee shall be reimbursed for ordinary and necessary expenses incurred by Employee in connection with his employment, subject to expense account guidelines established by the Board of Directors of Employer. Employee shall also be reimbursed for expenses incurred in activities associated with promoting the business of Employer that are specifically authorized from time to time by the Board of Directors of Employer, including expenses for entertainment, travel and similar items. Travel and other expenses for attendance at conventions and educational programs that are approved in advance by the Board of Directors of Employer shall also be reimbursed. Employer will pay for or will reimburse Employee for such expenses upon presentation by Employee from time to time of receipts or other appropriate evidence of such expenditures. The parties agree that any expense advanced by Employee that is not reimbursed by Employer for budget or other purposes pursuant to this Paragraph, but which constitutes an ordinary and necessary business expense, shall be subject to deduction on Employee's personal income tax return.

         15.  Termination of Agreement.

                  (a) Automatic Termination. This Agreement shall terminate automatically without further act of the parties and immediately upon the occurrence of any one of the following events, determined in good faith by the Board of Directors of Employer, subject to either party's right, without any obligation whatsoever, to waive an event reasonably susceptible of waiver, and the obligation of Employer to pay the amounts which would otherwise be payable to Employee under this Agreement through the date upon which the event occurs:

                  (1) The occurrence of circumstances that make it impossible or impractical for Employer or Bank to conduct or continue its business.

                  (2)   The death of Employee.

                  (3)   The loss by Employee of legal capacity.

                  (4)   The loss by Employer of legal capacity to contract.

                  (5) The willful, intentional and material breach of duty by Employee in the course of his employment.

                  (6) The habitual and continued neglect by Employee of his employment duties and obligations under this Agreement.

                  (7) The continuous mental or physical incapacity of Employee which precludes Employee from performing services under this Agreement.

                  (8) Employee's willful and intentional violation of any federal banking laws, or of the Bylaws, rules, policies or resolutions of Employer or Bank, or of the rules or regulations of the Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation or the Board of Governors of the Federal Reserve System, or other regulatory agency or governmental authority having jurisdiction over Employer or Bank.

                  (9) The written determination by a state or federal banking agency or governmental authority having jurisdiction over Employer or Bank that Employee is not suitable to act in the capacity for which he is employed by Employer or Bank.

                  (10) Employee is convicted of any felony or a crime involving moral turpitude or wilfully and intentionally commits a fraudulent or dishonest act.

                  (11) Employee's willful and intentional disclosure, without authority, of any secret or confidential information concerning Employer or Bank or Employee takes any action which the Board of Directors of Employer or Bank determines, in its sole discretion and subject to good faith, fair dealing and reasonableness, constitutes unfair competition with or induces any customer to breach any contract with Employer or Bank contrary to the best interests of Employer or Bank.

                  (12) Either party breaches a material term or provision of this Agreement.

                  (b) Termination by Employer. Employer, acting through its Board of Directors, may, at its election and in its sole discretion, terminate this Agreement for any reason, or for no reason, by giving not less than thirty
(30) days' prior written notice of termination to Employee, without prejudice to any other remedy to which Employer may be entitled either at law, in equity or under this Agreement. Upon such termination, Employee shall be entitled to receive any employment benefits which shall have accrued prior to such termination and the severance pay specified in sub-paragraph 15(d) below.

                  (c) Termination by Employee. This Agreement may be terminated by Employee for any reason, or no reason, by giving not less than thirty (30) days' prior written notice of termination to Employer. Upon such termination, all rights and obligations accruing to Employee under this Agreement shall cease, except that such termination shall not prejudice Employee's rights regarding employment benefits which shall have accrued prior to such termination and any other remedy which Employee may have at law, in equity or under this Agreement, which remedy accrued prior to such termination.

                  (d) Severance Pay - Termination by Employer. In the event of termination by Employer pursuant to Paragraph 15(b) or automatic termination based upon Paragraph 15 (a)(1),15(a)(4) or 15(a)(12) (to the extent of Employer's breach), of this Agreement, Employee shall be entitled to receive severance pay at Employee's rate of salary immediately preceding such termination equal to twelve (12) months' salary (in addition to incentive compensation or bonus payments due Employee, if any), payable in installments bi-monthly on the first and fifteenth days of each month. During such twelve
(12) month period, Employee shall be entitled to continuation of the group insurance benefits described in Paragraph 13(b) hereof, with the premium costs shared and borne by Employer/Bank and Employee on the basis of the same percentages applicable to all other participating employees. Notwithstanding the foregoing: Employee shall not be entitled to severance pay pursuant to this sub-paragraph (d) unless and until Employee has submitted his written resignation from the Employer Board of Directors and the Bank Board of Directors in compliance with Paragraph 2 above; and in the event of a "change in control" as defined in subparagraph (e) below, Employee shall not be entitled to severance pay pursuant to this sub-paragraph (d) and any rights of Employee to severance pay shall be limited to such rights as are specified in sub-paragraph
(e) below. Employee acknowledges and agrees that severance pay pursuant to this sub-paragraph (d) is in lieu of all damages, payments and liabilities on account of the early termination of this Agreement and the sole and exclusive remedy for Employee terminated at the will of Employer pursuant to Paragraph 15(b) or pursuant to certain provisions of Paragraph 15(a) as described herein.

                  (e) Severance Pay - Change in Control. Upon a "change in control" as defined herein, and within a period of two (2) years following consummation of such a change in control, if (i) Employee's employment is terminated; or (ii) without Employee's prior written consent there occurs (A) any adverse change in the nature and scope of Employee's position, responsibilities, duties, salary, benefits or location of employment, or (B) any event which reasonably constitutes a demotion, significant diminution or constructive termination (by resignation or otherwise) of Employee's employment, then, in such event, Employee shall be entitled to receive severance pay in addition to any bonus or incentive compensation payments otherwise due Employee. Any such severance pay due Employee shall be in an amount equal to two (2) times Employee's average annual compensation for the two (2) years immediately preceding the change in control. Employee's average annual compensation shall be the average of the aggregate compensation paid by Employer to Employee which was includable in Employee's gross income for federal income tax purposes for such two (2) tax years of Employee's employment by Employer ending immediately prior to the change in control, divided by such number of years. During such two year period (assuming Employee elects to receive the payment of such severance in bi-monthly installments), and until Employee becomes a full-time employee with some other company or bank, Employee shall be entitled to continuation of the group insurance benefits described in Paragraph 13(d) hereof, with the premium costs shared and borne by Employer/Bank and Employee on the basis of the same percentages applicable to all other participating employees.

         If all or any portion of the amounts payable to Employee pursuant to this Paragraph 15 (e) alone, or together with other payments which Employee has the right to receive from Employer, constitute "excess parachute payments" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), that are subject to the excise tax imposed by Section 4999 of the Code (or similar tax and/or assessment), such amounts payable hereunder shall be reduced to the extent necessary, after first applying any similar reduction in payments to be received from any other plan or program sponsored by Employer from which Employee has a right to receive payments subject to Sections 280G and 4999 of the Code, so as to cause a reduction of any excise tax pursuant to Section 4999 of the Code to equal "zero".

         Any such severance pay shall be payable in a lump sum or in substantially equal installments bi-monthly on the first and fifteenth days of each month until paid in full, at the election of Employee. Such severance payment, if any, shall be in lieu of all damages, payments and liabilities on account of the events described above for which such severance payment, if any, may be due Employee and any severance payment rights of Employee under Paragraph 15 (d) of this Agreement. This sub-paragraph (e) shall be binding upon and inure to the benefit of the parties hereto and any successors or assigns or employer or any "person" as defined herein.

         Notwithstanding the foregoing, Employee shall not be entitled to receive nor shall Employer, its successors, assigns or any "person" as defined herein, be obligated to pay severance payments pursuant to this sub-paragraph
(e) in the event of an occurrence described in Paragraph 15, sub-paragraphs (5),
(6), (8), (10), (11) or (12, to the extent of an Employee breach), or in the event of a determination pursuant to sub-paragraph (9) thereof, or in the event Employee terminates employment in accordance with Paragraph 15 (c) and the termination is not a result of or based upon the occurrence of any event described in Paragraph 15 (e)(ii) above.

         A "change in control" of Employer for purposes of this Agreement and sub-paragraph (e) shall mean the occurrence of any of the following events with respect to Employer (with the term "Employer" being defined for such a change in control to include Bank): (i) a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or in response to any other form or report to the regulatory agencies or governmental authorities having jurisdiction over Employer or any stock  exchange  on which  Employer's  shares  are  listed  which  requires  the reporting of a change in control; (ii) any merger, consolidation or reorganization of Employer in which Employer does not survive; (iii) any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) of any assets of Employer having an aggregate fair market value of fifty percent (50%) of the total value of the assets of Employer, reflected in the most recent balance sheet of Employer; (iv) a transaction whereby any "person" (as such term is used in the Exchange Act or any individual, corporation, partnership, trust or any other entity) is or becomes the beneficial owner, directly or indirectly, of securities of Employer representing 25% or more of the combined voting power of Employer's then outstanding securities; (v) if in any one year period, individuals who at the beginning of such period constitute the Board of Directors of Employer cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by Employer's shareholders, of each new director is approved by a vote of a least three-quarters of the directors then still in office who were directors at the beginning of the period; (iv) a majority of the members of the Board of Directors of Employer in office prior to the happening of any event determines in its sole discretion that as a result of such event there has been a change in control. Notwithstanding the foregoing or anything else contained herein to the contrary, there shall not be a "change of control" for purposes of this Agreement if the event which would otherwise come within the meaning of the term "change of control" involves an Employee Stock Ownership Plan or similar plan sponsored by Employer or Bank which is the party that acquires "control" or is the principal participant in the transaction constituting a "change in control," as described above.

         16. Notices. Any notices to be given hereunder by either party to the other shall be in writing and may be transmitted by personal delivery or by U.S. mail, registered or certified, postage prepaid with return receipt requested. Mailed notices shall be addressed to the parties at the addresses listed as follows:

         Employer:            701 South Ham Lane
                              Lodi, California 95242

         Employee:

         with a copy to:      Kevin W. Finck
                              Attorney at Law
                              Two Embarcadero Center, Suite 1670
                              San Francisco, California 94111

         Each party may change the address for receipt of notices by written notice in accordance with this Paragraph 16. Notices delivered personally shall be deemed communicated as of the date of actual receipt; mailed notices shall be deemed communicated as of three (3) days after the date of mailing.

         17. Arbitration. All claims, disputes and other matters in question arising out of or relating to this Agreement or the breach or interpretation thereof, other than those matters which are to be determined by the Employer in its sole and absolute discretion, shall be resolved by binding arbitration before a representative member, selected by the mutual agreement of the parties, of the Judicial Arbitration and Mediation Services, Inc., San Francisco, California ("JAMS"), in accordance with the rules and procedures of JAMS then in effect. In the event JAMS is unable or unwilling to conduct such arbitration, or has discontinued its business, the parties agree that a representative member, selected by the mutual agreement of the parties, of the American Arbitration Association, San Francisco, California ("AAA"), shall conduct such binding arbitration in accordance with the rules and procedures of the AAA then in effect. Notice of the demand for arbitration shall be filed in writing with the other party to this Agreement and with JAMS (or AAA, if necessary). In no event shall the demand for arbitration be made after the date when institution of legal or equitable proceedings based on such claim, dispute or other matter in question would be barred by the applicable statute of limitations. Any award rendered by JAMS or AAA shall be final and binding upon the parties, and as applicable, their respective heirs, beneficiaries, legal representatives, agents, successors and assigns, and may be entered in any court having jurisdiction thereof. The obligation of the parties to arbitrate pursuant to this clause shall be specifically enforceable in accordance with, and shall be conducted consistently with, the provisions of Title 9 of Part 3 of the California Code of Civil Procedure. Any arbitration hereunder shall be conducted in Lodi, California, unless otherwise agreed to by the parties.

         18. Attorneys' Fees and Costs. In the event of litigation, arbitration or any other action or proceeding between the parties to interpret or enforce this Agreement or any part thereof or otherwise arising out of or relating to this Agreement, the prevailing party shall be entitled to recover his or its costs related to any such action or proceeding and his or its reasonable fees of attorneys, accountants and expert witnesses incurred by such party in connection with any such action or proceeding. The prevailing party shall be deemed to be the party which obtains substantially the relief sought by final resolution, compromise or settlement, or as may otherwise be determined by order of a court of competent jurisdiction in the event of litigation, an award or decision of one or more arbitrators in the event of arbitration, or a decision of a comparable official in the event of any other action or proceeding. Every obligation to indemnify under this Agreement includes the obligation to pay reasonable fees of attorneys, accountants and expert witnesses incurred by the indemnified party in connection with matters subject to indemnification.

         19. Entire Agreement. This Agreement supersedes any and all other agreements, either oral or in writing, between the parties with respect to the employment of Employee by Employer and Bank and contains all of the covenants and agreements between the parties with respect to the employment of Employee by Employer and Bank. Each party to this Agreement acknowledges that no other representations, inducements, promises, or agreements, oral or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not set forth herein, and that no other agreement, statement, or promise not contained in this Agreement shall be valid or binding on either party.

         20.  Modifications.   Any   modification  of  this  Agreement  will  be
effective only if it is in writing and signed by the parties or their authorized representatives.

         21. Waiver. The failure of either party to insist on strict compliance with any of the terms, provisions, covenants, or conditions of this Agreement by the other party shall not be deemed a waiver of any term, provision, covenant, or condition, individually or in the aggregate, unless such waiver is in writing, nor shall any waiver or relinquishment of any right or power at any one time or times be deemed a waiver or relinquishment of that right or power for all or any other times.

         22. Partial Invalidity. If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void, or unenforceable, the remaining provisions shall nevertheless continue in full force and effect without being impaired or invalidated in any way.

         23. Interpretation. This Agreement shall be construed without regard to the party responsible for the preparation of the Agreement and shall be deemed to have been prepared jointly by the parties. Any ambiguity or uncertainty existing in this Agreement shall not be interpreted against either party, but according to the application of other rules of contract interpretation, if an ambiguity or uncertainty exists.

         24. Governing Law and Venue. The laws of the United States of America and the State of California, and the rules and regulations of the Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System shall govern the validity, construction and effect of this Agreement.

         25. Payments Due Deceased Employee. If Employee dies prior to the expiration of the term of his employment, any payments that may be due Employee from Employer under this Agreement as of the date of death shall be paid to Employee's executors, administrators, heirs, personal representatives, successors or assigns.

         26. Opportunity to Consult with Independent Advisors. Employee acknowledges that he has been afforded the opportunity to consult with independent advisors of his choosing including, without limitation, accountants or tax advisors and counsel regarding both the benefits granted to him under the terms of this Agreement and the (i) terms and conditions which may affect Employee's right to these benefits and (ii) personal tax effects of such benefits including, without limitation, the effects of any federal or state taxes, Section 280G of the Code, and any other taxes, costs, expenses or liabilities whatsoever related to such benefits, which in any of the foregoing instances, Employee acknowledges and agrees shall be the sole responsibility of Employee notwithstanding any other term or provision of this Agreement. Employee further acknowledges and agrees that Employer and Bank shall have no liability whatsoever related to any such personal tax effects or other personal costs, expenses, or liabilities applicable to Employee and further specifically waives any right for Employee, his heirs, beneficiaries, legal representatives, agents successors and assigns to claim or assert liability on the part of Employer related to the matters described in this Paragraph 26. Employee further acknowledges and agrees that he has read, understands and consents to all of the terms and conditions of this Agreement, and that he enters into this Agreement with a full understanding of its terms and conditions.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date set forth above, and, as to Employer, by an officer of Employer duly authorized by appropriate resolution of its Board of Directors.

EMPLOYER:                                   EMPLOYEE:

FIRST FINANCIAL BANCORP

By: ___________________________________     ___________________________________
                                            Leon J. Zimmerman
Title: ________________________________

         Exhibit 10(i) Employment Agreement dated as of September 30, 1998, between First Financial Bancorp and David M. Philipp.


                              EMPLOYMENT AGREEMENT

         This Agreement is made and entered into as of September 30, 1998, by and among FIRST FINANCIAL BANCORP, a California corporation ("Employer") and DAVID M. PHILIPP ("Employee").

         WHEREAS, Employer is the sole shareholder and holding company of Bank of Lodi, N.A., a national banking association ("Bank"); and

         WHEREAS, Employee is presently serving as Executive Vice President, Chief Financial Officer and Secretary of Employer and Bank; and

         WHEREAS, Employer recognizes that the contributions of Employee to the growth and success of Employer and Bank have been and will continue to be substantial and desires to assure Employer and Bank of the continued service of Employee, and Employee desires to continue in the employment of Employer and Bank;

         NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, Employer and Employee agree as follows:

         1. Term of Employment. Employer employs Employee and Employee hereby accepts employment with Employer, upon the terms and conditions hereinafter set forth, for a period of one (1) year commencing on May 1, 1998, and ending on April 30, 1999, subject to the early termination provisions of Paragraph 15 hereof. Employee's term of employment will be automatically extended for additional one-year periods (without any action by either party) on completion of each year of employment under this Agreement, unless Employer gives Employee at least sixty (60) days prior written notice that Employee's employment is to terminate at the end of the current period, subject at all times to the early termination provisions of Paragraph 15 hereof.

         2. Duties and Obligations of Employee. Employee shall serve as an executive officer of Employer and Bank with the titles of Executive Vice President, Chief Financial Officer and Secretary of Employer and Bank and shall perform the customary duties of such office and such other duties as may from time to time be reasonably requested of him by the Board of Directors of Employer and Bank, including, without limitation, the following:

             (a) Participating in community affairs which are beneficial to Employer and Bank;

             (b) Maintaining a cordial relationship with Employer's Board of Directors and shareholders and with Bank's Board of Directors;

             (c) Maintaining  a  professional   relationship   with   regulatory
agencies and governmental authorities having jurisdiction over Employer and Bank;

             (d) Providing leadership in planning and implementing the conduct of Employer's and Bank's business and in setting the strategic objectives of Employer and Bank;

             (e) Hiring and firing of all employees other than the other executive officers of Employer and Bank, subject at all times to the policies and directives set by the respective Boards of Directors of Employer and Bank.

         So long as Employee shall serve as an executive officer of Employer and Bank, he shall also serve on such committees of each Board of Directors as the Boards may from time to time designate. The salary and other compensation and benefits to which Employee is entitled as an executive officer of Employer and Bank shall include his services a committee member. Employee shall be entitled to coverage under any director and officer liability insurance policy obtained by Employer or Bank for directors and officers of Employer and Bank as a group. Employee shall also be entitled to indemnification for actions taken by Employee in good faith and in a manner Employee reasonably believes to be in the best interests of Employer and Bank in accordance with Employer's Articles of Incorporation and Bylaws and Bank's Articles of Association and Bylaws and applicable laws and regulations.

         3.  Devotion to Employer's Business.

             (a) Employee shall devote his full time, ability, and attention to the business of Employer and Bank during the term of this Agreement and shall not during the term of this Agreement engage in any other business activities, duties, or pursuits whatsoever, or directly or indirectly render any services of a business, commercial, or professional nature to any other person or organization, whether for compensation or otherwise, without the prior approval of Employer's Board of Directors. However, the expenditure of reasonable amounts of time, for which Employee shall not be compensated by Employer or Bank, for educational, charitable, or professional activities shall not be deemed a breach of this Agreement if those activities do not materially interfere with the services required of Employee under this Agreement.

             (b) Employee agrees to conduct himself at all times with due regard to public conventions and morals. Employee further agrees not to do or commit any act that will reasonably tend to shock or offend a reasonable person, or to prejudice Employer or Bank or the banking industry in general.


             (c) Employee hereby represents and agrees that the services to be performed under the terms of this Agreement are of a special, unique, unusual, extraordinary, and intellectual character that gives them a peculiar value, the loss of which cannot be reasonably or adequately compensated in damages in an action at law. Employee therefore expressly agrees that Employer, in addition to any other rights or remedies that Employer may possess, shall be entitled to injunctive and other equitable relief to prevent or remedy a breach of this Agreement by Employee.

         4. Noncompetition by Employee. Subject to Paragraph 3 hereof, and absent the prior written consent of Employer, Employee shall not, during the term of this Agreement, directly or indirectly, either as an employee, employer, consultant, agent, principal, stockholder, officer, director, or in any other individual or representative capacity, engage or participate in any competitive banking or financial services business, provided, however, that a passive portfolio investment in shares of stock of a publicly traded company, in an amount not exceeding five percent (5%) of the outstanding shares of said company, would not be prevented by this Paragraph 4.

         5.  Indemnification.

             (a) To the extent required by law, Employee shall indemnify and hold Employer and Bank harmless from all liability for loss, damage, or injury to persons or property resulting from the gross negligence or intentional misconduct of Employee.

             (b) To the extent permitted by law, Employer shall indemnify Employee if he was or is a party or is threatened to be made a party in any action brought by a third party against Employee (whether or not Employer or Bank is joined as a party defendant) against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with said action if Employee acted in good faith and in a manner

Employee reasonably believed to be in the best interests of Employer and Bank (and with respect to a criminal proceeding if Employee had no reasonable cause to believe his conduct was unlawful), provided that the alleged conduct of Employee arose out of and was within the course and scope of his employment as an executive officer of Employer and Bank.

         6. Disclosure of Information. Employee shall not, either before or after termination of this Agreement, disclose to anyone any information relating to Employer or any financial information, trade or business secrets, customer lists, computer software or other information not otherwise publicly available concerning the business or operations of Employer or Bank. Employee recognizes and acknowledges that any financial information concerning any of Employer's or Bank's customers, as it may exist from time to time, is strictly confidential and is a valuable, special and unique asset of Employer's and Bank's business. Employee shall not, either before or after termination of this Agreement, disclose to anyone said financial information or any part thereof, for any reason or purpose whatsoever, except as required by way of legal process, notice of which will be provided to Employer and Bank prior to disclosure. This Paragraph 6 shall survive the expiration or termination of this Agreement.

         7. Written or Printed Material. All written or printed materials, notebooks and records used by Employee in performing duties for Employer and Bank, other than Employee's personal notes, personal files and diaries, are and shall remain the sole property of Employer. Upon termination of employment, Employee shall promptly return all such material (including all copies) to Employer. This Paragraph 7 shall survive expiration or termination of this Agreement.

         8. Surety Bond. Employee agrees that he will furnish all information and take any other steps necessary from time to time to enable Employer and Bank to obtain or maintain a fidelity bond conditional on the rendering of a true account by Employee of all monies, goods, or other property which may come into the custody, charge, or possession of Employee during the term of his employment. The surety company issuing the bond and the amount of the bond must be acceptable to Employer. All premiums on the bond shall be paid by Employer or Bank. If Employee cannot qualify for a surety bond at any time during the term of this Agreement, Employer shall have the option to terminate this Agreement immediately without any further obligation to Employee other than to pay accrued salary, benefits or reimbursements.

         9. Base Salary. In consideration for the services to be performed hereunder, Employee shall receive a salary at the rate of Ninety Seven Thousand Eight Hundred Dollars ($97,800) per annum, payable in equal installments during the term of this Agreement on the first and fifteenth days of each month, subject to applicable adjustments for withholding taxes and prorations for any partial employment period. Such base salary shall be reviewed annually by the Board of Directors of Employer at the same time as all other executive officers are reviewed. Each annual review shall be conducted diligently and concluded as expeditiously as practicable. Any increase in such base salary that may be approved by the Board of Directors shall be considered effective on January 1 of each succeeding calendar year, beginning January 1, 1999.

         10. Incentive Compensation. As further consideration for Employee's services under this Agreement, Employee shall be entitled to participate in any officer bonus plan or employee profit sharing plan which may be established by Employer or Bank for their officers and/or employees generally or for Employee personally and Employer shall pay Employee annually incentive compensation as determined by the Board of Directors of Employer or Bank in accordance with the provisions of said plans.

         11. Salary Continuation During Disability. If Employee for any reason (except as expressly provided below) becomes temporarily or permanently disabled so that he is unable to perform the duties under this Agreement, Employer agrees to pay Employee the base salary otherwise payable to Employee pursuant to Paragraph 9 of this Agreement, reduced by the amounts received by Employee from state disability insurance, or worker's compensation or other similar insurance benefits through policies provided by Employer, for a period of six (6 months from the date of disability or the end of the term of this Agreement, whichever shall first occur; provided, however, that payments from Employer shall cease upon qualification of Employee for long-term disability benefits under any Employer paid insurance program. For purposes of this Paragraph 11, "disability" shall be defined as provided in Employer's disability insurance program. Notwithstanding anything herein to the contrary, Employer shall have no obligation to make payments for a self-inflicted disability resulting from the deliberate, intentional actions of Employee, such as, but not limited to, attempted suicide or chemical dependence of Employee.

         12. Stock Options. Employer acknowledges and agrees that Employee shall be eligible for the grant of stock options for the purchase of shares of the Common Stock of Employer under and pursuant to the terms of the First Financial Bancorp 1997 Stock Option Plan. Any such grants, the vesting schedule of said options and other terms and conditions consistent with such Plan shall be evidenced by stock option agreements entered into between Employer and Employee. Employer hereby acknowledges and confirms the stock option agreement between Employer and Employee currently outstanding under the First Financial Bancorp 1991 Employee Stock Option Plan.

         13. Other Benefits. Employee shall be entitled to those employee benefits adopted by Employer and Bank for all employees of Employer and Bank, subject to applicable qualification requirements and regulatory approval requirements, if any. This includes participation in the Bank of Lodi, N.A. Employee Stock Ownership Plan and the First Financial Bancorp 401(k) Profit Sharing Plan. Employee shall be further entitled to the following additional benefits which shall supplement or replace, to the extent duplicative of any part or all of the general employee benefits, the benefits otherwise provided to
Employee:

             (a) Vacation. Employee shall be entitled to four (4) weeks annual vacation leave at his then existing rate of full salary each year during the term of this Agreement. Employee may be absent from his employment for vacation as long as such leave is reasonable and does not jeopardize his responsibilities and duties specified in this Agreement. Employee shall take at least two (2) consecutive weeks of vacation annually.

             (b) Group Insurance. Employer and Bank shall provide, during the term of this Agreement, group life, health (including medical, dental and hospitalization), accident and disability insurance coverage for Employee and his dependents through the insurer(s) selected by Employer and provided to all employees generally. The premium costs for such group insurance shall be shared and borne by Employer/Bank and Employee on the basis of the same percentages applicable to all other participating employees.

         14. Business Expenses. Employee shall be reimbursed for ordinary and necessary expenses incurred by Employee in connection with his employment, subject to expense account guidelines established by the Board of Directors of Employer. Employee shall also be reimbursed for expenses incurred in activities associated with promoting the business of Employer that are specifically authorized from time to time by the Board of Directors of Employer, including expenses for entertainment, travel and similar items. Travel and other expenses for attendance at conventions and educational programs that are approved in advance by the Board of Directors of Employer shall also be reimbursed. Employer will pay for or will reimburse Employee for such expenses upon presentation by Employee from time to time of receipts or other appropriate evidence of such expenditures. The parties agree that any expense advanced by Employee that is not reimbursed by Employer for budget or other purposes pursuant to this Paragraph, but which constitutes an ordinary and necessary business expense, shall be subject to deduction on Employee's personal income tax return.

         15. Termination of Agreement.

             (a) Automatic Termination. This Agreement shall terminate automatically without further act of the parties and immediately upon the occurrence of any one of the following events, determined in good faith by the Board of Directors of Employer, subject to either party's right, without any obligation whatsoever, to waive an event reasonably susceptible of waiver, and the obligation of Employer to pay the amounts which would otherwise be payable to Employee under this Agreement through the date upon which the event occurs:

                  (1) The occurrence of circumstances that make it impossible or impractical for Employer or Bank to conduct or continue its business.

                  (2)   The death of Employee.

                  (3)   The loss by Employee of legal capacity.

                  (4)   The loss by Employer of legal capacity to contract.

                  (5) The willful, intentional and material breach of duty by Employee in the course of his employment.

                  (6) The habitual and continued neglect by Employee of his employment duties and obligations under this Agreement.

                  (7) The continuous mental or physical incapacity of Employee which precludes Employee from performing services under this Agreement.

                  (8) Employee's willful and intentional violation of any federal banking laws, or of the Bylaws, rules, or policies or resolutions of Employer or Bank, or of the rules or regulations of the Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation or the Board of Governors of the Federal Reserve System, or other regulatory agency or governmental authority having jurisdiction over Employer or Bank.

                  (9) The written determination by a state or federal banking agency or governmental authority having jurisdiction over Employer or Bank that Employee is not suitable to act in the capacity for which he is employed by Employer or Bank.

                  (10) Employee is convicted of any felony or a crime involving moral turpitude or willfully and intentionally commits a fraudulent or dishonest act.

                  (11) Employee's willful and intentional disclosure, without authority, or any secret or confidential information concerning Employer or Bank or Employee takes any action which the Board of Directors of Employer or Bank determines, in its sole discretion and subject to good faith, fair dealing and reasonableness, constitutes unfair competition with or induces any customer to breach any contract with Employer or Bank contrary to the best interests of Employer or Bank.

                  (12) Either party breaches a material term or provision of this Agreement.

                  (b) Termination by Employer. Employer, acting through its Board of Directors, may, at its election and in its sole discretion, terminate this Agreement for any reason, or for no reason, by giving not less than thirty
(30) days' prior written notice of termination to Employee, without prejudice to any other remedy to which Employer may be entitled either at law, in equity or under this Agreement. Upon such termination, Employee shall be entitled to receive any employment benefits which shall have accrued prior to such termination and the pay specified in sub-paragraph 15(d) below.

                  (c) Termination by Employee. This Agreement may be terminated by Employee for any reason, or no reason, by giving not less than thirty (30) days' prior written notice of termination to Employer. Upon such termination, all rights and obligations accruing to Employee under this Agreement shall cease, except that such termination shall not prejudice Employee's rights regarding employment benefits which shall have accrued prior to such termination and any other remedy which Employee may have at law, in equity or under this Agreement, which remedy accrued prior to such termination.

                  (d) Severance Pay - Termination  by Employer.  In the event of termination  by Employer  pursuant to Paragraph  15(b) or automatic  termination based upon Paragraph 15 (a)(1), 15(a)(4) or 15(a)(12) (to the extent of Employer's breach), of this Agreement, Employee shall be entitled to receive severance pay at Employee's rate of salary immediately preceding such termination equal to twelve (12) months' salary (in addition to incentive compensation or bonus payments due Employee, if any), payable in installments bi-monthly on the first and fifteenth days of each month. During such twelve
(12) month period, Employee shall be entitled to continuation of the group insurance benefits described in Paragraph 13(b) hereof, with the premium costs shared and borne by Employer/Bank and Employee on the basis of the same percentages applicable to all other participating employees. Notwithstanding the foregoing, in the event of a "change in control" as defined in subparagraph (e) below, Employee shall not be entitled to severance pay pursuant to this sub-paragraph (d) and any rights of Employee to severance pay shall be limited to such rights as are specified in sub-paragraph (e) below. Employee acknowledges and agrees that severance pay pursuant to this sub-paragraph (d) is in lieu of all damages, payments and liabilities on account of the early termination of this Agreement and the sole and exclusive remedy for Employee terminated at the will of Employer pursuant to Paragraph 15(b) or pursuant to certain provisions of Paragraph 15(a) as described herein.

                  (e) Severance Pay - Change in Control. Upon a "change in control" as defined herein, and within a period of two (2) years following consummation of such a change in control, if (i) Employee's employment is terminated; or (ii) without Employee's prior written consent there occurs (A) any adverse change in the nature and scope of Employee's position, responsibilities, duties, salary, benefits or location of employment, or (B) any event which reasonably constitutes a demotion, significant diminution or constructive termination (by resignation or otherwise) of Employee's employment, then, in such event, Employee shall be entitled to receive severance pay in addition to any bonus or incentive compensation payments otherwise due Employee. Any such severance pay due Employee shall be in an amount equal to two (2) times Employee's average annual compensation for the two (2) years immediately preceding the change in control. Employee's average annual compensation shall be the average of the aggregate compensation paid by Employer to Employee which was includable in Employee's gross income for federal income tax purposes for such two (2) tax years of Employee's employment by Employer ending immediately prior to the change in control, divided by such number of years. During such two year period (assuming Employee elects to receive the payment of such severance in bi-monthly installments), and until Employee becomes a full-time employee with some other company or bank, Employee shall be entitled to continuation of the group insurance benefits described in Paragraph 13(d) hereof, with the premium costs shared and borne by Employer/Bank and Employee on the basis of the same percentages applicable to all other participating employees.

         If all or any portion of the amounts payable to Employee pursuant to this Paragraph 15 (e) alone, or together with other payments which Employee has the right to receive from Employer, constitute "excess parachute payments" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), that are subject to the excise tax imposed by Section 4999 of the Code (or similar tax and/or assessment), such amounts payable hereunder shall be reduced to the extent necessary, after first applying any similar reduction in payments to be received from any other plan or program sponsored by Employer from which Employee has a right to receive payments subject to Sections 280G and 4999 of the Code, so as to cause a reduction of any excise tax pursuant to Section 4999 of the Code to equal "zero".

         Any such severance pay shall be payable in a lump sum or in substantially equal installments bi-monthly on the first and fifteenth days of each month until paid in full, at the election of Employee. Such severance payment, if any, shall be in lieu of all damages, payments and liabilities on account of the events described above for which such severance payment, if any, may be due Employee and any severance payment rights of Employee under Paragraph 15 (d) of this Agreement. This sub-paragraph (e) shall be binding upon and inure to the benefit of the parties hereto and any successors or assigns or employer or any "person" as defined herein.

         Notwithstanding the foregoing, Employee shall not be entitled to receive nor shall Employer, its successors, assigns or any "person" as defined herein, be obligated to pay severance payments pursuant to this sub-paragraph
(e) in the event of an occurrence described in Paragraph 15, sub-paragraphs (5),
(6), (8), (10), (11) or (12, to the extent of an Employee breach), or in the event of a determination pursuant to sub-paragraph (9) thereof, or in the event Employee terminates employment in accordance with Paragraph 15 (c) and the termination is not a result of or based upon the occurrence of any event described in Paragraph 15 (e)(ii) above.

         A "change in control" of Employer for purposes of this Agreement and sub-paragraph (e) shall mean the occurrence of any of the following events with respect to Employer (with the term "Employer" being defined for such a change in control to include Bank): (i) a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or in response to any other form or report to the regulatory agencies or governmental authorities having jurisdiction over Employer or any stock  exchange  on which  Employer's  shares  are  listed  which  requires  the reporting of a change in control; (ii) any merger, consolidation or reorganization of Employer in which Employer does not survive; (iii) any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) of any assets of Employer having an aggregate fair market value of fifty percent (50%) of the total value of the assets of Employer, reflected in the most recent balance sheet of Employer; (iv) a transaction whereby any "person" (as such term is used in the Exchange Act or any individual, corporation, partnership, trust or any other entity) is or becomes the beneficial owner, directly or indirectly, of securities of Employer representing 25% or more of the combined voting power of Employer's then outstanding securities; (v) if in any one year period, individuals who at the beginning of such period constitute the Board of Directors of Employer cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by Employer's shareholders, of each new director is approved by a vote of a least three-quarters of the directors then still in office who were directors at the beginning of the period; (iv) a majority of the members of the Board of Directors of Employer in office prior to the happening of any event determines in its sole discretion that as a result of such event there has been a change in control. Notwithstanding the foregoing or anything else contained herein to the contrary, there shall not be a "change of control" for purposes of this Agreement if the event which would otherwise come within the meaning of the term "change of control" involves an Employee Stock Ownership Plan or similar plan sponsored by Employer or Bank which is the party that acquires "control" or is the principal participant in the transaction constituting a "change in control," as described above.

         16. Notices. Any notices to be given hereunder by either party to the other shall be in writing and may be transmitted by personal delivery or by U.S. mail, registered or certified, postage prepaid with return receipt requested. Mailed notices shall be addressed to the parties at the addresses listed as follows:


                  Employer:                 701 South Ham Lane
                                            Lodi, California 95242

                  Employee:

                  with a copy to:           Kevin W. Finck

                                            Attorney at Law
                                            Two Embarcadero Center, Suite 1670
                                            San Francisco, California 94111

         Each party may change the address for receipt of notices by written notice in accordance with this Paragraph 15. Notices delivered personally shall be deemed communicated as of the date of actual receipt; mailed notices shall be deemed communicated as of three (3) days after the date of mailing.

         17. Arbitration. All claims, disputes and other matters in question arising out of or relating to this Agreement or the breach or interpretation thereof, other than those matters which are to be determined by the Employer in its sole and absolute discretion, shall be resolved by binding arbitration before a representative member, selected by the mutual agreement of the parties, of the Judicial Arbitration and Mediation Services, Inc., San Francisco, California ("JAMS"), in accordance with the rules and procedures of JAMS then in effect. In the event JAMS is unable or unwilling to conduct such arbitration, or has discontinued its business, the parties agree that a representative member, selected by the mutual agreement of the parties, of the American Arbitration Association, San Francisco, California ("AAA"), shall conduct such binding arbitration in accordance with the rules and procedures of the AAA then in effect. Notice of the demand for arbitration shall be filed in writing with the other party to this Agreement and with JAMS (or AAA, if necessary). In no event shall the demand for arbitration be made after the date when institution of legal or equitable proceedings based on such claim, dispute or other matter in question would be barred by the applicable statute of limitations. Any award rendered by JAMS or AAA shall be final and binding upon the parties, and as applicable, their respective heirs, beneficiaries, legal representatives, agents, successors and assigns, and may be entered in any court having jurisdiction thereof. The obligation of the parties to arbitrate pursuant to this clause shall be specifically enforceable in accordance with, and shall be conducted consistently with, the provisions of Title 9 of Part 3 of the California Code of Civil Procedure. Any arbitration hereunder shall be conducted in Lodi, California, unless otherwise agreed to by the parties.

         18. Attorneys' Fees and Costs. In the event of litigation, arbitration or any other action or proceeding between the parties to interpret or enforce this Agreement or any part thereof or otherwise arising out of or relating to this Agreement, the prevailing party shall be entitled to recover his or its costs related to any such action or proceeding and his or its reasonable fees of attorneys, accountants and expert witnesses incurred by such party in connection with any such action or proceeding. The prevailing party shall be deemed to be the party which obtains substantially the relief sought by final resolution, compromise or settlement, or as may otherwise be determined by order of a court of competent jurisdiction in the event of litigation, an award or decision of one or more arbitrators in the event of arbitration, or a decision of a comparable official in the event of any other action or proceeding. Every obligation to indemnify under this Agreement includes the obligation to pay reasonable fees of attorneys, accountants and expert witnesses incurred by the indemnified party in connection with matters subject to indemnification.

         19. Entire Agreement. This Agreement supersedes any and all other agreements, either oral or in writing, between the parties with respect to the employment of Employee by Employer and Bank and contains all of the covenants and agreements between the parties with respect to the employment of Employee by Employer and Bank. Each party to this Agreement acknowledges that no other representations, inducements, promises, or agreements, oral or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not set forth herein, and that no other agreement, statement, or promise not contained in this Agreement shall be valid or binding on either party.

         20. Modifications. Any modification of this Agreement will be effective only if it is in writing and signed by the parties or their authorized representatives.

         21. Waiver. The failure of either party to insist on strict compliance with any of the terms, provisions, covenants, or conditions of this Agreement by the other party shall not be deemed a waiver of any term, provision, covenant, or condition, individually or in the aggregate, unless such waiver is in writing, nor shall any waiver or relinquishment of any right or power at any one time or times be deemed a waiver or relinquishment of that right or power for all or any other times.

         22. Partial Invalidity. If any provision in this Agreement is held by a court of competent jurisdiction to be invalid, void, or unenforceable, the remaining provisions shall nevertheless continue in full force and effect without being impaired or invalidated in any way.

         23. Interpretation. This Agreement shall be construed without regard to the party responsible for the preparation of the Agreement and shall be deemed to have been prepared jointly by the parties. Any ambiguity or uncertainty existing in this Agreement shall not be interpreted against either party, but according to the application of other rules of contract interpretation, if an ambiguity or uncertainty exists.

         24. Governing Law and Venue. The laws of the United States of America and the State of California, and the rules and regulations of the Office of the Comptroller of the Currency,

Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System shall govern the validity, construction and effect of this Agreement.

         25. Payments Due Deceased Employee. If Employee dies prior to the expiration of the term of his employment, any payments that may be due Employee from Employer under this Agreement as of the date of death shall be paid to Employee's executors, administrators, heirs, personal representatives, successors or assigns.

         26. Opportunity to Consult with Independent Advisors. Employee acknowledges that he has been afforded the opportunity to consult with independent advisors of his choosing including, without limitation, accountants or tax advisors and counsel regarding both the benefits granted to him under the terms of this Agreement and the (i) terms and conditions which may affect Employee's right to these benefits and (ii) personal tax effects of such benefits including, without limitation, the effects of any federal or state taxes, Section 280G of the Code, and any other taxes, costs, expenses or liabilities whatsoever related to such benefits, which in any of the foregoing instances, Employee acknowledges and agrees shall be the sole responsibility of Employee notwithstanding any other term or provision of this Agreement. Employee further acknowledges and agrees that Employer and Bank shall have no liability whatsoever related to any such personal tax effects or other personal costs, expenses, or liabilities applicable to Employee and further specifically waives any right for Employee, his heirs, beneficiaries, legal representatives, agents successors and assigns to claim or assert liability on the part of Employer related to the matters described in this Paragraph 26. Employee further acknowledges and agrees that he has read, understands and consents to all of the terms and conditions of this Agreement, and that he enters into this Agreement with a full understanding of its terms and conditions.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date set forth above, and, as to Employer, by an officer of Employer duly authorized by appropriate resolution of its Board of Directors.

EMPLOYER:                                      EMPLOYEE:

FIRST FINANCIAL BANCORP


By:
                                               David M. Philipp

Title: ________________________________

        Exhibit 10(j) Executive Supplemental Compensation Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and Leon
                        J. Zimmerman.


                  EXECUTIVE SUPPLEMENTAL COMPENSATION AGREEMENT


        This Agreement is made and entered into effective as of April 3, 1998 by and between Bank of Lodi, N.A., a national banking association chartered under the federal laws of the United States of America with its principal offices located in the City of Lodi, San Joaquin County, California (the "Employer"), and Leon J. Zimmerman, an individual residing in the State of California (the "Executive").

                                 R E C I T A L S

        WHEREAS, the Executive has been an employee of the Employer since April 2, 1990, and is currently serving as its President and Chief Executive Officer;

        WHEREAS, the Employer desires to establish a compensation benefit program as a fringe benefit for executive officers of the Employer in order to attract and retain individuals with extensive and valuable experience in the banking industry;

        WHEREAS, the Executive's experience and knowledge of the affairs of the Employer and the banking industry are extensive and valuable;

        WHEREAS, it is deemed to be in the best interests of the Employer to provide the Executive with certain fringe benefits, on the terms and conditions set forth herein, in order to reasonably induce the Executive to remain in the Employer's employment and to compensate the Employee for valuable services heretofore rendered to the Employer; and

        WHEREAS, the Executive and the Employer wish to specify in writing the terms and conditions upon which this additional compensatory incentive will be provided to the Executive, or to the Executive's spouse or the Executive's designated beneficiaries, as the case may be.

        NOW, THEREFORE, in consideration of the services to be performed by the Executive in the future, as well as the mutual promises and covenants contained herein, the Executive and the Employer agree as follows:

                                A G R E E M E N T

         1.  Terms and Definitions.

             1.1. Administrator. The Employer shall be the "Administrator" and, solely for the purposes of ERISA as defined in subparagraph 1.9 below, the "fiduciary" of this Agreement where a fiduciary is required by ERISA.

             1.2. Applicable Percentage. The term "Applicable Percentage" shall mean that percentage listed on Schedule "A" attached hereto which is adjacent to the number of calendar years which shall have elapsed from the date of the Executive's commencement of service to the Employer and ending on the date payments are to first begin under the terms of this Agreement. Notwithstanding the foregoing or the percentages set forth on Schedule "A," but subject to all other terms and conditions set forth herein, the "Applicable Percentage" shall be: (i) provided payments have not yet begun hereunder, one hundred percent (100%) upon the occurrence of a "Change in Control" as defined in subparagraph
1.4 below, or the  Executive's  death, or Disability (as defined in subparagraph
1.6 below), which death or Disability occurs prior to the termination of the Executive's employment by the Employer; and (ii) notwithstanding subclause (i) of this subparagraph 1.2, zero percent (0%) in the event the Executive takes any intentional action which prevents the Employer from collecting the proceeds of any life insurance policy which the Employer may happen to own at the time of the Executive's death and of which the Employer is the designated beneficiary. Furthermore, notwithstanding the foregoing, or anything contained in this Agreement to the contrary, in the event the Executive takes any intentional action which prevents the Employer from collecting the proceeds of any life insurance policy which the Employer may happen to own at the time of the Executive's death and of which the Employer is the designated beneficiary: (1) the Executive's estate or designated beneficiary shall no longer be entitled to receive any of the amounts payable under the terms of this Agreement, and (2) the Employer shall have the right to recover from Executive's estate all of the amounts paid to the Executive's estate (with respect to amounts paid prior to the Executive's death or paid to the Executive's estate) or designated beneficiary (with respect to amounts paid to the designated beneficiary) pursuant to the terms of this Agreement prior to and after Executive's death.

             1.3. Beneficiary. The term "beneficiary" or "designated beneficiary" shall mean the person or persons whom the Executive shall designate in a valid Beneficiary Designation, a copy of which is attached hereto as Schedule "C," to receive the benefits provided hereunder. A Beneficiary Designation shall be valid only if it is in the form attached hereto and made a part hereof and is received by the Administrator prior to the Executive's death.

             1.4. Change in Control. The term "Change in Control" shall mean the occurrence of any of the following events with respect to the Employer (with the term "Employer" being defined for purposes of determining whether a "Change in Control" has occurred to include any parent bank holding company organized at the direction of the Employer to own 100% of the Employer's outstanding common stock): (i) a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or in response to any other form or report to the regulatory agencies or governmental authorities having jurisdiction over the Employer or any stock exchange on which the Employer's shares are listed which requires the reporting of a change in control; (ii) any merger, consolidation or reorganization of the Employer in which the Employer does not survive; (iii) any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) of any assets of the Employer having an aggregate fair market value of fifty percent (50%) of the total value of the assets of the Employer, reflected in the most recent balance sheet of the Employer; (iv) a transaction whereby any "person" (as such term is used in the Exchange Act) or any individual, corporation, partnership, trust or any other entity becomes the beneficial owner, directly or indirectly, of securities of the Employer representing twenty-five percent (25%) or more of the combined voting power of the Employer's then outstanding securities; or (v) a situation where, in any one-year period, individuals who at the beginning of such period constitute the Board of Directors of the Employer cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by the Employer's shareholders, of each new director is approved by a vote of at least three-quarters (3/4) of the directors then still in office who were directors at the beginning of the period. Notwithstanding the foregoing or anything else contained herein to the contrary, there shall not be a "Change of Control" for purposes of this Agreement if the event which would otherwise come within the meaning of the term "Change of Control" involves (i) a reorganization at the direction of the Employer solely to form a parent bank holding company which owns 100% of the Employer's common stock following the reorganization, or (ii) an Employee Stock Ownership Plan sponsored by the Employer or its parent holding company which is the party that acquires "control" or is the principal participant in the transaction constituting a "Change in Control," as described above.

             1.5. The Code. The "Code" shall mean the Internal Revenue Code of 1986, as amended (the "Code").

             1.6. Disability/Disabled. The term "Disability" or "Disabled" shall have the same meaning given such terms in any policy of disability insurance maintained by the Employer for the benefit of employees including the Executive. In the absence of such a policy which extends coverage to the Executive in the event of disability, the terms shall mean bodily injury or disease (mental or physical) which wholly and continuously prevents the performance of duty for at least three months.

             1.7. Early Retirement Date. The term "Early Retirement Date" shall mean the Retirement, as defined below, of the Executive on a date which occurs prior to the Executive attaining sixty-two (62) years of age, but after the Executive has attained fifty-five (55) years of age.

             1.8. Effective Date. The term "Effective Date" shall mean the date first written above.

             1.9. ERISA. The term "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

             1.10. Executive Benefits. The term "Executive Benefits" shall mean the benefits determined in accordance with Schedule "B", and reduced or adjusted to the extent: (i) required under the other provisions of this Agreement, including, but not limited to, Paragraphs 5, 6 and 7 hereof; (ii) required by reason of the lawful order of any regulatory agency or body having jurisdiction over the Employer; or (iii) required in order for the Employer to properly comply with any and all applicable state and federal laws, including, but not limited to, income, employment and disability income tax laws (e.g., FICA, FUTA, SDI).

             1.11. Plan Year. The term "Plan Year" shall mean the Employer's fiscal year.

             1.12. Retirement. The term "Retirement" or "Retires" shall refer to the date which the Executive acknowledges in writing to Employer to be the last day he will provide any significant personal services, whether as an employee or independent consultant or contractor, to Employer or to, for, or on behalf of, any other business entity conducting, performing or making available to any person or entity banking or other financial services of any kind. For purposes of this Agreement, the phrase "significant personal services" shall mean more than ten (10) hours of personal services rendered to one or more individuals or entities in any thirty (30) day period.

             1.13. Surviving Spouse. The term "Surviving Spouse" shall mean the person, if any, who shall be legally married to the Executive on the date of the Executive's death.

             1.14. Termination for Cause. The term "Termination for Cause" shall mean termination of the employment of the Executive by reason of any of the following determined in good faith by the Employer's Board of Directors:

                   (a) The willful, intentional and material breach of duty by Executive in the course of his employment.

                   (b) The habitual and continued neglect by Executive of his employment duties and obligations under this Agreement.

                   (c)  The   continuous   mental  or  physical   incapacity  of
                        Executive, subject to Executive's disability rights under this Agreement.

                   (d) Executive's willful and intentional violation of any federal banking laws, or of the Bylaws, rules, policies or resolutions of Employer, or of the rules or regulations of the Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency, or other regulatory agency or governmental authority having jurisdiction over Employer.

                   (e) The written determination by a state or federal banking agency or governmental authority having jurisdiction over Employer that Executive is not suitable to act in the capacity for which he is employed by Employer.

                   (f)  Executive   is  convicted  of  any  felony  or  a  crime
                        involving moral turpitude or willfully and intentionally commits a fraudulent or dishonest act.

                   (g) Executive's willful and intentional disclosure, without authority, of any secret or confidential information concerning Employer or Executive takes any action which Employer's Board of Directors determines, in its sole discretion and subject to good faith, fair dealing and reasonableness, constitutes unfair competition with or induces any customer to breach any contract with Employer.

             2.    Scope, Purpose and Effect.

                   2.1. Contract of Employment. Although this Agreement is intended to provide the Executive with an additional incentive to remain in the employ of the Employer, this Agreement shall not be deemed to constitute a contract of employment between the Executive and the Employer nor shall any provision of this Agreement restrict or expand the right of the Employer to terminate the Executive's employment. This Agreement shall have no impact or effect upon any separate written Employment Agreement which the Executive may have with the Employer, it being the parties' intention and agreement that unless this Agreement is specifically referenced in said Employment Agreement (or any modification thereto), this Agreement (and the Employer's obligations hereunder) shall stand separate and apart and shall have no effect upon, nor be affected by, the terms and provisions of said Employment Agreement.

                   2.2. Fringe Benefit. The benefits provided by this Agreement are granted by the Employer as a fringe benefit to the Executive and are not a part of any salary reduction plan or any arrangement deferring a bonus or a salary increase. The Executive has no option to take any current payments or bonus in lieu of the benefits provided by this Agreement.

             3.    Payments  Upon  Early  Retirement  or  Retirement  and  After
                   Retirement.

                   3.1. Payments Upon Early Retirement. The Executive shall have the right to Retire on a date which constitutes an Early Retirement Date as defined in subparagraph 1.7 above. In the event the Executive elects to Retire on a date which constitutes an Early Retirement Date, the Executive shall be entitled to be paid the Applicable Percentage of the Executive Benefits, as defined above, in substantially equal monthly installments on the first day of each month, beginning with the month following the month in which the Early

Retirement Date occurs or upon such later date as may be mutually agreed upon by the Executive and the Employer in advance of said Early Retirement Date, payable
(i) for the period designated in Schedule "D" in the case of the balance in the Benefit Account and (ii) until the Executive's death in the case of the Index Benefit defined in Schedule "B".

                   3.2. Payments Upon Retirement. If the Executive shall remain in the continuous employment of the Employer until attaining sixty-two (62) years of age, the Executive shall be entitled to be paid the Applicable Percentage of the Executive Benefits, as defined above, in substantially equal monthly installments on the first day of each month, beginning with the month following the month in which the Executive Retires or upon such later date as may be mutually agreed upon by the Executive and the Employer in advance of said Retirement date, payable (i) for the period designated in Schedule "D" in the case of the balance in the Benefit Account and (ii) until the Executive's death in the case of the Index Benefit defined in Schedule "B". At the Employer's sole and absolute discretion, the Employer may increase the Executive Benefits as and when the Employer determines the same to be appropriate.

                   3.3. Payments in the Event of Death After Retirement. The Employer agrees that if the Executive Retires, but shall die before receiving all of the Executive Benefits Payments specified in Schedule "B", the Employer agrees to pay the Applicable Percentage of the Executive Benefits to the Executive's designated beneficiary in lump sum. If a valid Beneficiary Designation is not in effect, then the remaining amounts due to the Executive under the terms of this Agreement shall be paid to the Executive's Surviving Spouse. If the Executive leaves no Surviving Spouse, the remaining amounts due to the Executive under the terms of this Agreement shall be paid to the duly qualified personal representative, executor or administrator of the Executive's estate.

             4. Payments in the Event Death or Disability Occurs Prior to Retirement.

                   4.1. Payments in the Event of Death Prior to Retirement. If the Executive dies while actively employed by the Employer at any time after the Effective Date of this Agreement, but prior to Retirement, the Employer agrees to pay the Applicable Percentage of the Executive Benefits to the Executive's designated beneficiary in lump sum. If a valid Beneficiary Designation is not in effect, then the remaining amounts due to the Executive under the terms of this Agreement shall be paid to the Executive's Surviving Spouse. If the Executive leaves no Surviving Spouse, the remaining amounts due to the Executive under the terms of this Agreement shall be paid to the duly qualified personal representative, executor or administrator of the Executive's estate.

                   4.2. Payments in the Event of Disability Prior to Retirement. In the event the Executive becomes Disabled while actively employed by the Employer at any time after the Effective Date of this Agreement but prior to Retirement, the Executive shall be entitled to be paid the Applicable Percentage of the Executive Benefits, as defined above, in substantially equal monthly installments on the first day of each month, beginning with the month following the month in which the Executive becomes Disabled, payable (i) for the period designated in Schedule "D" in the case of the balance in the Benefit Account and
(ii) until the Executive's death in the case of the Index Benefit defined in Schedule "B".

             5. Payments in the Event Employment Is Terminated Prior to Retirement. As indicated in subparagraph 2.1 above, the Employer reserves the right to terminate the Executive's employment, with or without cause but subject to any written employment agreement which may then exist, at any time prior to the Executive's Retirement. In the event that the employment of the Executive shall be terminated, other than by reason of death, Disability or Retirement, prior to the Executive's attaining sixty-two (62) years of age, then this Agreement shall terminate upon the date of such termination of employment; provided, however, that the Executive shall be entitled to the following benefits as may be applicable depending upon the circumstances surrounding the Executive's termination:

                   5.1. Termination Without Cause. If the Executive's employment is terminated by the Employer without cause, and such termination is not subject to the provisions of subparagraph 5.4 below, the

Executive  shall  be  entitled  to be  paid  the  Applicable  Percentage  of the
Executive Benefits, as defined above, in substantially equal monthly installments on the first day of each month, beginning with the month following the month in which the Executive attains fifty-five (55) years of age or any month thereafter, as requested in writing by the Executive and delivered to the Employer or its successor thirty (30) days prior to the commencement of installment payments; provided, however, that in the event the Executive does not request a commencement date as specified, such installments shall be paid on the first day of each month, beginning with the month following the month in which the Executive attains sixty-two (62) years of age. The installments shall be payable (i) for the period designated in Schedule "D" in the case of the balance in the Benefit Account and (ii) until the Executive's death in the case of the Index Benefit defined in Schedule "B".

                   5.2. Voluntary Termination by the Executive. If the Executive's employment is terminated by voluntary resignation prior to the date specified in Schedule A which corresponds to an Applicable Percentage equal to one hundred percent (100%), and such resignation is not subject to the provisions of subparagraph 5.4 below, the Executive shall forfeit any and all rights and benefits he may have under the terms of this Agreement and shall have no right to be paid any of the amounts which would otherwise be due or paid to the Executive by the Employer pursuant to the terms of this Agreement.

                   5.3.  Termination for Cause. The Executive agrees that if his employment with the Employer is terminated "for cause," as defined in subparagraph 1.14 of this Agreement, he shall forfeit any and all rights and benefits he may have under the terms of this Agreement and shall have no right to be paid any of the amounts which would otherwise be due or paid to the Executive by the Employer pursuant to the terms of this Agreement.

                   5.4.  Termination  by the  Employer  on Account of or After a
Change in Control. In the event: (i) the Executive's employment with the Employer is terminated by the Employer in conjunction with, or by reason of, a "Change in Control" (as defined in subparagraph 1.4 above); or (ii) by reason of the Employer's actions any adverse and material change occurs in the scope of the Executive's position, responsibilities, duties, salary, benefits, or location of employment after a Change in Control occurs; or (iii) the Employer causes an event to occur which reasonably constitutes or results in a demotion, a significant diminution of responsibilities or authority, or a constructive termination (by forcing a resignation or otherwise) of the Executive's employment after a Change in Control occurs, then the Executive shall be entitled to be paid the Applicable Percentage of the Executive Benefits, as defined above, in substantially equal monthly installments on the first day of each month, beginning with the month following the month in which the Executive attains fifty-five (55) years of age or any month thereafter, as requested in writing by the Executive and delivered to the Employer or its successor thirty
(30) days prior to the commencement of installment payments; provided, however, that in the event the Executive does not request a commencement date as specified, such installments shall be paid on the first day of each month, beginning with the month following the month in which the Executive attains sixty-two (62) years of age. The installments shall be payable (i) for the period designated in Schedule "D" in the case of the balance in the Benefit Account and (ii) until the Executive's death in the case of the Index Benefit defined in Schedule "B".

                   5.5. Payments in the Event of Death Following Termination. If the Executive dies prior to receiving all of the Executive Benefits described in this Paragraph 5 to which the Executive is entitled, then the Employer will make such payments to the Executive's designated beneficiary in lump sum. If a valid Beneficiary Designation is not in effect, then the remaining amounts due to the Executive under the terms of this Agreement shall be paid to the Executive's Surviving Spouse. If the Executive leaves no Surviving Spouse, the remaining amounts due to the Executive under the terms of this Agreement shall be paid to the duly qualified personal representative, executor or administrator of the Executive's estate.

             6. Section 280G Adjustment. The Executive acknowledges and agrees that the parties have entered into this Agreement based upon certain financial and tax accounting assumptions. Accordingly, with full knowledge of the potential consequences the Executive agrees that, notwithstanding anything contained herein to the contrary, in the event that any payment or benefit received or to be received by the Executive, whether payable pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Employer (together with the Executive Benefits, the "Total Payments"), will not be deductible (in whole or in part) as a result of Code
Section 280G or other applicable provisions of the Code, the Total Payments shall be reduced until no portion of the Total Payments is nondeductible as a result of Section 280G or such other applicable provisions of the Code. For purposes of this limitation:

                   (a) No portion of the Total Payments, the receipt or enjoyment of which the Executive shall have effectively waived in writing prior to the date of payment of any future Executive Benefits payments, shall be taken into account;

                   (b) No portion of the Total Payments shall be taken into account, which in the opinion of the tax counsel selected by the Employer and acceptable to the Executive, does not constitute a "parachute payment" within the meaning of Section 280G of the Code;

                   (c) Any reduction of the Total Payments shall be applied to reduce any payment or benefit received or to be received by the Executive pursuant to the terms of this Agreement and any other plan, arrangement or agreement with the Employer in the order determined by mutual agreement of the Employer and the Executive;

                   (d) Future payments shall be reduced only to the extent necessary so that the Total Payments (other than those referred to in clauses
(a) or (b) above in their entirety) constitute reasonable compensation for services actually rendered within the meaning of Section 280G of the Code, in the opinion of tax counsel referred to in clause (b) above; and

                   (e) The value of any non-cash benefit or any deferred payment or benefit included in the Total Payments shall be determined by independent auditors selected by the Employer and acceptable to the Executive in accordance with the principles of Section 280G of the Code.

             7. Right To Determine Funding Methods. The Employer reserves the right to determine, in its sole and absolute discretion, whether, to what extent and by what method, if any, to provide for the payment of the amounts which may be payable to the Executive, the Executive's spouse or the Executive's beneficiaries under the terms of this Agreement. In the event that the Employer elects to fund this Agreement, in whole or in part, through the use of life insurance or annuities, or both, the Employer shall determine the ownership and beneficial interests of any such policy of life insurance or annuity. The Employer further reserves the right, in its sole and absolute discretion, to terminate any such policy, and any other device used to fund its obligations under this Agreement, at any time, in whole or in part. Consistent with Paragraph 9 below, neither the Executive, the Executive's spouse nor the Executive's beneficiaries shall have any right, title or interest in or to any funding source or amount utilized by the Employer pursuant to this Agreement, and any such funding source or amount shall not constitute security for the performance of the Employer's obligations pursuant to this Agreement. In connection with the foregoing, the Executive agrees to execute such documents and undergo such medical examinations or tests which the Employer may request and which may be reasonably necessary to facilitate any funding for this Agreement including, without limitation, the Employer's acquisition of any policy of insurance or annuity. Furthermore, a refusal by the Executive to consent to, participate in and undergo any such medical examinations or tests shall result in the immediate termination of this Agreement and the immediate forfeiture by the Executive, the Executive's spouse and the Executive's beneficiaries of any and all rights to payment hereunder.

             8. Claims Procedure. The Employer shall, but only to the extent necessary to comply with ERISA, be designated as the named fiduciary under this Agreement and shall have authority to control and manage the operation and administration of this Agreement. Consistent therewith, the Employer shall make all determinations as to the rights to benefits under this Agreement. Any decision by the Employer denying a claim by the Executive, the Executive's spouse, or the Executive's beneficiary for benefits under this Agreement shall be stated in writing and delivered or mailed, via registered or certified mail, to the Executive, the Executive's spouse or the Executive's beneficiary, as the case may be. Such decision shall set forth the specific reasons for the denial of a claim. In addition, the Employer shall provide the Executive, the Executive's spouse or the Executive's beneficiary with a reasonable opportunity for a full and fair review of the decision denying such claim.

             9. Status as an Unsecured General Creditor. Notwithstanding anything contained herein to the contrary: (i) neither the Executive, the Executive's spouse or the Executive's designated beneficiaries shall have any legal or equitable rights, interests or claims in or to any specific property or assets of the Employer as a result of this Agreement; (ii) none of the Employer's assets shall be held in or under any trust for the benefit of the Executive, the Executive's spouse or the Executive's designated beneficiaries or held in any way as security for the fulfillment of the obligations of the Employer under this Agreement; (iii) all of the Employer's assets shall be and remain the general unpledged and unrestricted assets of the Employer; (iv) the Employer's obligation under this Agreement shall be that of an unfunded and unsecured promise by the Employer to pay money in the future; and (v) the Executive, the Executive's spouse and the Executive's designated beneficiaries shall be unsecured general creditors with respect to any benefits which may be payable under the terms of this Agreement.

                   Notwithstanding subparagraphs (i) through (v) above, the Employer and the Executive acknowledge and agree that, in the event of a Change in Control, upon request of the Executive, or in the Employer's discretion if the Executive does not so request and the Employer nonetheless deems it appropriate, the Employer shall establish, not later than the effective date of the Change in Control, a Rabbi Trust or multiple Rabbi Trusts (the "Trust" or "Trusts") upon such terms and conditions as the Employer, in its sole discretion, deems appropriate and in compliance with applicable provisions of the Code, in order to permit the Employer to make contributions and/or transfer assets to the Trust or Trusts to discharge its obligations pursuant to this Agreement. The principal of the Trust or Trusts and any earnings thereon shall be held separate and apart from other funds of the Employer to be used exclusively for discharge of the Employer's obligations pursuant to this Agreement and shall continue to be subject to the claims of the Employer's general creditors until paid to the Executive or its beneficiaries in such manner and at such times as specified in this Agreement.

             10.   Discretion of Board to Accelerate Payout. Notwithstanding any
of the  other  provisions  of this  Agreement,  the  Board of  Directors  of the
Employer may, if determined in its sole and absolute discretion to be appropriate, accelerate the payment of the amounts due under the terms of this Agreement, provided that Executive (or Executive's spouse or designated beneficiaries): (i) consents to the revised payout terms determined appropriate by the Employer's Board of Directors; and (ii) does not negotiate or in anyway influence the terms of proposed altered/accelerated payout (said decision to be made solely by the Employer's Board of Directors and offered to the Executive [or Executive's spouse or designated beneficiaries] on a "take it or leave it basis").

             11.   Miscellaneous.

                   11.1. Opportunity To Consult With Independent Advisors. The Executive acknowledges that he has been afforded the opportunity to consult with independent advisors of his choosing including, without limitation, accountants or tax advisors and counsel regarding both the benefits granted to him under the terms of this Agreement and the (i) terms and conditions which may affect the Executive's right to these benefits and (ii) personal tax effects of such benefits including, without limitation, the effects of any federal or state taxes, Section 280G of the Code, and any other taxes, costs, expenses or liabilities whatsoever related to such benefits, which in any of the foregoing instances the Executive acknowledges and agrees shall be the sole responsibility of the Executive notwithstanding any other term or provision of this Agreement. The Executive further acknowledges and agrees that the Employer shall have no liability whatsoever related to any such personal tax effects or other personal costs, expenses, or liabilities applicable to the Executive and further specifically waives any right for the Executive, himself, and his heirs, beneficiaries, legal representatives, agents, successors, and assigns to claim or assert liability on the part of the Employer related to the matters described above in this subparagraph 11.1. The Executive further acknowledges and agrees that he has read, understands and consents to all of the terms and conditions of this Agreement, and that he enters into this Agreement with a full understanding of its terms and conditions.

                   11.2. Arbitration of Disputes. All claims, disputes and other matters in question arising out of or relating to this Agreement or the breach or interpretation thereof, other than those matters which are to be determined by the Employer in its sole and absolute discretion, shall be resolved by binding arbitration before a representative member, selected by the mutual agreement of the parties, of the Judicial Arbitration and Mediation Services, Inc. ("JAMS"), located in San Francisco, California. In the event JAMS is unable or unwilling to conduct the arbitration provided for under the terms of this Paragraph, or has discontinued its business, the parties agree that a representative member, selected by the mutual agreement of the parties, of the American Arbitration Association ("AAA"), located in San Francisco, California, shall conduct the binding arbitration referred to in this Paragraph. Notice of the demand for arbitration shall be filed in writing with the other party to this Agreement and with JAMS (or AAA, if necessary). In no event shall the demand for arbitration be made after the date when institution of legal or equitable proceedings based on such claim, dispute or other matter in question would be barred by the applicable statute of limitations. The arbitration shall be subject to such rules of procedure used or established by JAMS, or if there are none, the rules of procedure used or established by AAA. Any award rendered by JAMS or AAA shall be final and binding upon the parties, and as applicable, their respective heirs, beneficiaries, legal representatives, agents, successors and assigns, and may be entered in any court having jurisdiction thereof. The obligation of the parties to arbitrate pursuant to this clause shall be specifically enforceable in accordance with, and shall be conducted consistently with, the provisions of Title 9 of Part 3 of the California Code of Civil Procedure. Any arbitration hereunder shall be conducted in Lodi, California, unless otherwise agreed to by the parties.

                   11.3. Attorneys' Fees. In the event of any arbitration or litigation concerning any controversy, claim or dispute between the parties hereto, arising out of or relating to this Agreement or the breach hereof, or the interpretation hereof, the prevailing party shall be entitled to recover from the losing party reasonable expenses, attorneys' fees and costs incurred in connection therewith or in the enforcement or collection of any judgment or award rendered therein. The "prevailing party" means the party determined by the arbitrator(s) or court, as the case may be, to have most nearly prevailed, even if such party did not prevail in all matters, not necessarily the one in whose favor a judgment is rendered.

                   11.4. Notice. Any notice required or permitted of either the Executive or the Employer under this Agreement shall be deemed to have been duly given, if by personal delivery, upon the date received by the party or its authorized representative; if by facsimile, upon transmission to a telephone number previously provided by the party to whom the facsimile is transmitted as reflected in the records of the party transmitting the facsimile and upon reasonable confirmation of such transmission; and if by mail, on the third day after mailing via U.S. first class mail, registered or certified, postage prepaid and return receipt requested, and addressed to the party at the address given below for the receipt of notices, or such changed address as may be requested in writing by a party.

                   If to the Employer:   Bank of Lodi, N.A.
                                              701 S. Ham Lane
                                              Lodi, California  95242-3537

                                              Attn: Chairman of the Board

                   If to the Executive:  Leon J. Zimmerman
                   with a copy to:            Kevin W. Finck
                                              Attorney at Law
                                              Two Embarcadero Center, Suite 1670
                                              San Francisco, CA 94111

                   11.5. Assignment. Neither the Executive, the Executive's spouse, nor any other beneficiary under this Agreement shall have any power or right to transfer, assign, anticipate, hypothecate, modify or otherwise encumber any part or all of the amounts payable hereunder, nor, prior to payment in accordance with the terms of this Agreement, shall any portion of such amounts be: (i) subject to seizure by any creditor of any such beneficiary, by a proceeding at law or in equity, for the payment of any debts, judgments, alimony or separate maintenance obligations which may be owed by the Executive, the Executive's spouse, or any designated beneficiary; or (ii) transferable by operation of law in the event of bankruptcy, insolvency or otherwise. Any such attempted assignment or transfer shall be void and shall terminate this Agreement, and the Employer shall thereupon have no further liability hereunder.

                   11.6. Binding Effect/Merger or Reorganization. This Agreement shall be binding upon and inure to the benefit of the Executive and the Employer and, as applicable, their respective heirs, beneficiaries, legal representatives, agents, successors and assigns. Accordingly, the Employer shall not merge or consolidate into or with another corporation, or reorganize or sell substantially all of its assets to another corporation, firm or person, unless and until such succeeding or continuing corporation, firm or person agrees to assume and discharge the obligations of the Employer under this Agreement. Upon the occurrence of such event, the term "Employer" as used in this Agreement shall be deemed to refer to such surviving or successor firm, person, entity or corporation.

                   11.7. Nonwaiver. The failure of either party to enforce at any time or for any period of time any one or more of the terms or conditions of this Agreement shall not be a waiver of such term(s) or condition(s) or of that party's right thereafter to enforce each and every term and condition of this Agreement.

                   11.8. Partial Invalidity. If any term, provision, covenant, or condition of this Agreement is determined by an arbitrator or a court, as the case may be, to be invalid, void, or unenforceable, such determination shall not render any other term, provision, covenant or condition invalid, void or unenforceable, and the Agreement shall remain in full force and effect notwithstanding such partial invalidity.

                   11.9. Entire Agreement. This Agreement supersedes any and all other agreements, either oral or in writing, between the parties with respect to the subject matter of this Agreement and contains all of the covenants and agreements between the parties with respect thereto. Each party to this Agreement acknowledges that no other representations, inducements, promises, or agreements, oral or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not set forth herein, and that no other agreement, statement, or promise not contained in this Agreement shall be valid or binding on either party.

                   11.10. Modifications. Any modification of this Agreement shall be effective only if it is in writing and signed by each party or such party's authorized representative.

                   11.11. Paragraph Headings. The paragraph headings used in this Agreement are included solely for the convenience of the parties and shall not affect or be used in connection with the interpretation of this Agreement.

                   11.12. No Strict Construction. The language used in this Agreement shall be deemed to be the language chosen by the parties hereto to express their mutual intent, and no rule of strict construction will be applied against any person.

                   11.13. Governing Law. The laws of the State of California, other than those laws denominated choice of law rules, and, where applicable, the rules and regulations of the Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency, or other regulatory agency or governmental authority having jurisdiction over Employer, shall govern the validity, interpretation, construction and effect of this Agreement.

        IN WITNESS WHEREOF, the Employer and the Executive have executed this Agreement on the date first above-written in the City of Lodi, San Joaquin County, California.

THE EMPLOYER                                        THE EXECUTIVE

Bank of Lodi, N.A.



By:  /s/ Benjamin R. Goehring                       /s/ Leon J. Zimmerman
     ------------------------                       ---------------------
     Benjamin R. Goehring,                          Leon J. Zimmerman
     Chairman of the Board
     of Directors

                                   SCHEDULE A



CALENDAR YEAR                                              APPLICABLE PERCENTAGE
-------------                                              ---------------------


April 2, 1990 to April 1, 1998................................   60.00%

April 2, 1999.................................................   80.00%

April 2, 2000.................................................  100.00%

                                   SCHEDULE B


                               EXECUTIVE BENEFITS


1.      Executive Benefits Determination.

        The Executive Benefits shall be determined based upon the following:

        a.         Benefit Account:

                   A Benefit Account shall be established as a liability reserve account on the books of the Employer for the benefit of the Executive. Prior to the Executive's Retirement or other termination of service under the Agreement, such Benefit Account shall be increased each Plan Year (including the Plan Year in which the Executive ceases to be employed by the Employer) by an amount as may equal any annual earnings for that Plan Year determined by the Index (described in subparagraph c below), less the Opportunity Cost (described in subparagraph d below) for that Plan Year.

        b.         Index Benefit:

                   After the  Executive's  Retirement  or other  termination  of service  under  the  Agreement,  the  Index  Benefit  for the
                   Executive   for  any  Plan  Year  shall  be   determined   by
                   subtracting the Opportunity  Cost for that Plan Year from the earnings (if any) established by the Index.

--------------------------------------------------------------------------------------------------------------------
                                                     EXAMPLE
                                             INDEX BENEFIT CALCULATION
--------------------------------------------------------------------------------------------------------------------
                                      Assume Initial Insurance = $1,000,000
--------------------------------------------------------------------------------------------------------------------
End of Year  Cash Surrender Value of Life           Index              Opportunity Cost               Benefit
             Insurance Policy                   [Annual Policy     [After Tax One Year U.S.           Account
                                                   Income]          Treasury Yield (5.00%)]         [cumulative]
------------ --------------------------------- ----------------- ----------------------------- ---------------------
     1                  $1,050,000                 $50,000                $(30,000)                  $20,000
------------ --------------------------------- ----------------- ----------------------------- ---------------------
     2                  $1,102,500                 $52,500                $(31,500)                  $41,000
------------ --------------------------------- ----------------- ----------------------------- ---------------------
     3                  $1,157,625                 $55,125                $(33,075)                  $63,050
------------ --------------------------------- ----------------- ----------------------------- ---------------------

        c.         Index:

                   The Index for any Plan Year shall be the aggregate annual after-tax income from the life insurance contracts described hereinafter as defined by FASB Technical Bulletin 85-4. This Index shall be applied as if such insurance contracts were purchased on the Effective Date.

                   Insurance Company: TransAmerica Assurance Company

                   Option: A                         Face Amount: $309,000
                   Policy Form: Flex Premium         Premiums Paid: $300,000
                                Adjustable Life      Number of Premium Payments:
                   Policy Name: Tac Saver                   One
                   Insured's Age and Sex: 55/Male    Assumed Purchase Date:
                   Riders:    None                          04/03/98
                   Ratings:   According to the
                              health of the insured

                   Insurance Company: The Canada Life Assurance Company
                   Option: A                        Face Amount: $2,748,259
                   Policy Form: Whole Life          Premiums Paid: $1,200,000
                   Policy Name: CL/1                Number of Premium Payments:
                   Insured's Age and Sex: 55/Male           One
                   Riders:    None                  Assumed Purchase Date:
                   Ratings:   According to the              04/03/98
                              health of the insured

                   If such contracts of life insurance are actually purchased by the Employer, then the actual policies as of the dates purchased shall be used in calculations to determine the Index and Opportunity Cost. If such contracts of life insurance are not purchased or are subsequently surrendered or lapsed, then the Employer shall receive and use annual policy illustrations that assume the above described policies were purchased from the above named insurance company(ies) on the Effective Date to calculate the amount of the Index and Opportunity Cost.

        d.         Opportunity Cost:

                   The Opportunity Cost for any Plan Year shall be calculated by multiplying (a) the sum of (i) the total amount of premiums set forth in the insurance policies described above, (ii) the amount of any Index Benefits (described at subparagraph b above), and (iii) the amount of all previous years after-tax Opportunity Costs; by (b) the average annualized after-tax cost of funds calculated using the average monthly one-year CMT (Constant Maturity Treasury) for the Plan Year as published by the Board of Governors of the Federal Reserve System, Publication H.15(519). The applicable tax rate used to calculate the Opportunity Cost shall be the Employer's average marginal tax rate based upon Employer's average taxable income for each Plan Year until the Executive's Retirement, or other termination of service (including a Change in Control). Thereafter, the Opportunity Cost shall be calculated with the assumption of a marginal forty-two percent (42%) corporate tax rate each year regardless of whether the actual marginal tax rate of the Employer is higher or lower.

2.      Executive Benefits Payments.

        The Executive shall be entitled to payment of the Applicable Percentage of (i) the balance in the Benefit Account in installments upon the terms as specified in the Agreement, and (ii) the Index Benefit for each Plan Year payable in installments until the Executive's death.

                                   SCHEDULE C


                             BENEFICIARY DESIGNATION


         To the Administrator of the Bank of Lodi, N.A. Executive Supplemental Compensation Agreement:

         Pursuant to the Provisions of my Executive Supplemental Compensation Agreement with Bank of Lodi, N.A., permitting the designation of a beneficiary or beneficiaries by a participant, I hereby designate the following persons and entities as primary and secondary beneficiaries of any benefit under said Agreement payable by reason of my death:

Primary Beneficiary:



----------------------   --------------------   -----------------------------
Name                          Address                    Relationship


Secondary (Contingent) Beneficiary:



----------------------   ---------------------   ----------------------------
Name                          Address                    Relationship


THE RIGHT TO REVOKE OR CHANGE ANY  BENEFICIARY  DESIGNATION IS HEREBY  RESERVED.
ALL  PRIOR  DESIGNATIONS,   IF  ANY,  OF  PRIMARY  BENEFICIARIES  AND  SECONDARY
BENEFICIARIES ARE HEREBY REVOKED.


         The Administrator shall pay all sums payable under the Agreement by reason of my death to the Primary Beneficiary, if he or she survives me, and if no Primary Beneficiary shall survive me, then to the Secondary Beneficiary, and if no named beneficiary survives me, then the Administrator shall pay all amounts in accordance with the terms of my Executive Supplemental Compensation Agreement. In the event that a named beneficiary survives me and dies prior to receiving the entire benefit payable under said Agreement, then and in that event, the remaining unpaid benefit payable according to the terms of my Executive Supplemental Compensation Agreement shall be payable to the personal representatives of the estate of said beneficiary who survived me but died prior to receiving the total benefit provided by my Executive Supplemental Compensation Agreement.




Dated:  _______, 1998         _____________________________________________
                                                    Leon J. Zimmerman

CONSENT OF THE EXECUTIVE'S SPOUSE
TO THE ABOVE BENEFICIARY DESIGNATION:


        I, ______________, being the spouse of Leon J. Zimmerman, after being afforded the opportunity to consult with independent counsel of my choosing, do hereby acknowledge that I have read, agree and consent to the foregoing Beneficiary Designation which relates to the Executive Supplemental Compensation Agreement entered into by my spouse effective as of _______, 1998. I understand that the above Beneficiary Designation may affect certain rights which I may have in the benefits provided for under the terms of the Executive Supplemental Compensation Agreement and in which I may have a marital property interest.

Dated:  ________, 1998



                   ------------------------------------------

                                   SCHEDULE D


                              DISTRIBUTION ELECTION

Pursuant to the Provisions of my Executive Supplemental Compensation Agreement with Bank of Lodi, N.A., I hereby elect to have any distribution of the balance in my Benefit Account paid to me in installments as designated below:


                        thirty-six (36) monthly  installments with the amount of
         ---- each installment determined as of each installment date by dividing the entire amount in my Benefit Account by the number of installments then remaining to be paid, with the final installment to be the entire remaining balance in the Benefit Account.

                        sixty (60) monthly  installments with the amount of each
         ---- installment determined as of each installment date by dividing the entire amount in my Benefit Account by the number of installments then remaining to be paid, with the final installment to be the entire remaining balance in the Benefit Account.

                        one hundred twenty (120) monthly  installments  with the
         ----           amount  of  each  installment   determined  as  of  each
                        installment date by dividing the entire amount in my Benefit Account by the number of installments then remaining to be paid, with the final installment to be the entire remaining balance in the Benefit Account.

                        one hundred eighty (180) monthly  installments  with the
         ----           amount  of  each  installment   determined  as  of  each
                        installment date by dividing the entire amount in my Benefit Account by the number of installments then remaining to be paid, with the final installment to be the entire remaining balance in the Benefit Account.

        Dated:  _______, 1998


        Signed:
                       Leon J. Zimmerman

        Exhibit 10(k) Executive Supplemental Compensation Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and David M. Philipp.

                  EXECUTIVE SUPPLEMENTAL COMPENSATION AGREEMENT


        This Agreement is made and entered into effective as of April 3, 1998 by and between Bank of Lodi, N.A., a national banking association chartered under the federal laws of the United States of America with its principal offices located in the City of Lodi, San Joaquin County, California (the "Employer"), and David M. Philipp, an individual residing in the State of California (the "Executive").

                                 R E C I T A L S

        WHEREAS, the Executive has been an employee of the Employer since April 6, 1992, and is currently serving as its Executive Vice President, Chief Financial Officer and Secretary;

        WHEREAS, the Employer desires to establish a compensation benefit program as a fringe benefit for executive officers of the Employer in order to attract and retain individuals with extensive and valuable experience in the banking industry;

         WHEREAS, the Executive's experience and knowledge of the affairs of the Employer and the banking industry are extensive and valuable;

        WHEREAS, it is deemed to be in the best interests of the Employer to provide the Executive with certain fringe benefits, on the terms and conditions set forth herein, in order to reasonably induce the Executive to remain in the Employer's employment and to compensate the Employee for valuable services heretofore rendered to the Employer; and

        WHEREAS, the Executive and the Employer wish to specify in writing the terms and conditions upon which this additional compensatory incentive will be provided to the Executive, or to the Executive's spouse or the Executive's designated beneficiaries, as the case may be.

        NOW, THEREFORE, in consideration of the services to be performed by the Executive in the future, as well as the mutual promises and covenants contained herein, the Executive and the Employer agree as follows:

                                A G R E E M E N T

         1.        Terms and Definitions.

                   1.1. Administrator. The Employer shall be the "Administrator" and, solely for the purposes of ERISA as defined in subparagraph 1.9 below, the "fiduciary" of this Agreement where a fiduciary is required by ERISA.

                   1.2. Applicable Percentage. The term "Applicable Percentage" shall mean that percentage listed on Schedule "A" attached hereto which is adjacent to the number of calendar years which shall have elapsed from the date of the Executive's commencement of service to the Employer. Notwithstanding the foregoing or the percentages set forth on Schedule "A," but subject to all other terms and conditions set forth herein, the "Applicable Percentage" shall be: (i) provided payments have not yet begun hereunder, one hundred percent (100%) upon the occurrence of a "Change in Control" as defined in subparagraph 1.4 below, or the Executive's death, or Disability (as defined in subparagraph 1.6 below), which death or Disability occurs prior to the termination of the Executive's employment by the Employer; and (ii) notwithstanding subclause (i) of this subparagraph 1.2, zero percent (0%) in the event the Executive takes any intentional action which prevents the Employer from collecting the proceeds of any life insurance policy which the Employer may happen to own at the time of the Executive's death and of which the Employer is the designated beneficiary. Furthermore, notwithstanding the foregoing, or anything contained in this Agreement to the contrary, in the event the Executive takes any intentional action which prevents the Employer from collecting the proceeds of any life insurance policy which the Employer may happen to own at the time of the Executive's death and of which the Employer is the designated beneficiary: (1) the Executive's estate or designated beneficiary shall no longer be entitled to receive any of the amounts payable under the terms of this Agreement, and (2) the Employer shall have the right to recover from Executive's estate all of the amounts paid to the Executive's estate (with respect to amounts paid prior to the Executive's death or paid to the Executive's estate) or designated beneficiary (with respect to amounts paid to the designated beneficiary) pursuant to the terms of this Agreement prior to and after Executive's death.

                   1.3. Beneficiary. The term "beneficiary" or "designated beneficiary" shall mean the person or persons whom the Executive shall designate in a valid Beneficiary Designation, a copy of which is attached hereto as Schedule "C," to receive the benefits provided hereunder. A Beneficiary Designation shall be valid only if it is in the form attached hereto and made a part hereof and is received by the Administrator prior to the Executive's death.

                   1.4. Change in Control. The term "Change in Control" shall mean the occurrence of any of the following events with respect to the Employer (with the term "Employer" being defined for purposes of determining whether a "Change in Control" has occurred to include any parent bank holding company organized at the direction of the Employer to own 100% of the Employer's outstanding common stock): (i) a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or in response to any other form or report to the regulatory agencies or governmental authorities having jurisdiction over the Employer or any stock exchange on which the Employer's shares are listed which requires the reporting of a change in control; (ii) any merger, consolidation or reorganization of the Employer in which the Employer does not survive; (iii) any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) of any assets of the Employer having an aggregate fair market value of fifty percent (50%) of the total value of the assets of the Employer, reflected in the most recent balance sheet of the Employer; (iv) a transaction whereby any "person" (as such term is used in the Exchange Act) or any individual, corporation, partnership, trust or any other entity becomes the beneficial owner, directly or indirectly, of securities of the Employer representing twenty-five percent (25%) or more of the combined voting power of the Employer's then outstanding securities; or (v) a situation where, in any one-year period, individuals who at the beginning of such period constitute the Board of Directors of the Employer cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by the Employer's shareholders, of each new director is approved by a vote of at least three-quarters (3/4) of the directors then still in office who were directors at the beginning of the period. Notwithstanding the foregoing or anything else contained herein to the contrary, there shall not be a "Change of Control" for purposes of this Agreement if the event which would otherwise come within the meaning of the term "Change of Control" involves (i) a reorganization at the direction of the Employer solely to form a parent bank holding company which owns 100% of the Employer's common stock following the reorganization, or (ii) an Employee Stock Ownership Plan sponsored by the Employer or its parent holding company which is the party that acquires "control" or is the principal participant in the transaction constituting a "Change in Control," as described above.

                   1.5. The Code. The "Code" shall mean the Internal Revenue Code of 1986, as amended (the "Code").

                   1.6. Disability/Disabled. The term "Disability" or "Disabled" shall have the same meaning given such terms in any policy of disability insurance maintained by the Employer for the benefit of employees including the Executive. In the absence of such a policy which extends coverage to the Executive in the event of disability, the terms shall mean bodily injury or disease (mental or physical) which wholly and continuously prevents the performance of duty for at least three months.

                   1.7. Early Retirement Date. The term "Early Retirement Date" shall mean the Retirement, as defined below, of the Executive on a date which occurs prior to the Executive attaining sixty-two (62) years of age, but after the Executive has attained fifty-five (55) years of age.

                   1.8. Effective Date. The term "Effective Date" shall mean the date first written above.

                   1.9. ERISA.   The  term  "ERISA"   shall  mean  the  Employee
Retirement Income Security Act of 1974, as amended.

                   1.10. Executive Benefits. The term "Executive Benefits" shall mean the benefits determined in accordance with Schedule "B", and reduced or adjusted to the extent: (i) required under the other provisions of this Agreement, including, but not limited to, Paragraphs 5, 6 and 7 hereof; (ii) required by reason of the lawful order of any regulatory agency or body having jurisdiction over the Employer; or (iii) required in order for the Employer to properly comply with any and all applicable state and federal laws, including, but not limited to, income, employment and disability income tax laws (e.g., FICA, FUTA, SDI).

                   1.11. Plan  Year.   The  term  "Plan  Year"  shall  mean  the
Employer's fiscal year.

                   1.12. Retirement. The term "Retirement" or "Retires" shall refer to the date which the Executive acknowledges in writing to Employer to be the last day he will provide any significant personal services, whether as an employee or independent consultant or contractor, to Employer or to, for, or on behalf of, any other business entity conducting, performing or making available to any person or entity banking or other financial services of any kind. For purposes of this Agreement, the phrase "significant personal services" shall mean more than ten (10) hours of personal services rendered to one or more individuals or entities in any thirty (30) day period.

                   1.13. Surviving Spouse. The term "Surviving Spouse" shall mean the person, if any, who shall be legally married to the Executive on the date of the Executive's death.

                   1.14. Termination for Cause. The term "Termination for Cause" shall mean termination of the employment of the Executive by reason of any of the following determined in good faith by the Employer's Board of Directors:

                        (a) The willful, intentional and material breach of duty by Executive in the course of his employment.

                        (b) The habitual and continued neglect by Executive of his employment duties and obligations under this Agreement.

                        (c)   The  continuous  mental or physical  incapacity of
                              Executive,   subject  to  Executive's   disability
                              rights under this Agreement.

                        (d) Executive's willful and intentional violation of any federal banking laws, or of the Bylaws, rules, policies or resolutions of Employer, or of the rules or regulations of the Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency, or other regulatory agency or governmental authority having jurisdiction over Employer.

                        (e) The written determination by a state or federal banking agency or governmental authority having jurisdiction over Employer that Executive is not suitable to act in the capacity for which he is employed by Employer.

                        (f) Executive is convicted of any felony or a crime involving moral turpitude or willfully and intentionally commits a fraudulent or dishonest act.

                        (g) Executive's willful and intentional disclosure, without authority, of any secret or confidential information concerning Employer or Executive takes any action which Employer's Board of Directors determines, in its sole discretion and subject to good faith, fair dealing and reasonableness, constitutes unfair competition with or induces any customer to breach any contract with Employer.

        2.         Scope, Purpose and Effect.

                   2.1. Contract of Employment. Although this Agreement is intended to provide the Executive with an additional incentive to remain in the employ of the Employer, this Agreement shall not be deemed to constitute a contract of employment between the Executive and the Employer nor shall any provision of this Agreement restrict or expand the right of the Employer to terminate the Executive's employment. This Agreement shall have no impact or effect upon any separate written Employment Agreement which the Executive may have with the Employer, it being the parties' intention and agreement that unless this Agreement is specifically referenced in said Employment Agreement (or any modification thereto), this Agreement (and the Employer's obligations hereunder) shall stand separate and apart and shall have no effect upon, nor be affected by, the terms and provisions of said Employment Agreement.

                   2.2. Fringe Benefit. The benefits provided by this Agreement are granted by the Employer as a fringe benefit to the Executive and are not a part of any salary reduction plan or any arrangement deferring a bonus or a salary increase. The Executive has no option to take any current payments or bonus in lieu of the benefits provided by this Agreement.



        3.         Payments  Upon  Early  Retirement  or  Retirement  and  After
                   Retirement.

                   3.1. Payments Upon Early Retirement. The Executive shall have the right to Retire on a date which constitutes an Early Retirement Date as defined in subparagraph 1.7 above. In the event the Executive elects to Retire on a date which constitutes an Early Retirement Date, the Executive shall be entitled to be paid the Applicable Percentage of the Executive Benefits, as defined above, in substantially equal monthly installments on the first day of each month, beginning with the month following the month in which the Early Retirement Date occurs or upon such later date as may be mutually agreed upon by the Executive and the Employer in advance of said Early Retirement Date, payable (i) for the period designated in Schedule "D" in the case of the balance in the Benefit Account and
(ii) until the Executive's death in the case of the Index Benefit defined in Schedule "B".

                   3.2. Payments Upon Retirement. If the Executive shall remain in the continuous employment of the Employer until attaining sixty-two (62) years of age, the Executive shall be entitled to be paid the Applicable Percentage of the Executive Benefits, as defined above, in substantially equal monthly installments on the first day of each month, beginning with the month following the month in which the Executive Retires or upon such later date as may be mutually agreed upon by the Executive and the Employer in advance of said Retirement date, payable (i) for the period designated in Schedule "D" in the case of the balance in the Benefit Account and (ii) until the Executive's death in the case of the Index Benefit defined in Schedule "B". At the Employer's sole and absolute discretion, the Employer may increase the Executive Benefits as and when the Employer determines the same to be appropriate.

                   3.3. Payments in the Event of Death After Retirement. The Employer agrees that if the Executive Retires, but shall die before receiving all of the Executive Benefits Payments specified in Schedule "B", the Employer agrees to pay the Applicable Percentage of the Executive Benefits to the Executive's designated beneficiary in lump sum. If a valid Beneficiary Designation is not in effect, then the remaining amounts due to the Executive under the terms of this Agreement shall be paid to the Executive's Surviving Spouse. If the Executive leaves no Surviving Spouse, the remaining amounts due to the Executive under the terms of this Agreement shall be paid to the duly qualified personal representative, executor or administrator of the Executive's estate.

        4.         Payments in the Event  Death or  Disability  Occurs  Prior to
                   Retirement.

                   4.1. Payments in the Event of Death Prior to Retirement. If the Executive dies while actively employed by the Employer at any time after the Effective Date of this Agreement, but prior to Retirement, the Employer agrees to pay the Applicable Percentage of the Executive Benefits to the Executive's designated beneficiary in lump sum. If a valid Beneficiary Designation is not in effect, then the remaining amounts due to the Executive under the terms of this Agreement shall be paid to the Executive's Surviving Spouse. If the Executive leaves no Surviving Spouse, the remaining amounts due to the Executive under the terms of this Agreement shall be paid to the duly qualified personal representative, executor or administrator of the Executive's estate.

                   4.2. Payments in the Event of Disability Prior to Retirement. In the event the Executive becomes Disabled while actively employed by the Employer at any time after the Effective Date of this Agreement but prior to Retirement, the Executive shall be entitled to be paid the Applicable Percentage of the Executive Benefits, as defined above, in substantially equal monthly installments on the first day of each month, beginning with the month following the month in which the Executive becomes Disabled, payable (i) for the period designated in Schedule "D" in the case of the balance in the Benefit Account and
(ii) until the Executive's death in the case of the Index Benefit defined in Schedule "B".

        5. Payments in the Event Employment Is Terminated Prior to Retirement. As indicated in subparagraph 2.1 above, the Employer reserves the right to terminate the Executive's employment, with or without cause but subject to any written employment agreement which may then exist, at any time prior to the Executive's Retirement. In the event that the employment of the Executive shall be terminated, other than by reason of death, Disability or Retirement, prior to the Executive's attaining sixty-two (62) years of age, then this Agreement shall terminate upon the date of such termination of employment; provided, however, that the Executive shall be entitled to the following benefits as may be applicable depending upon the circumstances surrounding the Executive's termination:

                   5.1. Termination Without Cause. If the Executive's employment is terminated by the Employer without cause, and such termination is not subject to the provisions of subparagraph 5.4 below, the Executive shall be entitled to be paid the Applicable Percentage of the Executive Benefits, as defined above, in substantially equal monthly installments on the first day of each month, beginning with the month following the month in which the Executive attains fifty-five (55) years of age or any month thereafter, as requested in writing by the Executive and delivered to the Employer or its successor thirty (30) days prior to the commencement of installment payments; provided, however, that in the event the Executive does not request a commencement date as specified, such installments shall be paid on the first day of each month, beginning with the month following the month in which the Executive attains sixty-two (62) years of age. The installments shall be payable (i) for the period designated in Schedule "D" in the case of the balance in the Benefit Account and (ii) until the Executive's death in the case of the Index Benefit defined in Schedule "B".

                   5.2. Voluntary Termination by the Executive. If the Executive's employment is terminated by voluntary resignation prior to the date specified in Schedule A which corresponds to an Applicable Percentage equal to one hundred percent (100%), and such resignation is not subject to the provisions of subparagraph 5.4 below, the Executive shall forfeit any and all rights and benefits he may have under the terms of this Agreement and shall have no right to be paid any of the amounts which would otherwise be due or paid to the Executive by the Employer pursuant to the terms of this Agreement.

                   5.3.  Termination for Cause. The Executive agrees that if his employment with the Employer is terminated "for cause," as defined in subparagraph 1.14 of this Agreement, he shall forfeit any and all rights and benefits he may have under the terms of this Agreement and shall have no right to be paid any of the amounts which would otherwise be due or paid to the Executive by the Employer pursuant to the terms of this Agreement.

                   5.4.  Termination  by the  Employer  on Account of or After a
Change in Control. In the event: (i) the Executive's employment with the Employer is terminated by the Employer in conjunction with, or by reason of, a "Change in Control" (as defined in subparagraph 1.4 above); or (ii) by reason of the Employer's actions any adverse and material change occurs in the scope of the Executive's position, responsibilities, duties, salary, benefits, or location of employment after a Change in Control occurs; or (iii) the Employer causes an event to occur which reasonably constitutes or results in a demotion, a significant diminution of responsibilities or authority, or a constructive termination (by forcing a resignation or otherwise) of the Executive's employment after a Change in Control occurs, then the Executive shall be entitled to be paid the Applicable Percentage of the Executive Benefits, as defined above, in substantially equal monthly installments on the first day of each month, beginning with the month following the month in which the Executive attains fifty-five (55) years of age or any month thereafter, as requested in writing by the Executive and delivered to the Employer or its successor thirty
(30) days prior to the commencement of installment payments; provided, however, that in the event the Executive does not request a commencement date as specified, such installments shall be paid on the first day of each month, beginning with the month following the month in which the Executive attains sixty-two (62) years of age. The installments shall be payable (i) for the period designated in Schedule "D" in the case of the balance in the Benefit Account and (ii) until the Executive's death in the case of the Index Benefit defined in Schedule "B".

                   5.5. Payments in the Event of Death Following Termination. If the Executive dies prior to receiving all of the Executive Benefits described in this Paragraph 5 to which the Executive is entitled, then the Employer will make such payments to the Executive's designated beneficiary in lump sum. If a valid Beneficiary Designation is not in effect, then the remaining amounts due to the Executive under the terms of this Agreement shall be paid to the Executive's Surviving Spouse. If the Executive leaves no Surviving Spouse, the remaining amounts due to the Executive under the terms of this Agreement shall be paid to the duly qualified personal representative, executor or administrator of the Executive's estate.

        6. Section 280G Adjustment. The Executive acknowledges and agrees that the parties have entered into this Agreement based upon certain financial and tax accounting assumptions. Accordingly, with full knowledge of the potential consequences the Executive agrees that, notwithstanding anything contained herein to the contrary, in the event that any payment or benefit received or to be received by the Executive, whether payable pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Employer (together with the Executive Benefits, the "Total Payments"), will not be deductible (in whole or in part) as a result of Code Section 280G or other applicable provisions of the Code, the Total Payments shall be reduced until no portion of the Total Payments is nondeductible as a result of Section 280G or such other applicable provisions of the Code. For purposes of this limitation:

                   (a) No portion of the Total Payments, the receipt or enjoyment of which the Executive shall have effectively waived in writing prior to the date of payment of any future Executive Benefits payments, shall be taken into account;

                   (b) No portion of the Total Payments shall be taken into account, which in the opinion of the tax counsel selected by the Employer and acceptable to the Executive, does not constitute a "parachute payment" within the meaning of Section 280G of the Code;

                   (c) Any reduction of the Total Payments shall be applied to reduce any payment or benefit received or to be received by the Executive pursuant to the terms of this Agreement and any other plan, arrangement or agreement with the Employer in the order determined by mutual agreement of the Employer and the Executive;

                   (d) Future payments shall be reduced only to the extent necessary so that the Total Payments (other than those referred to in clauses
(a) or (b) above in their entirety) constitute reasonable compensation for services actually rendered within the meaning of Section 280G of the Code, in the opinion of tax counsel referred to in clause (b) above; and

                   (e) The value of any non-cash benefit or any deferred payment or benefit included in the Total Payments shall be determined by independent auditors selected by the Employer and acceptable to the Executive in accordance with the principles of Section 280G of the Code.

        7. Right To Determine Funding Methods. The Employer reserves the right to determine, in its sole and absolute discretion, whether, to what extent and by what method, if any, to provide for the payment of the amounts which may be payable to the Executive, the Executive's spouse or the Executive's beneficiaries under the terms of this Agreement. In the event that the Employer elects to fund this Agreement, in whole or in part, through the use of life insurance or annuities, or both, the Employer shall determine the ownership and beneficial interests of any such policy of life insurance or annuity. The Employer further reserves the right, in its sole and absolute discretion, to terminate any such policy, and any other device used to fund its obligations under this Agreement, at any time, in whole or in part. Consistent with Paragraph 9 below, neither the Executive, the Executive's spouse nor the Executive's beneficiaries shall have any right, title or interest in or to any funding source or amount utilized by the Employer pursuant to this Agreement, and any such funding source or amount shall not constitute security for the performance of the Employer's obligations pursuant to this Agreement. In connection with the foregoing, the Executive agrees to execute such documents and undergo such medical examinations or tests which the Employer may request and which may be reasonably necessary to facilitate any funding for this Agreement including, without limitation, the Employer's acquisition of any policy of insurance or annuity. Furthermore, a refusal by the Executive to consent to, participate in and undergo any such medical examinations or tests shall result in the immediate termination of this Agreement and the immediate forfeiture by the Executive, the Executive's spouse and the Executive's beneficiaries of any and all rights to payment hereunder.

        8. Claims Procedure. The Employer shall, but only to the extent necessary to comply with ERISA, be designated as the named fiduciary under this Agreement and shall have authority to control and manage the operation and administration of this Agreement. Consistent therewith, the Employer shall make all determinations as to the rights to benefits under this Agreement. Any decision by the Employer denying a claim by the Executive, the Executive's spouse, or the Executive's beneficiary for benefits under this Agreement shall be stated in writing and delivered or mailed, via registered or certified mail, to the Executive, the Executive's spouse or the Executive's beneficiary, as the case may be. Such decision shall set forth the specific reasons for the denial of a claim. In addition, the Employer shall provide the Executive, the Executive's spouse or the Executive's beneficiary with a reasonable opportunity for a full and fair review of the decision denying such claim.

        9. Status as an Unsecured General Creditor. Notwithstanding anything contained herein to the contrary: (i) neither the Executive, the Executive's spouse or the Executive's designated beneficiaries shall have any legal or equitable rights, interests or claims in or to any specific property or assets of the Employer as a result of this Agreement; (ii) none of the Employer's assets shall be held in or under any trust for the benefit of the Executive, the Executive's spouse or the Executive's designated beneficiaries or held in any way as security for the fulfillment of the obligations of the Employer under this Agreement; (iii) all of the Employer's assets shall be and remain the general unpledged and unrestricted assets of the Employer; (iv) the Employer's obligation under this Agreement shall be that of an unfunded and unsecured promise by the Employer to pay money in the future; and (v) the Executive, the Executive's spouse and the Executive's designated beneficiaries shall be unsecured general creditors with respect to any benefits which may be payable under the terms of this Agreement.

                   Notwithstanding subparagraphs (i) through (v) above, the Employer and the Executive acknowledge and agree that, in the event of a Change in Control, upon request of the Executive, or in the Employer's discretion if the Executive does not so request and the Employer nonetheless deems it appropriate, the Employer shall establish, not later than the effective date of the Change in Control, a Rabbi Trust or multiple Rabbi Trusts (the "Trust" or "Trusts") upon such terms and conditions as the Employer, in its sole discretion, deems appropriate and in compliance with applicable provisions of the Code, in order to permit the Employer to make contributions and/or transfer assets to the Trust or Trusts to discharge its obligations pursuant to this Agreement. The principal of the Trust or Trusts and any earnings thereon shall be held separate and apart from other funds of the Employer to be used exclusively for discharge of the Employer's obligations pursuant to this Agreement and shall continue to be subject to the claims of the Employer's general creditors until paid to the Executive or its beneficiaries in such manner and at such times as specified in this Agreement.

        10. Discretion of Board to Accelerate Payout. Notwithstanding any of the other provisions of this Agreement, the Board of Directors of the
Employer may, if determined in its sole and absolute discretion to be appropriate, accelerate the payment of the amounts due under the terms of this Agreement, provided that Executive (or Executive's spouse or designated beneficiaries): (i) consents to the revised payout terms determined appropriate by the Employer's Board of Directors; and (ii) does not negotiate or in anyway influence the terms of proposed altered/accelerated payout (said decision to be made solely by the Employer's Board of Directors and offered to the Executive [or Executive's spouse or designated beneficiaries] on a "take it or leave it basis").

        11.        Miscellaneous.

                   11.1. Opportunity To Consult With Independent Advisors. The Executive acknowledges that he has been afforded the opportunity to consult with independent advisors of his choosing including, without limitation, accountants or tax advisors and counsel regarding both the benefits granted to him under the terms of this Agreement and the (i) terms and conditions which may affect the Executive's right to these benefits and (ii) personal tax effects of such benefits including, without limitation, the effects of any federal or state taxes, Section 280G of the Code, and any other taxes, costs, expenses or liabilities whatsoever related to such benefits, which in any of the foregoing instances the Executive acknowledges and agrees shall be the sole responsibility of the Executive notwithstanding any other term or provision of this Agreement. The Executive further acknowledges and agrees that the Employer shall have no liability whatsoever related to any such personal tax effects or other personal costs, expenses, or liabilities applicable to the Executive and further specifically waives any right for the Executive, himself, and his heirs, beneficiaries, legal representatives, agents, successors, and assigns to claim or assert liability on the part of the Employer related to the matters described above in this subparagraph 11.1. The Executive further acknowledges and agrees that he has read, understands and consents to all of the terms and conditions of this Agreement, and that he enters into this Agreement with a full understanding of its terms and conditions.

                   11.2. Arbitration of Disputes. All claims, disputes and other matters in question arising out of or relating to this Agreement or the breach or interpretation thereof, other than those matters which are to be determined by the Employer in its sole and absolute discretion, shall be resolved by binding arbitration before a representative member, selected by the mutual agreement of the parties, of the Judicial Arbitration and Mediation Services, Inc. ("JAMS"), located in San Francisco, California. In the event JAMS is unable or unwilling to conduct the arbitration provided for under the terms of this Paragraph, or has discontinued its business, the parties agree that a representative member, selected by the mutual agreement of the parties, of the American Arbitration Association ("AAA"), located in San Francisco, California, shall conduct the binding arbitration referred to in this Paragraph. Notice of the demand for arbitration shall be filed in writing with the other party to this Agreement and with JAMS (or AAA, if necessary). In no event shall the demand for arbitration be made after the date when institution of legal or equitable proceedings based on such claim, dispute or other matter in question would be barred by the applicable statute of limitations. The arbitration shall be subject to such rules of procedure used or established by JAMS, or if there are none, the rules of procedure used or established by AAA. Any award rendered by JAMS or AAA shall be final and binding upon the parties, and as applicable, their respective heirs, beneficiaries, legal representatives, agents, successors and assigns, and may be entered in any court having jurisdiction thereof. The obligation of the parties to arbitrate pursuant to this clause shall be specifically enforceable in accordance with, and shall be conducted consistently with, the provisions of Title 9 of Part 3 of the California Code of Civil Procedure. Any arbitration hereunder shall be conducted in Lodi, California, unless otherwise agreed to by the parties.

                   11.3. Attorneys' Fees. In the event of any arbitration or litigation concerning any controversy, claim or dispute between the parties hereto, arising out of or relating to this Agreement or the breach hereof, or the interpretation hereof, the prevailing party shall be entitled to recover from the losing party reasonable expenses, attorneys' fees and costs incurred in connection therewith or in the enforcement or collection of any judgment or award rendered therein. The "prevailing party" means the party determined by the arbitrator(s) or court, as the case may be, to have most nearly prevailed, even if such party did not prevail in all matters, not necessarily the one in whose favor a judgment is rendered.

                   11.4. Notice. Any notice required or permitted of either the Executive or the Employer under this Agreement shall be deemed to have been duly given, if by personal delivery, upon the date received by the party or its authorized representative; if by facsimile, upon transmission to a telephone number previously provided by the party to whom the facsimile is transmitted as reflected in the records of the party transmitting the facsimile and upon reasonable confirmation of such transmission; and if by mail, on the third day after mailing via U.S. first class mail, registered or certified, postage prepaid and return receipt requested, and addressed to the party at the address given below for the receipt of notices, or such changed address as may be requested in writing by a party.

                   If to the Employer:   Bank of Lodi, N.A.
                                              701 S. Ham Lane
                                              Lodi, California  95242-3537

                                              Attn: Chairman of the Board

                   If to the Executive:  David M. Philipp


                   with a copy to:            Kevin W. Finck
                                              Attorney at Law
                                              Two Embarcadero Center, Suite 1670
                                              San Francisco, CA 94111

                   11.5. Assignment. Neither the Executive, the Executive's spouse, nor any other beneficiary under this Agreement shall have any power or right to transfer, assign, anticipate, hypothecate, modify or otherwise encumber any part or all of the amounts payable hereunder, nor, prior to payment in accordance with the terms of this Agreement, shall any portion of such amounts be: (i) subject to seizure by any creditor of any such beneficiary, by a proceeding at law or in equity, for the payment of any debts, judgments, alimony or separate maintenance obligations which may be owed by the Executive, the Executive's spouse, or any designated beneficiary; or (ii) transferable by operation of law in the event of bankruptcy, insolvency or otherwise. Any such attempted assignment or transfer shall be void and shall terminate this Agreement, and the Employer shall thereupon have no further liability hereunder.

                   11.6. Binding Effect/Merger or Reorganization. This Agreement shall be binding upon and inure to the benefit of the Executive and the Employer and, as applicable, their respective heirs, beneficiaries, legal representatives, agents, successors and assigns. Accordingly, the Employer shall not merge or consolidate into or with another corporation, or reorganize or sell substantially all of its assets to another corporation, firm or person, unless and until such succeeding or continuing corporation, firm or person agrees to assume and discharge the obligations of the Employer under this Agreement. Upon the occurrence of such event, the term "Employer" as used in this Agreement shall be deemed to refer to such surviving or successor firm, person, entity or corporation.

                   11.7. Nonwaiver. The failure of either party to enforce at any time or for any period of time any one or more of the terms or conditions of this Agreement shall not be a waiver of such term(s) or condition(s) or of that party's right thereafter to enforce each and every term and condition of this Agreement.

                   11.8. Partial Invalidity. If any term, provision, covenant, or condition of this Agreement is determined by an arbitrator or a court, as the case may be, to be invalid, void, or unenforceable, such determination shall not render any other term, provision, covenant or condition invalid, void or unenforceable, and the Agreement shall remain in full force and effect notwithstanding such partial invalidity.

                   11.9. Entire Agreement. This Agreement supersedes any and all other agreements, either oral or in writing, between the parties with respect to the subject matter of this Agreement and contains all of the covenants and agreements between the parties with respect thereto. Each party to this Agreement acknowledges that no other representations, inducements, promises, or agreements, oral or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not set forth herein, and that no other agreement, statement, or promise not contained in this Agreement shall be valid or binding on either party.

                   11.10. Modifications. Any modification of this Agreement shall be effective only if it is in writing and signed by each party or such party's authorized representative.

                   11.11. Paragraph Headings. The paragraph headings used in this Agreement are included solely for the convenience of the parties and shall not affect or be used in connection with the interpretation of this Agreement.

                   11.12. No Strict Construction. The language used in this Agreement shall be deemed to be the language chosen by the parties hereto to express their mutual intent, and no rule of strict construction will be applied against any person.

                   11.13. Governing Law. The laws of the State of California, other than those laws denominated choice of law rules, and, where applicable, the rules and regulations of the Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency, or other regulatory agency or governmental authority having jurisdiction over Employer, shall govern the validity, interpretation, construction and effect of this Agreement.

        IN WITNESS WHEREOF, the Employer and the Executive have executed this Agreement on the date first above-written in the City of Lodi, San Joaquin County, California.

THE EMPLOYER                                        THE EXECUTIVE

Bank of Lodi, N.A.



By:  /s/ Benjamin R. Goehring                       /s/ David M. Philipp
     ------------------------                       --------------------
     Benjamin R. Goehring,                          David M. Philipp
     Chairman of the Board
     of Directors

                                   SCHEDULE A



CALENDAR YEAR                                              APPLICABLE PERCENTAGE
-------------                                              ---------------------


April 6, 1992 to April 5, 1998...................................  20.00%

April 6, 1999....................................................  40.00%

April 6, 2000....................................................  60.00%

April 6, 2001....................................................  80.00%

April 6, 2002.................................................... 100.00%

                                   SCHEDULE B


                               EXECUTIVE BENEFITS


1.      Executive Benefits Determination.

        The Executive Benefits shall be determined based upon the following:

        a.   Benefit Account:

             A Benefit Account shall be established as a liability reserve account on the books of the Employer for the benefit of the Executive. Prior to the Executive's Retirement or other termination of service under the Agreement, such Benefit Account shall be increased each Plan Year (including the Plan Year in which the Executive ceases to be employed by the Employer) by an amount as may equal any annual earnings for that Plan Year determined by the Index (described in subparagraph c below), less the Opportunity Cost (described in subparagraph d below) for that Plan Year.

        b.   Index Benefit:

             After the Executive's Retirement or other termination of service under the Agreement, the Index Benefit for the Executive for any Plan Year shall be determined by subtracting the Opportunity Cost for that Plan Year from the earnings (if any) established by the Index.

--------------------------------------------------------------------------------------------------------------------
                                                     EXAMPLE
                                             INDEX BENEFIT CALCULATION
--------------------------------------------------------------------------------------------------------------------
                                      Assume Initial Insurance = $1,000,000
--------------------------------------------------------------------------------------------------------------------
End of Year  Cash Surrender Value of Life           Index              Opportunity Cost              Benefit
             Insurance Policy                   [Annual Policy     [After Tax One Year U.S.          Account
                                                   Income]         Treasury Yield (5.00%)]         [cumulative]
------------ --------------------------------- ----------------- ----------------------------- ---------------------
     1                  $1,050,000                 $50,000                $(30,000)                  $20,000
------------ --------------------------------- ----------------- ----------------------------- ---------------------
     2                  $1,102,500                 $52,500                $(31,500)                  $41,000
------------ --------------------------------- ----------------- ----------------------------- ---------------------
     3                  $1,157,625                 $55,125                $(33,075)                  $63,050
------------ --------------------------------- ----------------- ----------------------------- ---------------------

        c.   Index:

             The Index for any Plan Year shall be the aggregate annual after-tax income from the life insurance contracts described hereinafter as defined by FASB Technical Bulletin 85-4. This Index shall be applied as if such insurance contracts were purchased on the Effective Date.

             Insurance Company: TransAmerica Assurance Company

             Option: A                           Face Amount: $143,611
             Policy Form: Flex Premium Adjustable Life Premiums Paid: $ 50,000
             Policy Name: Tac-Saver              Number of Premium Payments:
             Insured's Age and Sex: 35/Male      One
             Riders:  None                       Assumed Purchase Date:
             Ratings: According to the health    04/03/98
                         of the insured

             Insurance Company: The Canada Life Assurance Company
             Option: A                           Face Amount: $711,107
             Policy Form: Whole Life             Premiums Paid: $150,000
             Policy Name: CL/1                   Number of Premium Payments:
             Insured's Age and Sex: 35/Male      One
             Riders:  None                       Assumed Purchase Date:
             Ratings: According to the health    04/03/98
                      of the insured

             If such contracts of life insurance are actually purchased by the Employer, then the actual policies as of the dates purchased shall be used in calculations to determine the Index and Opportunity Cost. If such contracts of life insurance are not purchased or are subsequently surrendered or lapsed, then the Employer shall receive and use annual policy illustrations that assume the above described policies were purchased from the above named insurance company(ies) on the Effective Date to calculate the amount of the Index and Opportunity Cost.


        d.   Opportunity Cost:

             The Opportunity Cost for any Plan Year shall be calculated by multiplying (a) the sum of (i) the total amount of premiums set forth in the insurance policies described above, (ii) the amount of any Index Benefits (described at subparagraph b above), and (iii) the amount of all previous years after-tax Opportunity Costs; by
             (b) the average annualized after-tax cost of funds calculated using the average monthly one-year CMT (Constant Maturity Treasury) for the Plan Year as published by the Board of Governors of the Federal Reserve System, Publication H.15(519). The applicable tax rate used to calculate the Opportunity Cost shall be the Employer's average marginal tax rate based upon Employer's average taxable income for each Plan Year until the Executive's Retirement, or other termination of service (including a Change in Control). Thereafter, the Opportunity Cost shall be calculated with the assumption of a marginal forty-two percent (42%) corporate tax rate each year regardless of whether the actual marginal tax rate of the Employer is higher or lower.

2.      Executive Benefits Payments.

        The Executive shall be entitled to payment of the Applicable Percentage of (i) the balance in the Benefit Account in installments upon the terms as specified in the Agreement, and (ii) the Index Benefit for each Plan Year payable in installments until the Executive's death.

                                   SCHEDULE C


                             BENEFICIARY DESIGNATION


         To the Administrator of the Bank of Lodi, N.A. Executive Supplemental Compensation Agreement:

        Pursuant to the Provisions of my Executive Supplemental Compensation Agreement with Bank of Lodi, N.A., permitting the designation of a beneficiary or beneficiaries by a participant, I hereby designate the following persons and entities as primary and secondary beneficiaries of any benefit under said Agreement payable by reason of my death:

Primary Beneficiary:



----------------------   --------------------   -----------------------------
Name                           Address                   Relationship


Secondary (Contingent) Beneficiary:



----------------------   ---------------------   ----------------------------
Name                           Address                   Relationship


THE RIGHT TO REVOKE OR CHANGE ANY  BENEFICIARY  DESIGNATION IS HEREBY  RESERVED.
ALL  PRIOR  DESIGNATIONS,   IF  ANY,  OF  PRIMARY  BENEFICIARIES  AND  SECONDARY
BENEFICIARIES ARE HEREBY REVOKED.


        The Administrator shall pay all sums payable under the Agreement by reason of my death to the Primary Beneficiary, if he or she survives me, and if no Primary Beneficiary shall survive me, then to the Secondary Beneficiary, and if no named beneficiary survives me, then the Administrator shall pay all amounts in accordance with the terms of my Executive Supplemental Compensation Agreement. In the event that a named beneficiary survives me and dies prior to receiving the entire benefit payable under said Agreement, then and in that event, the remaining unpaid benefit payable according to the terms of my Executive Supplemental Compensation Agreement shall be payable to the personal representatives of the estate of said beneficiary who survived me but died prior to receiving the total benefit provided by my Executive Supplemental Compensation Agreement.




Dated:  ________, 1998        _____________________________________________
                                                    David M. Philipp

CONSENT OF THE EXECUTIVE'S SPOUSE
TO THE ABOVE BENEFICIARY DESIGNATION:


        I, ______________, being the spouse of David M. Philipp, after being afforded the opportunity to consult with independent counsel of my choosing, do hereby acknowledge that I have read, agree and consent to the foregoing Beneficiary Designation which relates to the Executive Supplemental Compensation Agreement entered into by my spouse effective as of ________, 1998. I understand that the above Beneficiary Designation may affect certain rights which I may have in the benefits provided for under the terms of the Executive Supplemental Compensation Agreement and in which I may have a marital property interest.

Dated:  ________, 1998



                   ------------------------------------------

                                   SCHEDULE D


                              DISTRIBUTION ELECTION

Pursuant to the Provisions of my Executive Supplemental Compensation Agreement with Bank of Lodi, N.A., I hereby elect to have any distribution of the balance in my Benefit Account paid to me in installments as designated below:


                        thirty-six (36) monthly  installments with the amount of
         ---- each installment determined as of each installment date by dividing the entire amount in my Benefit Account by the number of installments then remaining to be paid, with the final installment to be the entire remaining balance in the Benefit Account.

                        sixty (60) monthly  installments with the amount of each
         ---- installment determined as of each installment date by dividing the entire amount in my Benefit Account by the number of installments then remaining to be paid, with the final installment to be the entire remaining balance in the Benefit Account.

                        one hundred twenty (120) monthly  installments  with the
         ----           amount  of  each  installment   determined  as  of  each
                        installment date by dividing the entire amount in my Benefit Account by the number of installments then remaining to be paid, with the final installment to be the entire remaining balance in the Benefit Account.

                        one hundred eighty (180) monthly  installments  with the
         ----           amount  of  each  installment   determined  as  of  each
                        installment date by dividing the entire amount in my Benefit Account by the number of installments then remaining to be paid, with the final installment to be the entire remaining balance in the Benefit Account.

         Dated:  ________, 1998


         Signed:
                       David M. Philipp

         Exhibit 10(l) Life Insurance Endorsement Method Split Dollar Plan Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and Leon J. Zimmerman.


                                 LIFE INSURANCE

                      ENDORSEMENT METHOD SPLIT DOLLAR PLAN

                                    AGREEMENT


Insurer/Policy Number:     TransAmerica Assurance Company
                                    Canada Life Assurance Company

Bank:    Bank of Lodi, N.A.

Insured:  Leon J. Zimmerman

Relationship of Insured to Bank:  President and Chief Executive Officer

The respective rights and duties of the Bank and the Insured in the above policy (the "Policy") shall be as follows:

I.       DEFINITIONS

         Refer to the Policy provisions for the definition of all terms in this Agreement.

II.      POLICY TITLE AND OWNERSHIP

         Title and ownership shall reside in the Bank for its use and for the use of the Insured all in accordance with this Agreement. The Bank alone may, to the extent of its interest, exercise the right to borrow or withdraw the Policy cash values. Where the Bank and the Insured (or beneficiary[ies] or assignee[s], with the consent of the Insured) mutually agree to exercise the right to increase the coverage under the subject split dollar Policy, then, in such event, the rights, duties and benefits of the parties to such increased coverage shall continue to be subject to the terms of this Agreement.

III.     BENEFICIARY DESIGNATION RIGHTS

         The Insured (or beneficiary[ies] or assignee[s]) shall have the right and power to designate a beneficiary or beneficiaries to receive his share of the proceeds payable upon the death of the Insured, and to elect and change a payment option for such beneficiary, subject to any right or interest the Bank may have in such proceeds, as provided in this Agreement.

IV.      PREMIUM PAYMENT METHOD

         The Bank shall pay an amount equal to the planned premiums and any other premium payments that might become necessary to maintain the Policy in force.

V.       TAXABLE BENEFIT

         Annually the Insured will receive a taxable benefit equal to the assumed cost of insurance as required by the Internal Revenue Service. The Bank (or its administrator) will report to the Employee the amount of imputed income received each year on Form W-2 or its equivalent.

VI.      DIVISION OF DEATH PROCEEDS

         Subject to Paragraph VII herein, the division of the death proceeds of the Policy is as follows:

         A. The Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to the lesser of (i) an amount equal to eighty percent (80%) of the net at risk insurance portion of the proceeds, or (ii) One Million Five Hundred Thousand Dollars ($1,500,000). The net at risk insurance portion is the total proceeds less the cash value of the Policy.

         B.       The Bank shall be entitled to the remainder of such proceeds.

         C. The Bank and the Insured (or beneficiary[ies] or assignee[s]) shall share in any interest due on the death proceeds on a pro rata basis in the ratio that the proceeds due the Bank and the Insured, respectively, bears to the total proceeds, excluding any such interest.

VII.     DIVISION OF CASH SURRENDER VALUE

         The Bank shall at all times be entitled to an amount equal to the Policy's cash value, as that term is defined in the Policy, less any Policy loans and unpaid interest or cash withdrawals previously incurred by the Bank and any applicable Policy surrender charges. Such cash value shall be determined as of the date of surrender of the Policy or death of the Insured as the case may be.

VIII.    PREMIUM WAIVER

         If the Policy contains a premium waiver provision, any such waived amounts shall be considered for all purposes of this Agreement as having been paid by the Bank.

IX.      RIGHTS OF PARTIES WHERE POLICY ENDOWMENT OR ANNUITY  ELECTION EXISTS

         In the event the Policy involves an endowment or annuity element, the Bank's right and interest in any endowment proceeds or annuity benefits shall be determined under the provisions of this Agreement by regarding such endowment proceeds or the commuted value of such annuity benefits as the Policy's cash value. Such endowment proceeds or annuity benefits shall be treated like death proceeds for the purposes of division under this Agreement.

X.       TERMINATION OF AGREEMENT

         This Agreement shall terminate at the option of the Bank following thirty (30) days written notice to the Insured upon the happening of any one of the following:

         1. The Insured shall be in violation of the terms and conditions of that certain Executive Supplemental Compensation Agreement effective as of April 3, 1998, or

         2. The Insured shall be discharged from service with the Bank for cause. The term "for cause" shall have the meaning given that term in the Insured's Executive Supplemental Compensation Agreement effective as of April 3, 1998.

         Upon such termination, the Insured (or beneficiary[ies] or assignee[s]) shall have a ninety (90) day option to receive from the Bank an absolute assignment of the Policy in consideration of a cash payment to the Bank, whereupon this Agreement shall terminate. Such cash payment shall be the greater of:

         1. The Bank's share of the cash value of the Policy on the date of such assignment, as defined in this Agreement.

         2. The amount of the premiums which have been paid by the Bank prior to the date of such assignment.

         Should the Insured (or beneficiary[ies] or assignee[s]) fail to exercise this option within the prescribed ninety (90) day period, the Insured (or beneficiary[ies] or assignee[s]) agrees that all of his or her rights, interest and claims in the Policy shall terminate as of the date of the termination of this Agreement.

         Except  as  provided   above,   this  Agreement  shall  terminate  upon
         distribution of the death benefit proceeds in accordance with Paragraph VI above.

XI.      INSURED'S OR ASSIGNEE'S ASSIGNMENT RIGHTS

         The Insured may not, without the prior written consent of the Bank, which shall not be unreasonably withheld, assign to any individual, trust or other organization, any right, title or interest in the Policy nor any rights, options, privileges or duties created under this Agreement.

XII.     AGREEMENT BINDING UPON THE PARTIES

         This  Agreement  shall be binding  upon the Insured  and the Bank,  and
         their  respective  heirs,  successors,   personal  representatives  and
         assigns, as applicable.

XIII.    NAMED FIDUCIARY AND PLAN ADMINISTRATOR

         The Bank is hereby designated the "Named Fiduciary" until resignation or removal by its Board of Directors. As Named Fiduciary, the Bank shall be responsible for the management, control, and administration of this Agreement as established herein. The Named Fiduciary may allocate to others certain aspects of the management and operations responsibilities of this Agreement, including the employment of advisors and the delegation of any ministerial duties to qualified individuals.

XIV.     FUNDING POLICY

         The funding Policy for this Agreement shall be to maintain the Policy in force by paying, when due, all premiums required.

XV.      CLAIM PROCEDURES

         Claim forms or claim information as to the subject Policy can be obtained by contacting The Benefit Marketing Group, Inc. (770-952-1529). When the Named Fiduciary has a claim which may be covered under the provisions described in the Policy, it should contact the office named above, and they will either complete a claim form and forward it to an authorized representative of the Insurer or advise the named Fiduciary what further requirements are necessary. The Insurer will evaluate and make a decision as to payment. If the claim is payable, a benefit check will be issued to the Named Fiduciary.

         In the event that a claim is not eligible under the Policy, the Insurer will notify the Named Fiduciary of the denial pursuant to the requirements under the terms of the Policy. If the Named Fiduciary is dissatisfied with the denial of the claim and wishes to contest such claim denial, it should contact the office named above and they will assist in making inquiry to the Insurer. All objections to the Insurer's actions should be in writing and submitted to the office named above for transmittal to the Insurer.

XVI.     GENDER

         Whenever in this Agreement words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.


XVII.    INSURANCE COMPANY NOT A PARTY TO THIS AGREEMENT

         The Insurer shall not be deemed a party to this Agreement, but will respect the rights of the parties as set forth herein upon receiving an executed copy of this Agreement. Payment or other performance in accordance with the Policy provisions shall fully discharge the Insurer from any and all liability.


         IN WITNESS WHEREOF, the Insured and a duly authorized Bank officer have signed this Agreement as of Third day of April, 1998.


BANK OF LODI, N.A.                                   INSURED

/s/ Benjamin R. Goehring                             /s/ Leon J. Zimmerman
------------------------                             ---------------------
Benjamin R. Goehring                                 Leon J. Zimmerman
Chairman of the Board
of Directors

                          BENEFICIARY DESIGNATION FORM



Primary Designation:

         Name                                          Relationship

_____________________________            _______________________________________

_____________________________            _______________________________________

_____________________________            _______________________________________



Contingent Designation:

_____________________________            _______________________________________

_____________________________            _______________________________________

_____________________________            _______________________________________



_____________________________                        _________, 1998
Leon J. Zimmerman

        Exhibit 10(m) Life Insurance Endorsement Method Split Dollar Plan Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and David M. Philipp.


                                 LIFE INSURANCE

                      ENDORSEMENT METHOD SPLIT DOLLAR PLAN

                                    AGREEMENT


Insurer/Policy Number:     TransAmerica Assurance Company
                                    Canada Life Assurance Company

Bank:  Bank of Lodi, N.A.

Insured:  David M. Philipp

Relationship of Insured to Bank: Executive Vice President, Chief Financial Officer and Secretary

The respective rights and duties of the Bank and the Insured in the above policy (the "Policy") shall be as follows:

I.       DEFINITIONS

         Refer to the Policy provisions for the definition of all terms in this Agreement.

II.      POLICY TITLE AND OWNERSHIP

         Title and ownership shall reside in the Bank for its use and for the use of the Insured all in accordance with this Agreement. The Bank alone may, to the extent of its interest, exercise the right to borrow or withdraw the Policy cash values. Where the Bank and the Insured (or beneficiary[ies] or assignee[s], with the consent of the Insured) mutually agree to exercise the right to increase the coverage under the subject split dollar Policy, then, in such event, the rights, duties and benefits of the parties to such increased coverage shall continue to be subject to the terms of this Agreement.

III.     BENEFICIARY DESIGNATION RIGHTS

         The Insured (or beneficiary[ies] or assignee[s]) shall have the right and power to designate a beneficiary or beneficiaries to receive his share of the proceeds payable upon the death of the Insured, and to elect and change a payment option for such beneficiary, subject to any right or interest the Bank may have in such proceeds, as provided in this Agreement.

IV.      PREMIUM PAYMENT METHOD

         The Bank shall pay an amount equal to the planned premiums and any other premium payments that might become necessary to maintain the Policy in force.

V.       TAXABLE BENEFIT

         Annually the Insured will receive a taxable benefit equal to the assumed cost of insurance as required by the Internal Revenue Service. The Bank (or its administrator) will report to the Employee the amount of imputed income received each year on Form W-2 or its equivalent.

VI.      DIVISION OF DEATH PROCEEDS

         Subject to Paragraph VII herein, the division of the death proceeds of the Policy is as follows:

         A. The Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to an amount equal to eighty percent (80%) of the net at risk insurance portion of the proceeds. The net at risk insurance portion is the total proceeds less the cash value of the Policy.

         B.       The Bank shall be entitled to the remainder of such proceeds.

         C. The Bank and the Insured (or beneficiary[ies] or assignee[s]) shall share in any interest due on the death proceeds on a pro rata basis in the ratio that the proceeds due the Bank and the Insured, respectively, bears to the total proceeds, excluding any such interest.

VII.     DIVISION OF CASH SURRENDER VALUE

         The Bank shall at all times be entitled to an amount equal to the Policy's cash value, as that term is defined in the Policy, less any Policy loans and unpaid interest or cash withdrawals previously incurred by the Bank and any applicable Policy surrender charges. Such cash value shall be determined as of the date of surrender of the Policy or death of the Insured as the case may be.

VIII.    PREMIUM WAIVER

         If the Policy contains a premium waiver provision, any such waived amounts shall be considered for all purposes of this Agreement as having been paid by the Bank.

IX.      RIGHTS OF PARTIES WHERE POLICY ENDOWMENT OR ANNUITY  ELECTION EXISTS

         In the event the Policy involves an endowment or annuity element, the Bank's right and interest in any endowment proceeds or annuity benefits shall be determined under the provisions of this Agreement by regarding such endowment proceeds or the commuted value of such annuity benefits as the Policy's cash value. Such endowment proceeds or annuity benefits shall be treated like death proceeds for the purposes of division under this Agreement.

X.       TERMINATION OF AGREEMENT

         This Agreement shall terminate at the option of the Bank following thirty (30) days written notice to the Insured upon the happening of any one of the following:

         1. The Insured shall be in violation of the terms and conditions of that certain Executive Supplemental Compensation Agreement effective as of April 3, 1998, or

         2. The Insured shall be discharged from service with the Bank for cause. The term "for cause" shall have the meaning given that term in the Insured's Executive Supplemental Compensation Agreement effective as of April 3, 1998.

         Upon such termination, the Insured (or beneficiary[ies] or assignee[s]) shall have a ninety (90) day option to receive from the Bank an absolute assignment of the Policy in consideration of a cash payment to the Bank, whereupon this Agreement shall terminate. Such cash payment shall be the greater of:

         1. The Bank's share of the cash value of the Policy on the date of such assignment, as defined in this Agreement.

         2. The amount of the premiums which have been paid by the Bank prior to the date of such assignment.

         Should the Insured (or beneficiary[ies] or assignee[s]) fail to exercise this option within the prescribed ninety (90) day period, the Insured (or beneficiary[ies] or assignee[s]) agrees that all of his or her rights, interest and claims in the Policy shall terminate as of the date of the termination of this Agreement.

         Except  as  provided   above,   this  Agreement  shall  terminate  upon
         distribution of the death benefit proceeds in accordance with Paragraph VI above.

XI.      INSURED'S OR ASSIGNEE'S ASSIGNMENT RIGHTS

         The Insured may not, without the prior written consent of the Bank, which shall not be unreasonably withheld, assign to any individual, trust or other organization, any right, title or interest in the Policy nor any rights, options, privileges or duties created under this Agreement.


XII.     AGREEMENT BINDING UPON THE PARTIES

         This  Agreement  shall be binding  upon the Insured  and the Bank,  and
         their  respective  heirs,  successors,   personal  representatives  and
         assigns, as applicable.

XIII.    NAMED FIDUCIARY AND PLAN ADMINISTRATOR

         The Bank is hereby designated the "Named Fiduciary" until resignation or removal by its Board of Directors. As Named Fiduciary, the Bank shall be responsible for the management, control, and administration of this Agreement as established herein. The Named Fiduciary may allocate to others certain aspects of the management and operations responsibilities of this Agreement, including the employment of advisors and the delegation of any ministerial duties to qualified individuals.

XIV.     FUNDING POLICY

         The funding Policy for this Agreement shall be to maintain the Policy in force by paying, when due, all premiums required.

XV.      CLAIM PROCEDURES

         Claim forms or claim information as to the subject Policy can be obtained by contacting The Benefit Marketing Group, Inc. (770-952-1529). When the Named Fiduciary has a claim which may be covered under the provisions described in the Policy, it should contact the office named above, and they will either complete a claim form and forward it to an authorized representative of the Insurer or advise the named Fiduciary what further requirements are necessary. The Insurer will evaluate and make a decision as to payment. If the claim is payable, a benefit check will be issued to the Named Fiduciary.

         In the event that a claim is not eligible under the Policy, the Insurer will notify the Named Fiduciary of the denial pursuant to the requirements under the terms of the Policy. If the Named Fiduciary is dissatisfied with the denial of the claim and wishes to contest such claim denial, it should contact the office named above and they will assist in making inquiry to the Insurer. All objections to the Insurer's actions should be in writing and submitted to the office named above for transmittal to the Insurer.

XVI.     GENDER

         Whenever in this Agreement words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.


XVII.    INSURANCE COMPANY NOT A PARTY TO THIS AGREEMENT

         The Insurer shall not be deemed a party to this Agreement, but will respect the rights of the parties as set forth herein upon receiving an executed copy of this Agreement. Payment or other performance in accordance with the Policy provisions shall fully discharge the Insurer from any and all liability.


         IN WITNESS WHEREOF, the Insured and a duly authorized Bank officer have signed this Agreement as of the Third day of April, 1998.


BANK OF LODI, N.A.                                   INSURED

/s/ Benjamin R. Goehring                             /s/ David M. Philipp
------------------------                             --------------------
Benjamin R. Goehring                                 David M. Philipp
Chairman of the Board
of Directors

                          BENEFICIARY DESIGNATION FORM



Primary Designation:

         Name                                        Relationship


_____________________________            _______________________________________

_____________________________            _______________________________________

_____________________________            _______________________________________



Contingent Designation:

_____________________________            _______________________________________

_____________________________            _______________________________________

_____________________________            _______________________________________



_____________________________           _________, 1998
David M. Philipp

         Exhibit 10(n) Form of Director Supplemental Compensation Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Benjamin R. Goehring, Michael
                        D. Ramsey, Weldon D. Schumacher and Dennis R. Swanson.


                  DIRECTOR SUPPLEMENTAL COMPENSATION AGREEMENT


        This Agreement is made and entered into effective as of April 3, 1998 by and between Bank of Lodi, N.A., a national banking association chartered under the federal laws of the United States of America with its principal offices located in the City of Lodi, San Joaquin County, California (the "Employer"), and_________________, an individual residing in the State of California (the "Director").

                                 R E C I T A L S

        WHEREAS, the Director is a member of the Board of Directors of the Bank and has served in such capacity since the Bank was authorized to conduct business on July 18, 1983;

        WHEREAS, the Bank desires to establish a compensation benefit for directors who are not also officers or employees of the Bank in order to attract and retain individuals with extensive and valuable experience as directors and to establish a director emeritus succession plan; and

        WHEREAS, the Director and the Bank wish to specify in writing the terms and conditions upon which this additional compensatory incentive will be provided to the Director, or as applicable, to the Director's spouse or designated beneficiaries, as the case may be.

        NOW, THEREFORE, in consideration of the services to be performed by the Director in the future, as well as the mutual promises and covenants contained herein, the Director and the Bank agree as follows:

                                A G R E E M E N T

        1.         Terms and Definitions.

                   1.1. Administrator. The Bank shall be the "Administrator" and, solely for the purposes of ERISA as defined in subparagraph 1.9 below, the "fiduciary" of this Agreement where a fiduciary is required by ERISA.

                   1.2. Applicable Percentage.  The term "Applicable Percentage"
shall mean that percentage listed on Schedule "A" attached hereto which is adjacent to the number of calendar years which shall have elapsed from the date of the Director's commencement of service as a member of the Board of Directors of the Bank and ending on the date payments are to first begin under the terms of this Agreement. Notwithstanding the foregoing or the percentages set forth on Schedule "A," but subject to all other terms and conditions set forth herein, the "Applicable Percentage" shall be: (i) provided payments have not yet begun hereunder, one hundred percent (100%) upon the occurrence of a "Change in Control" as defined in subparagraph 1.4 below, or the Director's Disability (as defined in subparagraph 1.6 below); and (ii) notwithstanding subclause (i) of this subparagraph 1.2, zero percent (0%) in the event the Director takes any intentional action which prevents the Bank from collecting the proceeds of any life insurance policy which the Bank may happen to own at the time of the Director's death and of which the Bank is the designated beneficiary. Furthermore, notwithstanding the foregoing, or anything contained in this Agreement to the contrary, in the event the Director takes any intentional action which prevents the Bank from collecting the proceeds of any life insurance policy which the Bank may happen to own at the time of the Director's death and of which the Bank is the designated beneficiary: (1) the Director's estate or designated beneficiary shall no longer be entitled to receive the amounts, if any, payable under the terms of this Agreement, and (2) the Bank shall have the right to recover from the Director's estate all of the amounts paid to the Director's estate (with respect to amounts, if any, paid prior to the Director's death or paid to the Director's estate) or designated beneficiary (with respect to amounts, if any, paid to the designated beneficiary) pursuant to the terms of this Agreement prior to and after Director's death.

                   1.3. Beneficiary. The term "beneficiary" or "designated beneficiary" shall mean the person or persons whom the Director shall designate in a valid Beneficiary Designation, a copy of which is attached hereto as Schedule "C," to receive the benefits, if any, as provided hereunder. A Beneficiary Designation shall be valid only if it is in the form attached hereto and made a part hereof and is received by the Administrator prior to the Director's death.

                   1.4.  Change in Control.  The term "Change in Control"  shall mean the occurrence of any of the following events with respect to the Bank (with the term "Bank" being defined for purposes of determining whether a "Change in Control" has occurred to include any parent bank holding company organized at the direction of the Bank to own 100% of the Bank's outstanding common stock): (i) a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or in response to any other form or report to the regulatory agencies or governmental authorities having jurisdiction over the Bank or any stock exchange on which the Bank's shares are listed which requires the reporting of a change in control; (ii) any merger, consolidation or reorganization of the Bank in which the Bank does not survive; (iii) any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) of any assets of the Bank having an aggregate fair market value of fifty percent (50%) of the total value of the assets of the Bank, reflected in the most recent balance sheet of the Bank; (iv) a transaction whereby any
"person" (as such term is used in the Exchange Act) or any individual, corporation, partnership, trust or any other entity becomes the beneficial owner, directly or indirectly, of securities of the Bank representing twenty-five percent (25%) or more of the combined voting power of the Bank's then outstanding securities; or (v) a situation where, in any one-year period, individuals who at the beginning of such period constitute the Board of Directors of the Bank cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by the Bank's shareholders, of each new director is approved by a vote of at least three-quarters (3/4) of the directors then still in office who were directors at the beginning of the period. Notwithstanding the foregoing or anything else contained herein to the contrary, there shall not be a "Change of Control" for purposes of this Agreement if the event which would otherwise come within the meaning of the term "Change of Control" involves (i) a reorganization at the direction of the Bank solely to form a parent bank holding company which owns 100% of the Bank's common stock following the reorganization, or (ii) an Employee Stock Ownership Plan sponsored by the Bank or its parent holding company which is the party that acquires "control" or is the principal participant in the transaction constituting a "Change in Control," as described above.

                   1.5. The Code. The "Code" shall mean the Internal Revenue Code of 1986, as amended (the "Code").

                   1.6. Disability/Disabled. The term "Disability" or "Disabled" shall have the same meaning given such terms in any policy of disability insurance maintained by the Employer for the benefit of directors including the Director. In the absence of such a policy which extends coverage to the Director in the event of disability, the terms shall mean bodily injury or disease (mental or physical) which wholly and continuously prevents the performance of duty for at least three months.

                   1.7. Effective Date. The term "Effective Date" shall mean the date first written above.

                   1.8. ERISA.   The  term  "ERISA"   shall  mean  the  Employee
Retirement Income Security Act of 1974, as amended.

                   1.9. Director Benefits. The term "Director Benefits" shall mean the benefits determined in accordance with Schedule "B", and reduced or adjusted to the extent: (i) required under the other provisions of this Agreement, including, but not limited to, Paragraphs 5, 6 and 7 hereof; (ii) required by reason of the lawful order of any regulatory agency or body having jurisdiction over the Bank; or (iii) required in order for the Bank to properly comply with any and all applicable state and federal laws, including, but not limited to, income, employment and disability income tax laws (e.g., FICA, FUTA, SDI).

                   1.10. Normal Retirement Date. The term "Normal Retirement Date" shall mean the Retirement, as defined below, of the Director upon attainment of age sixty-five (65).

                   1.11. Plan Year. The term "Plan Year" shall mean the Bank's fiscal year.

                   1.12. Retirement. The term "Retirement" or "Retires" shall refer to the date which the Director acknowledges in writing to the Bank to be the last day of service as a member of the Board of Directors of the Bank.

                   1.13. Removal for Cause. The term "removal for cause" shall mean the termination of the Director's service as a member of the Bank's Board of Directors by reason of any of the following determined in good faith by disinterested members of the Bank's Board of Directors:

                          (a) The willful,  intentional  and material  breach or
habitual and continued neglect by the Director of his responsibilities and duties;

                          (b) The  continuous  mental or physical  incapacity of
the Director, subject to disability rights under this Agreement;

                          (c) The Director's  willful and intentional  violation
of any federal banking or securities laws, or of the Bylaws, rules, policies or resolutions of the Bank, or the rules or regulations of the Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency, or any other regulatory agency or governmental authority having jurisdiction over the Bank, which has a material adverse effect upon the Bank;

                          (d) The  written  determination  by a state or federal
court, banking agency or other governmental authority having jurisdiction over the Bank, that the Director (i) is of unsound mind, or (ii) has committed a gross abuse of authority or discretion with reference to the Bank, or (iii) otherwise is not suitable to continue to serve as a member of the Board of Directors of the Bank;

                          (e) The Director is convicted of any felony or a crime
involving moral turpitude or willfully and intentionally commits a fraudulent or dishonest act; or

                          (f) The Director's willful and intentional disclosure,
without authority, of any secret or confidential information not otherwise publicly available concerning the Bank or taking any action which the Bank's Board of Directors determines, in its sole discretion and subject to good faith, fair dealing and reasonableness, constitutes unfair competition with or inducement of any customer to breach any contract with the Bank.

        2.         Scope, Purpose and Effect.

                   2.1. Contract of Employment. Although this Agreement is intended to provide the Director with an additional incentive to continue to serve as a member of the Board of Directors of the Bank, this Agreement shall not be deemed to constitute a contract of employment between the Director and the Bank nor shall any provision of this Agreement restrict the right of the Bank to remove or cause the removal of the Director including, without limitation, by (i) refusal to nominate the Director for election for any successive term of office as a member of the Board of Directors of the Bank, or
(ii) complying with an order or other directive from a court of competent jurisdiction or any regulatory authority having jurisdiction over the Bank which requires the Bank to take action to remove the Director.

                   2.2. Fringe Benefit. The benefits provided by this Agreement are granted by the Bank as a fringe benefit to the Director and are not a part of any salary reduction plan or any arrangement deferring a bonus or a salary increase. The Director has no option to take any current payments or bonus in lieu of the benefits provided by this Agreement.

        3.         Director Benefits Payments.

                   3.1. Payments for Service as Director Emeritus. If the Director shall continue to serve as a member of the Board of Directors until the Normal Retirement Date, the Director shall be entitled to serve the Bank as a Director Emeritus in accordance with the procedures and policies established by the Bank's Board of Directors applicable to service as a Director Emeritus. If the Director elects to serve as a Director Emeritus, the Director shall be paid the Applicable Percentage of the Director Emeritus Payments specified in Schedule B for a three (3) year period, payable annually in twelve (12) substantially equal installments, commencing with the Retirement Date and ending on the third anniversary thereof. If the Director declines or is unable to serve as a Director Emeritus, the Director shall forfeit any entitlement to the Director Emeritus Benefits.

                   3.2. Payments After Expiration of the Director Emeritus Period. After the expiration of the three (3) year period described above in Paragraph 3.1, the Bank shall pay to the Director the Applicable Percentage of the Retirement Benefit Payments specified in Schedule B. The Retirement Benefit Payments shall commence on the third anniversary of the Director's Retirement, payable annually in twelve (12) substantially equal installments and continue until the Director's death.

        4. Payments in the Event of Disability Prior to Retirement. In the event the Director becomes Disabled while serving as a member of the Board of Directors of the Bank at any time after the Effective Date of this Agreement, but prior to Retirement, the Director shall be entitled to the Applicable
Percentage of the Retirement Benefit Payments specified in Schedule B. The Retirement Benefit Payments shall commence on the first day of the month following the month in which the Director becomes Disabled, payable annually in twelve (12) substantially equal installments and continue until the Director's death.

        5. Payments in the Event Director Is Terminated Prior to Retirement. As indicated in subparagraph 2.1 above, the Bank reserves the right to remove or cause the removal of the Director under certain circumstances, at any time prior to the Director's Retirement. In the event that the service of the Director shall be terminated, other than by reason of death, Disability or Retirement, prior to the Director's Normal Retirement Date, then this Agreement shall terminate upon the date of such termination; provided, however, that the Director shall be entitled to the following benefits as may be applicable depending upon the circumstances surrounding the Director's termination:

                   5.1. Termination Without Cause. If the Director's service as a member of the Board of Directors of the Bank is terminated for reasons other than as specified in paragraph 5.3 below, and such termination is not subject to the provisions of subparagraph 5.4 below, the Director shall be entitled to be paid the Applicable Percentage of the Retirement Benefit Payments. The Retirement Benefit Payments shall commence on the first day of the month following the month in which the Director is terminated, payable annually in twelve (12) substantially equal installments and continue until the Director's death.

                   5.2. Voluntary Termination by the Director. If the Director's service on the Board of Directors is terminated by voluntary resignation on a date when the Applicable Percentage is less than one hundred percent (100%), and such resignation is not subject to the provisions of subparagraph 5.4 below, the Director shall forfeit any and all rights and benefits he may have under the terms of this Agreement and shall have no right to be paid any of the amounts which would otherwise be due or paid to the Director by the Employer pursuant to the terms of this Agreement. If the Applicable Percentage is one hundred percent (100%) on the date of such voluntary resignation, the Director shall be paid the Applicable Percentage of the Retirement Benefit Payments. The Retirement Benefit Payments shall commence on the first day of the month following the month in which the Director terminated services as a member of the Board of Directors, payable annually in twelve (12) substantially equal installments and continue until the Director's death.

                   5.3. Termination by Removal for Cause. The Director agrees that if his service as a member of the Board of Directors of the Bank is terminated by "removal for cause," as defined in subparagraph 1.13 of this Agreement, he shall forfeit any and all rights and benefits he may have under the terms of this Agreement and shall have no right to be paid any of the amounts which would otherwise be due or paid to the Director by the Bank pursuant to the terms of this Agreement.

                   5.4. Termination by the Bank on Account of or After a Change in Control. In the event that the Director's service as a member of the Board of Directors of the Bank is terminated in conjunction with, or by reason of, a "Change in Control" (as defined in subparagraph 1.4 above), the Director shall be entitled to be paid the Applicable Percentage of the Retirement Benefit Payments. The Retirement Benefit Payments shall commence on the first day of the month following the month in which the Director terminated services as a member of the Board of Directors, payable annually in twelve (12) substantially equal installments and continue until the Director's death.

        6. Section 280G Adjustment. The Director acknowledges and agrees that the parties have entered into this Agreement based upon certain financial and tax accounting assumptions. Accordingly, with full knowledge of the potential consequences the Director agrees that, notwithstanding anything contained herein to the contrary, in the event that any payment or benefit received or to be received by the Director, whether payable pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Employer (together with the Director Benefits, the "Total Payments"), will not be deductible (in whole or in part) as a result of Code Section 280G or other applicable provisions of the Code, the Total Payments shall be reduced until no portion of the Total Payments is nondeductible as a result of Section 280G or such other applicable provisions of the Code. For purposes of this limitation:

                   (a) No portion of the Total Payments, the receipt or enjoyment of which the Director shall have effectively waived in writing prior to the date of payment of any future Director Benefits payments, shall be taken into account;

                   (b) No portion of the Total Payments shall be taken into account, which in the opinion of the tax counsel selected by the Employer and acceptable to the Director, does not constitute a "parachute payment" within the meaning of Section 280G of the Code;

                   (c) Any reduction of the Total Payments shall be applied to reduce any payment or benefit received or to be received by the Director pursuant to the terms of this Agreement and any other plan, arrangement or agreement with the Employer in the order determined by mutual agreement of the Employer and the Director;

                   (d) Future payments shall be reduced only to the extent necessary so that the Total Payments (other than those referred to in clauses (a) or (b) above in their entirety) constitute reasonable compensation for services actually rendered within the meaning of Section 280G of the Code, in the opinion of tax counsel referred to in clause (b) above; and

                   (e) The value of any non-cash benefit or any deferred payment or benefit included in the Total Payments shall be determined by independent auditors selected by the Employer and acceptable to the Director in accordance with the principles of Section 280G of the Code.

        7. Right To Determine Funding Methods. The Bank reserves the right to determine, in its sole and absolute discretion, whether, to what extent and by what method, if any, to provide for the payment of the amounts which may be payable to the Director, or as applicable, the Director's spouse or beneficiaries, under the terms of this Agreement. In the event that the Bank elects to fund this Agreement, in whole or in part, through the use of life insurance or annuities, or both, the Bank shall determine the ownership and beneficial interests of any such policy of life insurance or annuity. The Bank further reserves the right, in its sole and absolute discretion, to terminate any such policy, and any other device used to fund its obligations under this Agreement, at any time, in whole or in part. Consistent with Paragraph 9 below, neither the Director, the Director's spouse nor the Director's beneficiaries shall have any right, title or interest in or to any funding source or amount utilized by the Bank pursuant to this Agreement, and any such funding source or amount shall not constitute security for the performance of the Bank's obligations pursuant to this Agreement. In connection with the foregoing, the Director agrees to execute such documents and undergo such medical examinations or tests which the Bank may request and which may be reasonably necessary to facilitate any funding for this Agreement including, without limitation, the Bank's acquisition of any policy of insurance or annuity. Furthermore, a refusal by the Director to consent to, participate in and undergo any such medical examinations or tests shall result in the immediate termination of this Agreement and the immediate forfeiture by the Director, or as applicable, the Director's spouse and beneficiaries, of any and all rights to payment hereunder.

        8. Claims Procedure. The Bank shall, but only to the extent necessary to comply with ERISA, be designated as the named fiduciary under this Agreement and shall have authority to control and manage the operation and administration of this Agreement. Consistent therewith, the Bank shall make all determinations as to the rights to benefits under this Agreement. Any decision by the Bank denying a claim by the Director, or as applicable, the Director's spouse or beneficiaries, for benefits under this Agreement shall be stated in writing and delivered or mailed, via registered or certified mail, to the Director, the Director's spouse or the Director's beneficiaries, as the case may be. Such decision shall set forth the specific reasons for the denial of a claim. In addition, the Bank shall provide the Director, or as applicable, the Director's spouse or beneficiaries, with a reasonable opportunity for a full and fair review of the decision denying such claim.

        9. Status as an Unsecured General Creditor. Notwithstanding anything contained herein to the contrary: (i) neither the Director, the Director's spouse or beneficiaries shall have any legal or equitable rights, interests or claims in or to any specific property or assets of the Bank as a result of this Agreement; (ii) none of the Bank's assets shall be held in or under any trust for the benefit of the Director, the Director's spouse or beneficiaries or held in any way as security for the fulfillment of the obligations of the Bank under this Agreement; (iii) all of the Bank's assets shall be and remain the general unpledged and unrestricted assets of the Bank;
(iv) the Bank's obligation under this Agreement shall be that of an unfunded and unsecured promise by the Bank to pay money in the future; and (v) the Director, the Director's spouse and beneficiaries shall be unsecured general creditors with respect to any benefits which may be payable under the terms of this Agreement.

                   Notwithstanding subparagraphs (i) through (v) above, the Employer and the Director acknowledge and agree that, in the event of a Change in Control, upon request of the Director, or in the Employer's discretion if the Director does not so request and the Employer nonetheless deems it appropriate, the Employer shall establish, not later than the effective date of the Change in Control, a Rabbi Trust or multiple Rabbi Trusts (the "Trust" or "Trusts") upon such terms and conditions as the Employer, in its sole discretion, deems appropriate and in compliance with applicable provisions of the Code, in order to permit the Employer to make contributions and/or transfer assets to the Trust or Trusts to discharge its obligations pursuant to this Agreement. The principal of the Trust or Trusts and any earnings thereon shall be held separate and apart from other funds of the Employer to be used exclusively for discharge of the Employer's obligations pursuant to this Agreement and shall continue to be subject to the claims of the Employer's general creditors until paid to the Director, or as applicable, the Director's spouse or beneficiaries, in such manner and at such times as specified in this Agreement.

        10. Discretion of Board to Accelerate Payout. Notwithstanding any of the other provisions of this Agreement, the Board of Directors of the Bank may, if determined in its sole and absolute discretion to be appropriate, accelerate the payment of the amounts due under the terms of this Agreement, provided that the Director (or as applicable, the Director's spouse or beneficiaries): (i) consents to the revised payout terms determined appropriate by the Bank's Board of Directors; and (ii) does not negotiate or in anyway influence the terms of proposed altered/accelerated payout (said decision to be made solely by the Bank's Board of Directors and offered to the Director [or the Director's spouse or beneficiaries] on a "take it or leave it basis").

        11.        Miscellaneous.

                   11.1. Opportunity To Consult With Independent Advisors. The Director acknowledges that he has been afforded the opportunity to consult with independent advisors of his choosing including, without limitation, accountants or tax advisors and counsel regarding both the benefits granted to him under the terms of this Agreement and the (i) terms and conditions which may affect the Director's right to these benefits and (ii) personal tax effects of such benefits including, without limitation, the effects of any federal or state taxes, Section 280G of the Code, and any other taxes, costs, expenses or liabilities whatsoever related to such benefits, which in any of the foregoing instances the Director acknowledges and agrees shall be the sole responsibility of the Director notwithstanding any other term or provision of this Agreement. The Director further acknowledges and agrees that the Bank shall have no liability whatsoever related to any such personal tax effects or other personal costs, expenses, or liabilities applicable to the Director and further specifically waives any right for himself or herself, and his or her heirs, beneficiaries, legal representatives, agents, successors and assigns to claim or assert liability on the part of the Bank related to the matters described above in this subparagraph 11.1. The Director further acknowledges that he has read, understands and consents to all of the terms and conditions of this Agreement, and that he enters into this Agreement with a full understanding of its terms and conditions.

                   11.2. Arbitration of Disputes. All claims, disputes and other matters in question arising out of or relating to this Agreement or the breach or interpretation thereof, other than those matters which are to be determined by the Bank in its sole and absolute discretion, shall be resolved by binding arbitration before a representative member, selected by the mutual agreement of the parties, of the Judicial Arbitration and Mediation Services, Inc. ("JAMS"), located in San Francisco, California. In the event JAMS is unable or unwilling to conduct the arbitration provided for under the terms of this Paragraph, or has discontinued its business, the parties agree that a representative member, selected by the mutual agreement of the parties, of the American Arbitration Association ("AAA"), located in San Francisco, California, shall conduct the binding arbitration referred to in this Paragraph. Notice of the demand for arbitration shall be filed in writing with the other party to this Agreement and with JAMS (or AAA, if necessary). In no event shall the demand for arbitration be made after the date when institution of legal or equitable proceedings based on such claim, dispute or other matter in question would be barred by the applicable statute of limitations. The arbitration shall be subject to such rules of procedure used or established by JAMS, or if there are none, the rules of procedure used or established by AAA. Any award rendered by JAMS or AAA shall be final and binding upon the parties, and as applicable, their respective heirs, beneficiaries, legal representatives, agents, successors and assigns, and may be entered in any court having jurisdiction thereof. The obligation of the parties to arbitrate pursuant to this clause shall be specifically enforceable in accordance with, and shall be conducted consistently with, the provisions of Title 9 of Part 3 of the California Code of Civil Procedure. Any arbitration hereunder shall be conducted in Lodi, California, unless otherwise agreed to by the parties.

                   11.3. Attorneys' Fees. In the event of any arbitration or litigation concerning any controversy, claim or dispute between the parties hereto, arising out of or relating to this Agreement or the breach hereof, or the interpretation hereof, the prevailing party shall be entitled to recover from the losing party reasonable expenses, attorneys' fees and costs incurred in connection therewith or in the enforcement or collection of any judgment or award rendered therein. The "prevailing party" means the party determined by the arbitrator(s) or court, as the case may be, to have most nearly prevailed, even if such party did not prevail in all matters, not necessarily the one in whose favor a judgment is rendered.

                   11.4. Notice. Any notice required or permitted of either the Director or the Bank under this Agreement shall be deemed to have been duly given, if by personal delivery, upon the date received by the party or its authorized representative; if by facsimile, upon transmission to a telephone number previously provided by the party to whom the facsimile is transmitted as reflected in the records of the party transmitting the facsimile and upon reasonable confirmation of such transmission; and if by mail, on the third day after mailing via U.S. first class mail, registered or certified, postage prepaid and return receipt requested, and addressed to the party at the address given below for the receipt of notices, or such changed address as may be requested in writing by a party.

                   If to the Bank:                  Bank of Lodi, N.A.
                                                    701 S. Ham Lane
                                                    Lodi, California  95242-3537

                                                    Attn: President

                   If to the Director:              ______________________
                                                    ______________________
                                                    ______________________

                   11.5. Assignment. Neither the Director, or as applicable, the Director's spouse or beneficiaries, shall have any power or right to transfer, assign, anticipate, hypothecate, modify or otherwise encumber any part or all of the amounts payable hereunder, nor, prior to payment in accordance with the terms of this Agreement, shall any portion of such amounts be: (i) subject to seizure by any creditor of the Director, or the Director's spouse or beneficiaries, by a proceeding at law or in equity, for the payment of any debts, judgments, alimony or separate maintenance obligations which may be owed by the Director, the Director's spouse or beneficiaries; or (ii) transferable by operation of law in the event of bankruptcy, insolvency or otherwise. Any such attempted assignment or transfer shall be void and shall terminate this Agreement, and the Bank shall thereupon have no further liability hereunder.

                   11.6. Binding Effect/Merger or Reorganization. This Agreement shall be binding upon and inure to the benefit of the Director and the Bank and, as applicable, their respective heirs, beneficiaries, legal representatives, agents, successors and assigns. Accordingly, the Bank shall not merge or consolidate into or with another corporation, or reorganize or sell substantially all of its assets to another corporation, firm or person, unless and until such succeeding or continuing corporation, firm or person agrees to assume and discharge the obligations of the Bank under this Agreement. Upon the occurrence of such event, the term "Bank" as used in this Agreement shall be deemed to refer to such surviving or successor firm, person, entity or corporation.

                   11.7. Nonwaiver. The failure of either party to enforce at any time or for any period of time any one or more of the terms or conditions of this Agreement shall not be a waiver of such term(s) or condition(s) or of that party's right thereafter to enforce each and every term and condition of this Agreement.

                   11.8. Partial Invalidity. If any term, provision, covenant, or condition of this Agreement is determined by an arbitrator or a court, as the case may be, to be invalid, void, or unenforceable, such determination shall not render any other term, provision, covenant or condition invalid, void or unenforceable, and the Agreement shall remain in full force and effect notwithstanding such partial invalidity.

                   11.9. Entire Agreement. This Agreement supersedes any and all other agreements, either oral or in writing, between the parties with respect to the subject matter of this Agreement and contains all of the covenants and agreements between the parties with respect thereto. Each party to this Agreement acknowledges that no other representations, inducements, promises, or agreements, oral or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not set forth herein, and that no other agreement, statement, or promise not contained in this Agreement shall be valid or binding on either party.

                   11.10. Modifications. Any modification of this Agreement shall be effective only if it is in writing and signed by each party or such party's authorized representative.

                   11.11. Paragraph Headings. The paragraph headings used in this Agreement are included solely for the convenience of the parties and shall not affect or be used in connection with the interpretation of this Agreement.

                   11.12. No Strict Construction. The language used in this Agreement shall be deemed to be the language chosen by the parties hereto to express their mutual intent, and no rule of strict construction will be applied against any person.

                   11.13. Governing Law. The laws of the State of California, other than those laws denominated choice of law rules, and, where applicable, the rules and regulations of the Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency, or any other regulatory agency or governmental authority having jurisdiction over the Bank, shall govern the validity, interpretation, construction and effect of this Agreement.

        IN WITNESS WHEREOF, the Bank and the Director have executed this Agreement on the date first above-written in the City of Lodi, San Jaoquin County, California.

BANK                                                DIRECTOR

Bank of Lodi, N.A.



By:  /s/ Leon J. Zimmerman                          /s/_________________
    ----------------------
         Leon J. Zimmerman,
         President and Chief
         Executive Officer

                                   SCHEDULE A



CALENDAR YEAR                                              APPLICABLE PERCENTAGE
-------------                                              ---------------------

July 18, 1983 to July 17, 1988 ................................      0.00%

July 18, 1989 .................................................     20.00%

July 18, 1990 .................................................     40.00%

July 18, 1991 .................................................     60.00%

July 18, 1992 .................................................     80.00%

July 18, 1993 .................................................    100.00%

                                   SCHEDULE B


                                DIRECTOR BENEFITS


1.      Director Emeritus Payments.

        Upon the Director's Retirement, the Director shall be entitled to serve as a Director Emeritus in accordance with the procedures and policies adopted by the Board of Directors of the Bank applicable to service as a Director Emeritus. If the Director elects to serve as a Director Emeritus, the Bank shall pay to the Director the Applicable Percentage of seven thousand five hundred dollars ($7,500) commencing on the Director's Retirement, payable annually in twelve (12) substantially equal installments and continuing until the third anniversary of the Director's Retirement.

2.      Retirement Benefit Payments.

        The Bank shall pay to the Director the Applicable Percentage of seven thousand five hundred dollars ($7,500) commencing on the third anniversary of the Director's Retirement, payable annually in twelve
        (12) substantially equal installments and continuing until the Director's death.

                                   SCHEDULE C


                             BENEFICIARY DESIGNATION


         To the Administrator of the Bank of Lodi, N.A. Director Supplemental Compensation Agreement:

        Pursuant to the Provisions of my Director Supplemental Compensation Agreement with Bank of Lodi, N.A., permitting the designation of a beneficiary or beneficiaries by a participant, I hereby designate the following persons and entities as primary and secondary beneficiaries of any benefit under said Agreement payable by reason of my death:

Primary Beneficiary:



----------------------   --------------------   -----------------------------
Name                            Address                 Relationship


Secondary (Contingent) Beneficiary:



----------------------   ---------------------   ----------------------------
Name                            Address                 Relationship


THE RIGHT TO REVOKE OR CHANGE ANY  BENEFICIARY  DESIGNATION IS HEREBY  RESERVED.
ALL  PRIOR  DESIGNATIONS,   IF  ANY,  OF  PRIMARY  BENEFICIARIES  AND  SECONDARY
BENEFICIARIES ARE HEREBY REVOKED.


        The Administrator shall pay all sums payable under the Agreement by reason of my death to the Primary Beneficiary, if he or she survives me, and if no Primary Beneficiary shall survive me, then to the Secondary Beneficiary, and if no named beneficiary survives me, then the Administrator shall pay all amounts in accordance with the terms of my Director Supplemental Compensation Agreement. In the event that a named beneficiary survives me and dies prior to receiving the entire benefit payable under said Agreement, then and in that event, the remaining unpaid benefit payable according to the terms of my Director Supplemental Compensation Agreement shall be payable to the personal representatives of the estate of said beneficiary who survived me but died prior to receiving the total benefit provided by my Director Supplemental Compensation Agreement.




Dated:  _______, 1998                  _________________________________________

CONSENT OF THE DIRECTOR'S SPOUSE
TO THE ABOVE BENEFICIARY DESIGNATION:


        I,  _____________,  being the  spouse of  _______________,  after  being afforded the opportunity to consult with independent counsel of my choosing, do hereby acknowledge that I have read, agree and consent to the foregoing Beneficiary Designation which relates to the Director Supplemental Compensation Agreement entered into by my spouse effective as of _________, 1998. I understand that the above Beneficiary Designation may affect certain rights which I may have in the benefits provided for under the terms of the Director Supplemental Compensation Agreement and in which I may have a marital property interest.

Dated:  ________, 1998



                   ------------------------------------------

         Exhibit 10(o) Form of Life Insurance Endorsement Method Split Dollar Plan Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Benjamin
                        R. Goehring, Michael D. Ramsey, Weldon D. Schumacher and Dennis R. Swanson.


LIFE INSURANCE

                      ENDORSEMENT METHOD SPLIT DOLLAR PLAN

                                    AGREEMENT


Insurer:  ___________________

Policy Number: _____________

Bank:  Bank of Lodi, N.A.

Insured:  __________________

Relationship of Insured to Bank:  Director

Date:  ____________, 1998

The respective rights and duties of the Bank and the Insured in the above policy (the "Policy") shall be as follows:

I.       DEFINITIONS

         Refer to the Policy provisions for the definition of all terms in this Agreement.

II.      POLICY TITLE AND OWNERSHIP

         Title and ownership shall reside in the Bank for its use and for the use of the Insured all in accordance with this Agreement. The Bank alone may, to the extent of its interest, exercise the right to borrow or withdraw the Policy cash values. Where the Bank and the Insured (or beneficiary[ies] or assignee[s], with the consent of the Insured) mutually agree to exercise the right to increase the coverage under the subject split dollar Policy, then, in such event, the rights, duties and benefits of the parties to such increased coverage shall continue to be subject to the terms of this Agreement.

III.     BENEFICIARY DESIGNATION RIGHTS

         The Insured (or beneficiary[ies] or assignee[s]) shall have the right and power to designate a beneficiary or beneficiaries to receive his share of the proceeds payable upon the death of the Insured, and to elect and change a payment option for such beneficiary, subject to any right or interest the Bank may have in such proceeds, as provided in this Agreement.

IV.      PREMIUM PAYMENT METHOD

         The Bank shall pay an amount equal to the planned premiums and any other premium payments that might become necessary to maintain the Policy in force.

V.       TAXABLE BENEFIT

         Annually the Insured will receive a taxable benefit equal to the assumed cost of insurance as required by the Internal Revenue Service. The Bank (or its administrator) will report to the Insured the amount of imputed income received each year on Form W-2 or its equivalent.

VI.      DIVISION OF DEATH PROCEEDS

         Subject to Paragraph VII herein, the division of the death proceeds of the Policy is as follows:

         A. The Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to an amount equal to the lesser of one hundred thousand dollars ($100,000) or one hundred percent (100%) of the net at risk insurance portion of the proceeds. The net at risk insurance portion is the total proceeds less the cash value of the Policy.

         B.       The Bank shall be entitled to the remainder of such proceeds.

         C. The Bank and the Insured (or beneficiary[ies] or assignee[s]) shall share in any interest due on the death proceeds on a pro rata basis in the ratio that the proceeds due the Bank and the Insured, respectively, bears to the total proceeds, excluding any such interest.

VII.     DIVISION OF CASH SURRENDER VALUE

         The Bank shall at all times be entitled to an amount equal to the Policy's cash value, as that term is defined in the Policy, less any Policy loans and unpaid interest or cash withdrawals previously incurred by the Bank and any applicable Policy surrender charges. Such cash value shall be determined as of the date of surrender of the Policy or death of the Insured as the case may be.

VIII.    PREMIUM WAIVER

         If the Policy contains a premium waiver provision, any such waived amounts shall be considered for all purposes of this Agreement as having been paid by the Bank.

IX.      RIGHTS OF PARTIES WHERE POLICY ENDOWMENT OR ANNUITY  ELECTION EXISTS

         In the event the Policy involves an endowment or annuity element, the Bank's right and interest in any endowment proceeds or annuity benefits shall be determined under the provisions of this Agreement by regarding such endowment proceeds or the commuted value of such annuity benefits as the Policy's cash value. Such endowment proceeds or annuity benefits shall be treated like death proceeds for the purposes of division under this Agreement.

X.       TERMINATION OF AGREEMENT

         This Agreement shall terminate at the option of the Bank following thirty (30) days written notice to the Insured upon the happening of any one of the following:

         1. The Insured shall be in violation of the terms and conditions of that certain Director Supplemental Compensation Agreement effective as of _______, 1998, or

         2. The Insured shall be discharged from service with the Bank by removal for cause. The term "removal for cause" shall have the meaning given that term in the Insured's Director Supplemental Compensation Agreement effective as of _________, 1998.

         Upon such termination, the Insured (or beneficiary[ies] or assignee[s]) shall have a ninety (90) day option to receive from the Bank an absolute assignment of the Policy in consideration of a cash payment to the Bank, whereupon this Agreement shall terminate. Such cash payment shall be the greater of:

         1. The Bank's share of the cash value of the Policy on the date of such assignment, as defined in this Agreement.

         2. The amount of the premiums which have been paid by the Bank prior to the date of such assignment.

         Should the Insured (or beneficiary[ies] or assignee[s]) fail to exercise this option within the prescribed ninety (90) day period, the Insured (or beneficiary[ies] or assignee[s]) agrees that all of his or her rights, interest and claims in the Policy shall terminate as of the date of the termination of this Agreement.

         Except  as  provided   above,   this  Agreement  shall  terminate  upon
         distribution of the death benefit proceeds in accordance with Paragraph VI above.

XI.      INSURED'S OR ASSIGNEE'S ASSIGNMENT RIGHTS

         The Insured may not, without the prior written consent of the Bank, assign to any individual, trust or other organization, any right, title or interest in the Policy nor any rights, options, privileges or duties created under this Agreement.

XII.     AGREEMENT BINDING UPON THE PARTIES

         This  Agreement  shall be binding  upon the Insured  and the Bank,  and
         their  respective  heirs,  successors,   personal  representatives  and
         assigns, as applicable.

XIII.    NAMED FIDUCIARY AND PLAN ADMINISTRATOR

         The Bank is hereby designated the "Named Fiduciary" until resignation or removal by its Board of Directors. As Named Fiduciary, the Bank shall be responsible for the management, control, and administration of this Agreement as established herein. The Named Fiduciary may allocate to others certain aspects of the management and operations responsibilities of this Agreement, including the employment of advisors and the delegation of any ministerial duties to qualified individuals.

XIV.     FUNDING POLICY

         The funding Policy for this Agreement shall be to maintain the Policy in force by paying, when due, all premiums required.

XV.      CLAIM PROCEDURES

         Claim forms or claim information as to the subject Policy can be obtained by contacting The Benefit Marketing Group, Inc. (770-952-1529). When the Named Fiduciary has a claim which may be covered under the provisions described in the Policy, it should contact the office named above, and they will either complete a claim form and forward it to an authorized representative of the Insurer or advise the named Fiduciary what further requirements are necessary. The Insurer will evaluate and make a decision as to payment. If the claim is payable, a benefit check will be issued to the Named Fiduciary.

         In the event that a claim is not eligible under the Policy, the Insurer will notify the Named Fiduciary of the denial pursuant to the requirements under the terms of the Policy. If the Named Fiduciary is dissatisfied with the denial of the claim and wishes to contest such claim denial, it should contact the office named above and they will assist in making inquiry to the Insurer. All objections to the Insurer's actions should be in writing and submitted to the office named above for transmittal to the Insurer.

XVI.     GENDER

         Whenever in this Agreement words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.


XVII.    INSURANCE COMPANY NOT A PARTY TO THIS AGREEMENT

         The Insurer shall not be deemed a party to this Agreement, but will respect the rights of the parties as set forth herein upon receiving an executed copy of this Agreement. Payment or other performance in accordance with the Policy provisions shall fully discharge the Insurer from any and all liability.


         IN WITNESS WHEREOF, the Insured and a duly authorized Bank officer have signed this Agreement as of the above written date.



BANK OF LODI, N.A.                          INSURED



--------------------------                  --------------------------------
Leon J. Zimmerman
President and Chief
Executive Officer

                          BENEFICIARY DESIGNATION FORM



Primary Designation:

         Name                                          Relationship

_____________________________            _______________________________________

_____________________________            _______________________________________

_____________________________            _______________________________________



Contingent Designation:

_____________________________            _______________________________________

_____________________________            _______________________________________

_____________________________            _______________________________________



_____________________________            __________, 1998

        Exhibit 10(p) Form of Director Supplemental Compensation Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Angelo J. Anagnos, Raymond H. Coldani, Bozant Katzakian and Frank M. Sasaki.

DIRECTOR SUPPLEMENTAL COMPENSATION AGREEMENT


        This Agreement is made and entered into effective as of April 3, 1998 by and between Bank of Lodi, N.A., a national banking association chartered under the federal laws of the United States of America with its principal offices located in the City of Lodi, San Joaquin County, California (the "Employer"), and ______________ , an individual residing in the State of California (the "Director").

                                 R E C I T A L S

        WHEREAS, the Director is a member of the Board of Directors of the Bank and has served in such capacity since the Bank was authorized to conduct business on July 18, 1983;

        WHEREAS, the Bank desires to establish a compensation benefit for directors who are not also officers or employees of the Bank in order to attract and retain individuals with extensive and valuable experience as directors and to establish a director emeritus succession plan; and

        WHEREAS, the Director and the Bank wish to specify in writing the terms and conditions upon which this additional compensatory incentive will be provided to the Director, or as applicable, to the Director's spouse or designated beneficiaries, as the case may be.

        NOW, THEREFORE, in consideration of the services to be performed by the Director in the future, as well as the mutual promises and covenants contained herein, the Director and the Bank agree as follows:

                                A G R E E M E N T

        1.         Terms and Definitions.

                   1.1. Administrator. The Bank shall be the "Administrator" and, solely for the purposes of ERISA as defined in subparagraph 1.9 below, the "fiduciary" of this Agreement where a fiduciary is required by ERISA.

                   1.2. Applicable Percentage. The term "Applicable Percentage" shall mean that percentage listed on Schedule "A" attached hereto which is adjacent to the number of calendar years which shall have elapsed from the date of the Director's commencement of service as a member of the Board of Directors of the Bank and ending on the date payments are to first begin under the terms of this Agreement. Notwithstanding the foregoing or the percentages set forth on Schedule "A," but subject to all other terms and conditions set forth herein, the "Applicable Percentage" shall be: (i) provided payments have not yet begun hereunder, one hundred percent (100%) upon the occurrence of a "Change in Control" as defined in subparagraph 1.4 below, or the Director's Disability (as defined in subparagraph 1.6 below); and (ii) notwithstanding subclause (i) of this subparagraph 1.2, zero percent (0%) in the event the Director takes any intentional action which prevents the Bank from collecting the proceeds of any life insurance policy which the Bank may happen to own at the time of the Surrogate's death and of which the Bank is the designated beneficiary. Furthermore, notwithstanding the foregoing, or anything contained in this Agreement to the contrary, in the event the Director takes any intentional action which prevents the Bank from collecting the proceeds of any life insurance policy which the Bank may happen to own at the time of the Surrogate's death and of which the Bank is the designated beneficiary: (1) the Director's estate or designated beneficiary shall no longer be entitled to receive the amounts, if any, payable under the terms of this Agreement, and (2) the Bank shall have the right to recover from the Director's estate all of the amounts paid to the Director's estate (with respect to amounts, if any, paid prior to the Surrogate's death or paid to the Director's estate) or designated beneficiary (with respect to amounts, if any, paid to the designated beneficiary) pursuant to the terms of this Agreement prior to and after Surrogate's death.

                   1.3. Beneficiary. The term "beneficiary" or "designated beneficiary" shall mean the person or persons whom the Director shall designate in a valid Beneficiary Designation, a copy of which is attached hereto as Schedule "C," to receive benefits, if any, as provided hereunder. A Beneficiary Designation shall be valid only if it is in the form attached hereto and made a part hereof and is received by the Administrator prior to the Director's death.

                   1.4.  Change in Control.  The term "Change in Control"  shall mean the occurrence of any of the following events with respect to the Bank (with the term "Bank" being defined for purposes of determining whether a "Change in Control" has occurred to include any parent bank holding company organized at the direction of the Bank to own 100% of the Bank's outstanding common stock): (i) a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or in response to any other form or report to the regulatory agencies or governmental authorities having jurisdiction over the Bank or any stock exchange on which the Bank's shares are listed which requires the reporting of a change in control; (ii) any merger, consolidation or reorganization of the Bank in which the Bank does not survive; (iii) any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of transactions) of any assets of the Bank having an aggregate fair market value of fifty percent (50%) of the total value of the assets of the Bank, reflected in the most recent balance sheet of the Bank; (iv) a transaction whereby any
"person" (as such term is used in the Exchange Act) or any individual, corporation, partnership, trust or any other entity becomes the beneficial owner, directly or indirectly, of securities of the Bank representing twenty-five percent (25%) or more of the combined voting power of the Bank's then outstanding securities; or (v) a situation where, in any one-year period, individuals who at the beginning of such period constitute the Board of Directors of the Bank cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by the Bank's shareholders, of each new director is approved by a vote of at least three-quarters (3/4) of the directors then still in office who were directors at the beginning of the period. Notwithstanding the foregoing or anything else contained herein to the contrary, there shall not be a "Change of Control" for purposes of this Agreement if the event which would otherwise come within the meaning of the term "Change of Control" involves (i) a reorganization at the direction of the Bank solely to form a parent bank holding company which owns 100% of the Bank's common stock following the reorganization, or (ii) an Employee Stock Ownership Plan sponsored by the Bank or its parent holding company which is the party that acquires "control" or is the principal participant in the transaction constituting a "Change in Control," as described above.

                   1.5. The Code. The "Code" shall mean the Internal Revenue Code of 1986, as amended (the "Code").

                   1.6. Disability/Disabled. The term "Disability" or "Disabled" shall have the same meaning given such terms in any policy of disability insurance maintained by the Employer for the benefit of directors including the Director. In the absence of such a policy which extends coverage to the Director in the event of disability, the terms shall mean bodily injury or disease (mental or physical) which wholly and continuously prevents the performance of duty for at least three months.

                   1.7. Effective Date. The term "Effective Date" shall mean the date first written above.

                   1.8. ERISA.   The  term  "ERISA"   shall  mean  the  Employee
Retirement Income Security Act of 1974, as amended.

                   1.9. Director Benefits. The term "Director Benefits" shall mean the benefits determined in accordance with Schedule "B", and reduced or adjusted to the extent: (i) required under the other provisions of this Agreement, including, but not limited to, Paragraphs 5, 6 and 7 hereof; (ii) required by reason of the lawful order of any regulatory agency or body having jurisdiction over the Bank; or (iii) required in order for the Bank to properly comply with any and all applicable state and federal laws, including, but not limited to, income, employment and disability income tax laws (e.g., FICA, FUTA, SDI).

                   1.10. Normal Retirement Date. The term "Normal Retirement Date" shall mean the Retirement, as defined below, of the Director upon attainment of age sixty-five (65).

                   1.11. Plan Year. The term "Plan Year" shall mean the Bank's fiscal year.

                   1.12. Retirement. The term "Retirement" or "Retires" shall refer to the date which the Director acknowledges in writing to the Bank to be the last day of service as a member of the Board of Directors of the Bank.

                   1.13.   Surrogate.   The  term  "Surrogate"  shall  mean  the
individual selected as a substitute insured in connection with any insurance policy owned by the Bank as may be referenced in this Agreement.

                   1.14. Removal for Cause. The term "removal for cause" shall mean the termination of the Director's service as a member of the Bank's Board of Directors by reason of any of the following determined in good faith by disinterested members of the Bank's Board of Directors:

                          (a)  The willful,  intentional  and material breach or
habitual and continued neglect by the Director of his responsibilities and duties;

                          (b)  The continuous  mental or physical  incapacity of
the Director, subject to disability rights under this Agreement;

                          (c)  The Director's willful and intentional  violation
of any federal banking or securities laws, or of the Bylaws, rules, policies or resolutions of the Bank, or the rules or regulations of the Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency, or any other regulatory agency or governmental authority having jurisdiction over the Bank, which has a material adverse effect upon the Bank;

                          (d)  The written  determination  by a state or federal
court, banking agency or other governmental authority having jurisdiction over the Bank, that the Director (i) is of unsound mind, or (ii) has committed a gross abuse of authority or discretion with reference to the Bank, or (iii) otherwise is not suitable to continue to serve as a member of the Board of Directors of the Bank;

                          (e)  The  Director  is  convicted  of any  felony or a
crime involving moral turpitude or willfully and intentionally commits a fraudulent or dishonest act; or

                          (f)  The    Director's    willful   and    intentional
disclosure, without authority, of any secret or confidential information not otherwise publicly available concerning the Bank or taking any action which the Bank's Board of Directors determines, in its sole discretion and subject to good faith, fair dealing and reasonableness, constitutes unfair competition with or inducement of any customer to breach any contract with the Bank.

        2.         Scope, Purpose and Effect.

                   2.1. Contract of Employment. Although this Agreement is intended to provide the Director with an additional incentive to continue to serve as a member of the Board of Directors of the Bank, this Agreement shall not be deemed to constitute a contract of employment between the Director and the Bank nor shall any provision of this Agreement restrict the right of the Bank to remove or cause the removal of the Director including, without limitation, by (i) refusal to nominate the Director for election for any successive term of office as a member of the Board of Directors of the Bank, or
(ii) complying with an order or other directive from a court of competent jurisdiction or any regulatory authority having jurisdiction over the Bank which requires the Bank to take action to remove the Director.

                   2.2. Fringe Benefit. The benefits provided by this Agreement are granted by the Bank as a fringe benefit to the Director and are not a part of any salary reduction plan or any arrangement deferring a bonus or a salary increase. The Director has no option to take any current payments or bonus in lieu of the benefits provided by this Agreement.

        3.         Director Benefits Payments.

                   3.1. Payments for Service as Director Emeritus. If the Director shall continue to serve as a member of the Board of Directors until the Normal Retirement Date, the Director shall be entitled to serve the Bank as a Director Emeritus in accordance with the procedures and policies established by the Bank's Board of Directors applicable to service as a Director Emeritus. If the Director elects to serve as a Director Emeritus, the Director shall be paid the Applicable Percentage of the Director Emeritus Payments specified in Schedule B for a three (3) year period, payable annually in twelve (12) substantially equal installments, commencing with the Retirement Date and continuing for the period specified in Schedule B. If the Director declines or is unable to serve as a Director Emeritus, the Director shall forfeit any entitlement to the Director Emeritus Benefits.

                   3.2. Payments After Expiration of the Director Emeritus Period. After the expiration of the three (3) year period described above in Paragraph 3.1, the Bank shall pay the Applicable Percentage of the Retirement Benefit Payments specified in Schedule B to the Director commencing on the third anniversary of the Director's Retirement, payable annually in twelve (12) substantially equal installments for the period specified in Schedule B.

        4. Payments in the Event of Disability Prior to Retirement. In the event the Director becomes Disabled while serving as a member of the Board of Directors of the Bank at any time after the Effective Date of this Agreement, but prior to Retirement, the Bank shall pay the Applicable Percentage of the Retirement Benefit Payments specified in Schedule B to the Director commencing on the first day of the month following the month in which the Director becomes Disabled, payable annually in twelve (12) substantially equal installments for the period specified in Schedule B.

        5. Payments in the Event Director Is Terminated Prior to Retirement. As indicated in subparagraph 2.1 above, the Bank reserves the right to remove or cause the removal of the Director under certain circumstances, at any time prior to the Director's Retirement. In the event that the service of the Director shall be terminated, other than by reason of death, Disability or Retirement, prior to the Director's Normal Retirement Date, then this Agreement shall terminate upon the date of such termination; provided, however, that the Director shall be entitled to the following benefits as may be applicable depending upon the circumstances surrounding the Director's termination:

                   5.1. Termination Without Cause. If the Director's service as a member of the Board of Directors of the Bank is terminated for reasons other than as specified in paragraph 5.3 below, and such termination is not subject to the provisions of subparagraph 5.4 below; the Bank shall pay the Applicable Percentage of the Retirement Benefit Payments specified in Schedule B to the Director commencing on the first day of the month following the month in which the Director is terminated, payable annually in twelve (12) substantially equal installments for the period specified in Schedule B.

                   5.2. Voluntary Termination by the Director. If the Director's service on the Board of Directors is terminated by voluntary resignation on a date when the Applicable Percentage is less than one hundred percent (100%), and such resignation is not subject to the provisions of subparagraph 5.4 below, the Director shall forfeit any and all rights and benefits he may have under the terms of this Agreement and shall have no right to be paid any of the amounts which would otherwise be due or paid to the Director by the Employer pursuant to the terms of this Agreement. If the Applicable Percentage is one hundred percent (100%) on the date of such voluntary resignation, the Bank shall pay the Applicable Percentage of the Retirement Benefit Payments specified in Schedule B to the Director commencing on the first day of the month following the month in which the Director terminated service as a member of the Board of Directors, payable annually in twelve (12) substantially equal installments for the period specified in Schedule B.


                   5.3. Termination by Removal for Cause. The Director agrees that if his service as a member of the Board of Directors of the Bank is terminated by "removal for cause," as defined in subparagraph 1.14 of this Agreement, he shall forfeit any and all rights and benefits he may have under the terms of this Agreement and shall have no right to be paid any of the amounts which would otherwise be due or paid to the Director by the Bank pursuant to the terms of this Agreement.

                   5.4. Termination by the Bank on Account of or After a Change in Control. In the event that the Director's service as a member of the Board of Directors of the Bank is terminated in conjunction with, or by reason of, a "Change in Control" (as defined in subparagraph 1.4 above), the Bank shall pay the Applicable Percentage of the Retirement Benefit Payments specified in Schedule B to the Director commencing on the first day of the month following the month in which the Director terminated service as a member of the Board of Directors, payable annually in twelve (12) substantially equal installments for the period specified in Schedule B.

        6. Section 280G Adjustment. The Director acknowledges and agrees that the parties have entered into this Agreement based upon certain financial and tax accounting assumptions. Accordingly, with full knowledge of the potential consequences the Director agrees that, notwithstanding anything contained herein to the contrary, in the event that any payment or benefit received or to be received by the Director, whether payable pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Employer (together with the Director Benefits, the "Total Payments"), will not be deductible (in whole or in part) as a result of Code Section 280G or other applicable provisions of the Code, the Total Payments shall be reduced until no portion of the Total Payments is nondeductible as a result of Section 280G or such other applicable provisions of the Code. For purposes of this limitation:

                         (a)   No portion of the Total Payments,  the receipt or
enjoyment of which the Director shall have effectively waived in writing prior to the date of payment of any future Director Benefits payments, shall be taken into account;

                         (b)   No portion of the Total  Payments  shall be taken
into account, which in the opinion of the tax counsel selected by the Employer and acceptable to the Director, does not constitute a "parachute payment" within the meaning of Section 280G of the Code;

                         (c)   Any  reduction  of the  Total  Payments  shall be
applied to reduce any payment or benefit received or to be received by the Director pursuant to the terms of this Agreement and any other plan, arrangement or agreement with the Employer in the order determined by mutual agreement of the Employer and the Director;

                         (d)   Future  payments  shall  be  reduced  only to the
extent necessary so that the Total Payments (other than those referred to in clauses (a) or (b) above in their entirety) constitute reasonable compensation for services actually rendered within the meaning of Section 280G of the Code, in the opinion of tax counsel referred to in clause (b) above; and

                         (e)   The value of any non-cash benefit or any deferred
payment or benefit included in the Total Payments shall be determined by independent auditors selected by the Employer and acceptable to the Director in accordance with the principles of Section 280G of the Code.

        7. Right To Determine Funding Methods. The Bank reserves the right to determine, in its sole and absolute discretion, whether, to what extent and by what method, if any, to provide for the payment of the amounts which may be payable to the Director, or as applicable, the Director's spouse or beneficiaries, under the terms of this Agreement. In the event that the Bank elects to fund this Agreement, in whole or in part, through the use of life insurance or annuities, or both, the Bank shall determine the ownership and beneficial interests of any such policy of life insurance or annuity. The Bank further reserves the right, in its sole and absolute discretion, to terminate any such policy, and any other device used to fund its obligations under this Agreement, at any time, in whole or in part. Consistent with Paragraph 9 below, neither the Director, the Director's spouse nor the Director's beneficiaries shall have any right, title or interest in or to any funding source or amount utilized by the Bank pursuant to this Agreement, and any such funding source or amount shall not constitute security for the performance of the Bank's obligations pursuant to this Agreement. In connection with the foregoing, the Director agrees to execute such documents and undergo such medical examinations or tests which the Bank may request and which may be reasonably necessary to facilitate any funding for this Agreement including, without limitation, the Bank's acquisition of any policy of insurance or annuity. Furthermore, a refusal by the Director to consent to, participate in and undergo any such medical examinations or tests shall result in the immediate termination of this Agreement and the immediate forfeiture by the Director, or as applicable, the Director's spouse and beneficiaries, of any and all rights to payment hereunder.

        8. Claims Procedure. The Bank shall, but only to the extent necessary to comply with ERISA, be designated as the named fiduciary under this Agreement and shall have authority to control and manage the operation and administration of this Agreement. Consistent therewith, the Bank shall make all determinations as to the rights to benefits under this Agreement. Any decision by the Bank denying a claim by the Director, or as applicable, the Director's spouse or beneficiaries, for benefits under this Agreement shall be stated in writing and delivered or mailed, via registered or certified mail, to the Director, the Director's spouse or beneficiaries, as the case may be. Such decision shall set forth the specific reasons for the denial of a claim. In addition, the Bank shall provide the Director, or as applicable, the Director's spouse or beneficiaries, with a reasonable opportunity for a full and fair review of the decision denying such claim.

        9. Status as an Unsecured General Creditor. Notwithstanding anything contained herein to the contrary: (i) neither the Director, the Director's spouse or beneficiaries shall have any legal or equitable rights, interests or claims in or to any specific property or assets of the Bank as a result of this Agreement; (ii) none of the Bank's assets shall be held in or under any trust for the benefit of the Director, the Director's spouse or beneficiaries or held in any way as security for the fulfillment of the obligations of the Bank under this Agreement; (iii) all of the Bank's assets shall be and remain the general unpledged and unrestricted assets of the Bank;
(iv) the Bank's obligation under this Agreement shall be that of an unfunded and unsecured promise by the Bank to pay money in the future; and (v) the Director, the Director's spouse and beneficiaries, shall be unsecured general creditors with respect to any benefits which may be payable under the terms of this Agreement.

                   Notwithstanding subparagraphs (i) through (v) above, the Employer and the Director acknowledge and agree that, in the event of a Change in Control, upon request of the Director, or in the Employer's discretion if the Director does not so request and the Employer nonetheless deems it appropriate, the Employer shall establish, not later than the effective date of the Change in Control, a Rabbi Trust or multiple Rabbi Trusts (the "Trust" or "Trusts") upon such terms and conditions as the Employer, in its sole discretion, deems appropriate and in compliance with applicable provisions of the Code, in order to permit the Employer to make contributions and/or transfer assets to the Trust or Trusts to discharge its obligations pursuant to this Agreement. The principal of the Trust or Trusts and any earnings thereon shall be held separate and apart from other funds of the Employer to be used exclusively for discharge of the Employer's obligations pursuant to this Agreement and shall continue to be subject to the claims of the Employer's general creditors until paid to the Director, or as applicable, the Director's spouse or beneficiaries, in such manner and at such times as specified in this Agreement.

        10.             Discretion    of    Board    to    Accelerate    Payout.
Notwithstanding any of the other provisions of this Agreement, the Board of Directors of the Bank may, if determined in its sole and absolute discretion to be appropriate, accelerate the payment of the amounts due under the terms of this Agreement, provided that the Director (or as applicable, the Director's spouse or beneficiaries): (i) consents to the revised payout terms determined appropriate by the Bank's Board of Directors; and (ii) does not negotiate or in anyway influence the terms of proposed altered/accelerated payout (said decision to be made solely by the Bank's Board of Directors and offered to the Director [or as applicable, the Director's spouse or beneficiaries] on a "take it or leave it basis").

        11.        Miscellaneous.

                   11.1. Opportunity To Consult With Independent Advisors. The Director acknowledges that he has been afforded the opportunity to consult with independent advisors of his choosing including, without limitation, accountants or tax advisors and counsel regarding both the benefits granted to him under the terms of this Agreement and the (i) terms and conditions which may affect the Director's right to these benefits and (ii) personal tax effects of such benefits including, without limitation, the effects of any federal or state taxes, Section 280G of the Code, and any other taxes, costs, expenses or liabilities whatsoever related to such benefits, which in any of the foregoing instances the Director acknowledges and agrees shall be the sole responsibility of the Director notwithstanding any other term or provision of this Agreement. The Director further acknowledges and agrees that the Bank shall have no liability whatsoever related to any such personal tax effects or other personal costs, expenses, or liabilities applicable to the Director and further specifically waives any right for himself or herself, and his or her heirs, beneficiaries, legal representatives, agents, successors and assigns to claim or assert liability on the part of the Bank related to the matters described above in this subparagraph 11.1. The Director further acknowledges that he has read, understands and consents to all of the terms and conditions of this Agreement, and that he enters into this Agreement with a full understanding of its terms and conditions.

                   11.2. Arbitration of Disputes. All claims, disputes and other matters in question arising out of or relating to this Agreement or the breach or interpretation thereof, other than those matters which are to be determined by the Bank in its sole and absolute discretion, shall be resolved by binding arbitration before a representative member, selected by the mutual agreement of the parties, of the Judicial Arbitration and Mediation Services, Inc. ("JAMS"), located in San Francisco, California. In the event JAMS is unable or unwilling to conduct the arbitration provided for under the terms of this Paragraph, or has discontinued its business, the parties agree that a representative member, selected by the mutual agreement of the parties, of the American Arbitration Association ("AAA"), located in San Francisco, California, shall conduct the binding arbitration referred to in this Paragraph. Notice of the demand for arbitration shall be filed in writing with the other party to this Agreement and with JAMS (or AAA, if necessary). In no event shall the demand for arbitration be made after the date when institution of legal or equitable proceedings based on such claim, dispute or other matter in question would be barred by the applicable statute of limitations. The arbitration shall be subject to such rules of procedure used or established by JAMS, or if there are none, the rules of procedure used or established by AAA. Any award rendered by JAMS or AAA shall be final and binding upon the parties, and as applicable, their respective heirs, beneficiaries, legal representatives, agents, successors and assigns, and may be entered in any court having jurisdiction thereof. The obligation of the parties to arbitrate pursuant to this clause shall be specifically enforceable in accordance with, and shall be conducted consistently with, the provisions of Title 9 of Part 3 of the California Code of Civil Procedure. Any arbitration hereunder shall be conducted in Lodi, California, unless otherwise agreed to by the parties.

                   11.3. Attorneys' Fees. In the event of any arbitration or litigation concerning any controversy, claim or dispute between the parties hereto, arising out of or relating to this Agreement or the breach hereof, or the interpretation hereof, the prevailing party shall be entitled to recover from the losing party reasonable expenses, attorneys' fees and costs incurred in connection therewith or in the enforcement or collection of any judgment or award rendered therein. The "prevailing party" means the party determined by the arbitrator(s) or court, as the case may be, to have most nearly prevailed, even if such party did not prevail in all matters, not necessarily the one in whose favor a judgment is rendered.

                   11.4. Notice. Any notice required or permitted of either the Director or the Bank under this Agreement shall be deemed to have been duly given, if by personal delivery, upon the date received by the party or its authorized representative; if by facsimile, upon transmission to a telephone number previously provided by the party to whom the facsimile is transmitted as reflected in the records of the party transmitting the facsimile and upon reasonable confirmation of such transmission; and if by mail, on the third day after mailing via U.S. first class mail, registered or certified, postage prepaid and return receipt requested, and addressed to the party at the address given below for the receipt of notices, or such changed address as may be requested in writing by a party.

                 If to the Bank:                  Bank of Lodi, N.A.
                                                  701 S. Ham Lane
                                                  Lodi, California  95242-3537

                                                  Attn: President

                 If to the Director:              __________________
                                                  __________________
                                                  __________________

                   11.5. Assignment. Neither the Director, or as applicable, the Director's spouse or beneficiaries, shall have any power or right to transfer, assign, anticipate, hypothecate, modify or otherwise encumber any part or all of the amounts payable hereunder, nor, prior to payment in accordance with the terms of this Agreement, shall any portion of such amounts be: (i) subject to seizure by any creditor of the Director, or the Director's spouse or beneficiaries, by a proceeding at law or in equity, for the payment of any debts, judgments, alimony or separate maintenance obligations which may be owed by the Director, the Director's spouse or beneficiaries; or (ii) transferable by operation of law in the event of bankruptcy, insolvency or otherwise. Any such attempted assignment or transfer shall be void and shall terminate this Agreement, and the Bank shall thereupon have no further liability hereunder.

                   11.6. Binding Effect/Merger or Reorganization. This Agreement shall be binding upon and inure to the benefit of the Director and the Bank and, as applicable, their respective heirs, beneficiaries, legal representatives, agents, successors and assigns. Accordingly, the Bank shall not merge or consolidate into or with another corporation, or reorganize or sell substantially all of its assets to another corporation, firm or person, unless and until such succeeding or continuing corporation, firm or person agrees to assume and discharge the obligations of the Bank under this Agreement. Upon the occurrence of such event, the term "Bank" as used in this Agreement shall be deemed to refer to such surviving or successor firm, person, entity or corporation.

                   11.7. Nonwaiver. The failure of either party to enforce at any time or for any period of time any one or more of the terms or conditions of this Agreement shall not be a waiver of such term(s) or condition(s) or of that party's right thereafter to enforce each and every term and condition of this Agreement.

                   11.8. Partial Invalidity. If any term, provision, covenant, or condition of this Agreement is determined by an arbitrator or a court, as the case may be, to be invalid, void, or unenforceable, such determination shall not render any other term, provision, covenant or condition invalid, void or unenforceable, and the Agreement shall remain in full force and effect notwithstanding such partial invalidity.

                   11.9. Entire Agreement. This Agreement supersedes any and all other agreements, either oral or in writing, between the parties with respect to the subject matter of this Agreement and contains all of the covenants and agreements between the parties with respect thereto. Each party to this Agreement acknowledges that no other representations, inducements, promises, or agreements, oral or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not set forth herein, and that no other agreement, statement, or promise not contained in this Agreement shall be valid or binding on either party.

                   11.10. Modifications. Any modification of this Agreement shall be effective only if it is in writing and signed by each party or such party's authorized representative.

                   11.11. Paragraph Headings. The paragraph headings used in this Agreement are included solely for the convenience of the parties and shall not affect or be used in connection with the interpretation of this Agreement.

                   11.12. No Strict Construction. The language used in this Agreement shall be deemed to be the language chosen by the parties hereto to express their mutual intent, and no rule of strict construction will be applied against any person.

                   11.13. Governing Law. The laws of the State of California, other than those laws denominated choice of law rules, and, where applicable, the rules and regulations of the Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency, or any other regulatory agency or governmental authority having jurisdiction over the Bank, shall govern the validity, interpretation, construction and effect of this Agreement.

        IN WITNESS WHEREOF, the Bank and the Director have executed this Agreement on the date first above-written in the City of Lodi, San Jaoquin County, California.

BANK                                             DIRECTOR

Bank of Lodi, N.A.



By:  /s/ Leon J. Zimmerman                       /s/___________________________
     ---------------------
         Leon J. Zimmerman,
         President and Chief
         Executive Officer

                                   SCHEDULE A




CALENDAR YEAR                                              APPLICABLE PERCENTAGE
-------------                                              ---------------------

July 18, 1983 to July 17, 1988 .................................     0.00%

July 18, 1989 ..................................................    20.00%

July 18, 1990 ..................................................    40.00%

July 18, 1991 ..................................................    60.00%

July 18, 1992 ..................................................    80.00%

July 18, 1993 ..................................................   100.00%

                                   SCHEDULE B


                                DIRECTOR BENEFITS


1.      Director Emeritus Payments.

        Upon the Director's Retirement, the Director shall be entitled to serve as a Director Emeritus in accordance with the procedures and policies adopted by the Board of Directors of the Bank applicable to service as a Director Emeritus. If the Director elects to serve as a Director Emeritus, the Bank shall pay to the Director the Applicable Percentage of seven thousand five hundred dollars ($7,500) commencing on the Director's Retirement, payable annually in twelve (12) substantially equal installments and continuing until the earlier of the third anniversary of the Director's Retirement, or the death of either the Director or a Surrogate under any insurance policy owned by the Bank.

2.      Retirement Benefit Payments.

        The Bank shall pay to the Director the Applicable Percentage of seven thousand five hundred dollars ($7,500) commencing on the third anniversary of the Director's Retirement, payable annually in twelve
        (12) substantially equal installments and continuing until the earlier of the death of either the Director or a Surrogate under any insurance policy owned by the Bank.

                                   SCHEDULE C


                             BENEFICIARY DESIGNATION


         To the Administrator of the Bank of Lodi, N.A. Director Supplemental Compensation Agreement:

        Pursuant to the Provisions of my Director Supplemental Compensation Agreement with Bank of Lodi, N.A., permitting the designation of a beneficiary or beneficiaries by a participant, I hereby designate the following persons and entities as primary and secondary beneficiaries of any benefit under said Agreement payable by reason of my death:

Primary Beneficiary:



______________________   _____________________   ____________________________
Name                            Address                  Relationship


Secondary (Contingent) Beneficiary:



______________________   _____________________   ____________________________
Name                            Address                  Relationship


THE RIGHT TO REVOKE OR CHANGE ANY  BENEFICIARY  DESIGNATION IS HEREBY  RESERVED.
ALL  PRIOR  DESIGNATIONS,   IF  ANY,  OF  PRIMARY  BENEFICIARIES  AND  SECONDARY
BENEFICIARIES ARE HEREBY REVOKED.


        The Administrator shall pay all sums payable under the Agreement by reason of my death to the Primary Beneficiary, if he or she survives me, and if no Primary Beneficiary shall survive me, then to the Secondary Beneficiary, and if no named beneficiary survives me, then the Administrator shall pay all amounts in accordance with the terms of my Director Supplemental Compensation Agreement. In the event that a named beneficiary survives me and dies prior to receiving the entire benefit payable under said Agreement, then and in that event, the remaining unpaid benefit payable according to the terms of my Director Supplemental Compensation Agreement shall be payable to the personal representatives of the estate of said beneficiary who survived me but died prior to receiving the total benefit provided by my Director Supplemental Compensation Agreement.




Dated:  _______, 1998                  _________________________________________

CONSENT OF THE DIRECTOR'S SPOUSE
TO THE ABOVE BENEFICIARY DESIGNATION:


        I, _________________, being the spouse of_________________,  after being afforded the opportunity to consult with independent counsel of my choosing, do hereby acknowledge that I have read, agree and consent to the foregoing Beneficiary Designation which relates to the Director Supplemental Compensation Agreement entered into by my spouse effective as of _________, 1998. I understand that the above Beneficiary Designation may affect certain rights which I may have in the benefits provided for under the terms of the Director Supplemental Compensation Agreement and in which I may have a marital property interest.

Dated:  ________, 1998


_____________________________

         Exhibit 10(q) Form of Life Insurance Endorsement Method Split Dollar Plan Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Angelo
                        J. Anagnos, Raymond H. Coldani, Bozant Katzakian and Frank M. Sasaki.


                                 LIFE INSURANCE

                      ENDORSEMENT METHOD SPLIT DOLLAR PLAN

                                    AGREEMENT


Insurer:  Canada Life Assurance Company

Policy Number:

Bank:  Bank of Lodi, N.A.

Participant:  _________________________

Insured: __________________________________________________________________

Relationship of Participant to Bank:  Director

Date:  ____________, 1998

The respective rights and duties of the Bank and the Participant in the above policy (the "Policy") shall be as follows:

I.       DEFINITIONS

         Refer to the Policy provisions for the definition of all terms in this Agreement. Notwithstanding the foregoing, whenever the term "Participant" is used in this Agreement, unless the Policy provisions or the context otherwise require, it shall mean _________________for purposes of any beneficial interest or right to proceeds from any insurance Policy to which this Agreement refers.

II.      POLICY TITLE AND OWNERSHIP

         Title and ownership shall reside in the Bank for its use and for the use of the Participant all in accordance with this Agreement. The Bank alone may, to the extent of its interest, exercise the right to borrow or withdraw the Policy cash values. Where the Bank and the Participant (or beneficiary[ies] or assignee[s], with the consent of the
         Participant) mutually agree to exercise the right to increase the coverage under the subject split dollar Policy, then, in such event, the rights, duties and benefits of the parties to such increased coverage shall continue to be subject to the terms of this Agreement.

III.     BENEFICIARY DESIGNATION RIGHTS

         The Participant (or beneficiary[ies] or assignee[s]) shall have the right and power to designate a beneficiary or beneficiaries to receive his share of the proceeds payable upon the death of the Insured, and to elect and change a payment option for such beneficiary, subject to any right or interest the Bank may have in such proceeds, as provided in this Agreement.

IV.      PREMIUM PAYMENT METHOD

         The Bank shall pay an amount equal to the planned premiums and any other premium payments that might become necessary to maintain the Policy in force.

V.       TAXABLE BENEFIT

         Annually the Participant will receive a taxable benefit equal to the assumed cost of insurance as required by the Internal Revenue Service. The Bank (or its administrator) will report to the Participant the amount of imputed income received each year on Form W-2 or its equivalent.

VI.      DIVISION OF DEATH PROCEEDS

         Subject to Paragraph VII herein, upon the Insured's death, the division of the death proceeds of the Policy is as follows:

         A. The Participant, if alive, or if the Participant predeceased the Insured, the Participant's beneficiary(ies) designated in accordance with Paragraph III, shall be entitled to an amount equal to the lesser of one hundred thousand dollars ($100,000) or one hundred percent (100%) of the net at risk insurance portion of the proceeds. The net at risk insurance portion is the total proceeds less the cash value of the Policy.

         B.       The Bank shall be entitled to the remainder of such proceeds.

         C. The Bank and the Participant (or beneficiary[ies] or assignee[s]) shall share in any interest due on the death proceeds on a pro rata basis in the ratio that the proceeds due the Bank and the Participant, respectively, bears to the total proceeds, excluding any such interest.

VII.     DIVISION OF CASH SURRENDER VALUE

         The Bank shall at all times be entitled to an amount equal to the Policy's cash value, as that term is defined in the Policy, less any Policy loans and unpaid interest or cash withdrawals previously incurred by the Bank and any applicable Policy surrender charges. Such cash value shall be determined as of the date of surrender of the Policy or death of the Insured as the case may be.

VIII.    PREMIUM WAIVER

         If the Policy contains a premium waiver provision, any such waived amounts shall be considered for all purposes of this Agreement as having been paid by the Bank.

IX.      RIGHTS OF PARTIES WHERE POLICY ENDOWMENT OR ANNUITY ELECTION EXISTS

         In the event the Policy involves an endowment or annuity element, the Bank's right and interest in any endowment proceeds or annuity benefits shall be determined under the provisions of this Agreement by regarding such endowment proceeds or the commuted value of such annuity benefits as the Policy's cash value. Such endowment proceeds or annuity benefits shall be treated like death proceeds for the purposes of division under this Agreement.

X.       TERMINATION OF AGREEMENT

         This Agreement shall terminate at the option of the Bank following thirty (30) days written notice to the Participant upon the happening of any one of the following:

         1.       The  Participant  shall  be in  violation  of  the  terms  and
                  conditions   of  the   Participant's   Director   Supplemental
                  Compensation Agreement effective as of _______, 1998, or

         2. The Participant shall be discharged from service with the Bank by removal for cause. The term "removal for cause" shall have the meaning given that term in the Participant's Director Supplemental Compensation Agreement effective as of _________, 1998.

         Upon such termination, the Participant (or beneficiary[ies] or assignee[s]) shall have a ninety (90) day option to receive from the Bank an absolute assignment of the Policy in consideration of a cash payment to the Bank, whereupon this Agreement shall terminate. Such cash payment shall be the greater of:

         1. The Bank's share of the cash value of the Policy on the date of such assignment, as defined in this Agreement.

         2. The amount of the premiums which have been paid by the Bank prior to the date of such assignment.

         Should the Participant (or beneficiary[ies] or assignee[s]) fail to exercise this option within the prescribed ninety (90) day period, the Participant (or beneficiary[ies] or assignee[s]) agrees that all of his or her rights, interest and claims in the Policy shall terminate as of the date of the termination of this Agreement.

         Except  as  provided   above,   this  Agreement  shall  terminate  upon
         distribution of the death benefit proceeds in accordance with Paragraph VI above.

XI.      PARTICIPANT'S OR ASSIGNEE'S ASSIGNMENT RIGHTS

         The Participant may not, without the prior written consent of the Bank, assign to any individual, trust or other organization, any right, title or interest in the Policy nor any rights, options, privileges or duties created under this Agreement.

XII.     AGREEMENT BINDING UPON THE PARTIES

         This Agreement  shall be binding upon the Participant and the Bank, and
         their  respective  heirs,  successors,   personal  representatives  and
         assigns, as applicable.

XIII.    NAMED FIDUCIARY AND PLAN ADMINISTRATOR

         The Bank is hereby designated the "Named Fiduciary" until resignation or removal by its Board of Directors. As Named Fiduciary, the Bank shall be responsible for the management, control, and administration of this Agreement as established herein. The Named Fiduciary may allocate to others certain aspects of the management and operations responsibilities of this Agreement, including the employment of advisors and the delegation of any ministerial duties to qualified individuals.

XIV.     FUNDING POLICY

         The funding Policy for this Agreement shall be to maintain the Policy in force by paying, when due, all premiums required.

XV.      CLAIM PROCEDURES

         Claim forms or claim information as to the subject Policy can be obtained by contacting The Benefit Marketing Group, Inc. (770-952-1529). When the Named Fiduciary has a claim which may be covered under the provisions described in the Policy, it should contact the office named above, and they will either complete a claim form and forward it to an authorized representative of the Insurer or advise the named Fiduciary what further requirements are necessary. The Insurer will evaluate and make a decision as to payment. If the claim is payable, a benefit check will be issued to the Named Fiduciary.

         In the event that a claim is not eligible under the Policy, the Insurer will notify the Named Fiduciary of the denial pursuant to the requirements under the terms of the Policy. If the Named Fiduciary is dissatisfied with the denial of the claim and wishes to contest such claim denial, it should contact the office named above and they will assist in making inquiry to the Insurer. All objections to the Insurer's actions should be in writing and submitted to the office named above for transmittal to the Insurer.

XVI.     GENDER

         Whenever in this Agreement words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.


XVII.    INSURANCE COMPANY NOT A PARTY TO THIS AGREEMENT

         The Insurer shall not be deemed a party to this Agreement, but will respect the rights of the parties as set forth herein upon receiving an executed copy of this Agreement. Payment or other performance in accordance with the Policy provisions shall fully discharge the Insurer from any and all liability.


         IN WITNESS WHEREOF, the Participant and a duly authorized Bank officer have signed this Agreement as of the above written date.



BANK OF LODI, N.A.

__________________________                  ________________________________
Leon J. Zimmerman
President and Chief
Executive Officer

                          BENEFICIARY DESIGNATION FORM



Primary Designation:

         Name                                             Relationship

_____________________________            _______________________________________

_____________________________            _______________________________________

_____________________________            _______________________________________



Contingent Designation:

_____________________________            _______________________________________

_____________________________            _______________________________________

_____________________________            _______________________________________




_____________________________           __________, 1998