Form 10-K
period 1998-12-31
FIRST FINANCIAL BANCORP /CA/
filed 1999-03-26
CIK 729502

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of January 31, 1999, there were 1,349,292 shares of Common Stock, no par value, outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $11,356,000 (based on the $11.50 average of bid and ask prices per share on February 2, 1999.)


                                                   Part of Form 10-K into
Documents Incorporated by Reference                  which Incorporated
-----------------------------------                  ------------------
Proxy Statement for the Annual Meeting of
Shareholders to be held on May 18, 1999.         Part III, Items 10, 11, 12, 13

================================================================================

                             FIRST FINANCIAL BANCORP
                                 1998 FORM 10-K
                                TABLE OF CONTENTS

PART 1
------
ITEM 1. BUSINESS ..............................................................3
         General ..............................................................3
         The Bank .............................................................3
         Bank Services ........................................................3
         Sources of Business ..................................................4
         Competition ..........................................................4
         Employees ............................................................5
         Supervision and Regulation ...........................................5
                  The Company .................................................5
                  The Bank ....................................................6
                  Officers ....................................................6
                  Recent Legislation and Regulations Affecting Banking ........7
ITEM 2. PROPERTIES ............................................................9
ITEM 3. LEGAL PROCEEDINGS ....................................................10
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................10

Part II
-------
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS ..................................................10
ITEM 6. SELECTED FINANCIAL DATA ..............................................11
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS ............................................11
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..........................33
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE ..................................33

PART III
--------
ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...................33
ITEM 11 EXECUTIVE COMPENSATION ...............................................33
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .......33
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......................33

PART IV
-------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .....34

Signatures ...................................................................63
Index to Exhibits  ...........................................................64

                                     PART I

ITEM 1. BUSINESS

General:

First Financial Bancorp (the "Company") was incorporated under the laws of the State of California on May 13, 1982, and operates principally as a bank holding company for its wholly owned subsidiary, Bank of Lodi, N.A. (the "Bank"). The Company is registered under the Bank Holding Company Act of 1956, as amended. The Bank is the principal source of income for the Company. The Bank owns the office building where the Bank's Lodi Branch and administrative offices are located, and the Company owns the land upon which the Bank's Woodbridge Branch is located. The Company receives income from the Bank under the lease associated with the Woodbridge property. The Company also holds all of the capital stock of Western Auxiliary Corporation (WAC), a California Corporation which functions as trustee on deeds of trust securing mortgage loans originated by the Bank. All references herein to the "Company" include the Bank and WAC, unless the context otherwise requires.

The Bank:

The Bank was organized on May 13, 1982 as a national banking association. The application to organize the Bank was accepted for filing by the Comptroller of the Currency (the "OCC") on September 8, 1981, and preliminary approval to organize was granted on March 27, 1982. On July 18, 1983 the Bank received from the OCC a Certificate of Authority to Commence the Business of Banking. Subsequently, the Bank opened branch offices in Woodbridge and Lockeford, California. Effective February 22, 1997, the Bank acquired the Galt, Plymouth and San Andreas offices of Wells Fargo Bank. A loan production office in Folsom, California was opened in January, 1998, and a full-service branch was opened in Elk Grove, California in August, 1998.

The Bank's headquarters is located at 701 South Ham Lane, Lodi, California. There is a loan production office in Folsom, California and branch offices are located in Woodbridge, Lockeford, Galt, Plymouth, San Andreas, and Elk Grove, California. The Bank's primary service area, from which the Bank attracts 75% of its business, is the city of Lodi and the surrounding area. This area is estimated to have a population approaching 70,000 persons, with a median annual family income of approximately $30,000. The area includes residential developments, neighborhood shopping centers, business and professional offices and manufacturing and agricultural concerns.

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

During 1998, the Bank entered into an agreement with Investment Centers of America to offer stocks, bonds, mutual funds, annuities and insurance products through offices located on-site at Bank branches. The first Investment Centers of America office was established at the Lodi branch location, and additional offices are planned for Elk Grove and Folsom.

The  Bank  engages  in  a  full  complement  of  lending  activities,  including commercial, Small Business Administration (SBA), residential mortgage, consumer/installment, and short-term real estate loans, with particular emphasis on short and medium-term obligations. Commercial lending activities are directed principally toward businesses whose demand for funds falls within the Bank's lending limit, such as small to medium-sized professional firms, retail and wholesale outlets and manufacturing and agricultural concerns. Consumer lending is oriented primarily to the needs of the Bank's customers, with an emphasis on automobile financing and leasing. Consumer loans also include loans for boats, home improvements, debt consolidation, and other personal needs. Real estate loans include short-term "swing" loans and construction loans. Residential mortgages are generally sold into the secondary market for these loans. SBA loans are made available to small to medium-sized businesses.

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

Competition:

The banking business in California generally, and in the northern portion of central California where the Bank is located, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks with branch office networks and other operating affiliations throughout the State. The Bank competes for deposits and loans with these banks, as well as with savings and loan associations, thrift and loan associations, credit unions, mortgage companies, insurance companies and other lending institutions. Among the advantages certain of these institutions have over the Bank are their ability (i) to finance extensive advertising campaigns, (ii) to allocate a substantial portion of their investment assets in securities with higher yields (not available to the Bank if its investments are to be diversified) and (iii) to make funds available for loans in geographic regions with the greatest demand. In competing for deposits, the Bank is subject to the same regulations with respect to interest rate limitations on time deposits as other depository institutions. See "Supervision and Regulation" below.

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

Employees:

As of December 31, 1998, the Company employed 97 full-time equivalent employees, including four executive officers. Management believes that the Company's relationship with its employees is good.

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

The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. The Bank is a legal entity separate and distinct from the Company, and is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. See Note 13(c) to the financial statements for further information regarding the payment of cash dividends by the Company and the Bank.

The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Commissioner. Regulations have not yet been proposed or adopted to implement the Commissioner's powers under this statute.

The Bank:

The Bank, as a national banking association whose deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum legal limits and the Bank is subject to regulation, supervision, and regular examination by the OCC. The Bank is a member of the Federal Reserve System, and, as such, is subject to certain provisions of the Federal Reserve Act and regulations issued by the Board. The Bank is also subject to applicable provisions of California law, insofar as they are not in conflict with, or preempted by, federal law. The regulations of these various agencies govern most aspects of the Bank's business, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location of branch offices.

Officers:

Leon Zimmerman, age 56, is President and Chief Executive Officer of the Bank and of the Company; David M. Philipp, age 36, is Executive Vice-President, Chief Financial Officer and Secretary of the Bank and of the Company; Lance Gallagher, age 53, is Senior Vice President and Operations Administrator of the Bank and the Company: and David Redman, age 54, is Senior Vice President and Chief Credit Officer of the Bank and of the Company.

Mr. Zimmerman joined the Company in April, 1990. He was promoted from Executive Vice President and Chief Credit Officer of Bank of Lodi to President and CEO in August of 1994. Mr. Zimmerman became President and CEO of the Company effective August 1995. He lives in Lodi with his wife and has resided and worked in the San Joaquin-Sacramento Valley since 1960, serving in various banking capacities since 1962. Mr. Zimmerman serves on many community boards and committees, including San Joaquin County Education Foundation, Economic Development Task Force and LEED - Sacramento Steering Committee. He is an active member of Rotary, Chamber of Commerce and several other community groups.

Mr. Philipp joined the Company in April, 1992. Prior to joining the Company, Mr. Philipp was the Budget Director and Financial Analyst for Merksamer Jewelers, Inc., at that time the eighth largest jewelry retailer in the United States, headquartered in Sacramento, California. Prior to joining Merksamer Jewelers, Inc., Mr. Philipp was a Supervising Senior Accountant in the Sacramento office of KPMG, LLP. While at KPMG, LLP, Mr. Philipp specialized in providing audit and accounting services to financial institution, agribusiness, and broadcasting clients. Mr. Philipp is a CPA and holds a Bachelor of Science in Business Administration, Accountancy from California State University. He lives in El Dorado Hills with his wife and two children, having been in the Greater Sacramento area for over 25 years. On March 1, 1999 Mr. Philipp gave notice to the Company and the Bank of his intention to resign and pursue other business interests.

Mr. Gallagher joined the Bank in February, 1991. He was promoted from Vice President of Compliance to Senior Vice President and Operations Administrator in January, 1997. As a graduate of the American Bankers Associations Graduate School of Compliance, he is responsible for the Bank's regulatory compliance program in addition to Bank operations and item processing. Prior to joining the Company, Mr. Gallagher was with Wells Fargo Bank for 22 years in various customer service, operations, and human resource capacities of increasing responsibility. He lives in San Joaquin County with his wife and has four boys and a grandson. Mr. Gallagher is a banking instructor for The American Institute of Banking and Delta Community College, serves as a member of the Colleges Banking Advisory Board, a member of the Heald College Employer Advisory Committee, and is the Initiation Coaching Program Director with U. S. Hockey Pacific District.

Mr. Redman joined the Company in December 1997. He has over 33 years of banking experience in central California. He was previously President and CEO of Citizens Bank of Paso Robles, N.A. (1990 to 1995). Mr. Redman assisted in the start up of Commerce Bank of San Luis Obispo and served as Executive Vice President (1985 to 1990). Most recently, he was the organizing President and CEO for Central California Bank (in organization). His banking experience includes several years with two major California banks. Mr. Redman's education includes Porterville Community College and the University of Washington Graduate School of Banking. Community involvement has included the Jaycees, Lions Club, Kiwanis Club, Rotary, Chamber of Commerce, Downtown Merchants Association and the Elks Lodge. He lives in Valley Springs with his wife and has three grown children.

Recent Legislation and Regulations Affecting Banking:

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

Interstate Banking. Since 1986, California has permitted California banks and bank holding companies to be acquired by banking organizations based in other states on a "reciprocal" basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to local banking organizations). Since October 2, 1995, California law implementing certain provisions of prior federal law have (1) permitted interstate merger transactions; (2) prohibited interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole unit of the California bank; and (3) prohibited interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

Capital Requirements. Federal regulation imposes upon all FDIC-insured financial institutions a variable system of risk-based capital guidelines designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the OCC's risk-based capital guidelines, the Bank is required to maintain capital equal to at least 8 percent of its assets, weighted by risk. Assets and off-balance sheet items are categorized by the guidelines according to risk, and certain assets considered to present less risk than others permit maintenance of capital below the 8 percent level. The guidelines established two categories of qualifying capital: Tier 1 capital comprising core capital elements, and Tier 2 comprising supplementary capital requirements. At least one-half of the required capital must be maintained in the form of Tier 1 capital. For the Bank, Tier 1 capital includes only common stockholders' equity and retained earnings, but qualifying perpetual preferred stock would also be included without limit if the Bank were to issue such stock. Tier 2 capital includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of the allowance for loan and lease losses.

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

As of  December  31,  1998,  the  Bank's  total  risk-based  capital  ratio  was approximately 11.17 percent and its leverage ratio was approximately 7.35 percent. The Bank does not presently expect that compliance with the risk-based capital guidelines or minimum leverage requirements will have a materially adverse effect on its business in the reasonably foreseeable future. Nor does the Bank expect that its sensitivity to market risk will adversely affect its overall CAMELS rating as compared with its previous CAMEL ratings by bank examiners.

Deposit Insurance Assessments. In 1995, the FDIC, pursuant to Congressional mandate, reduced bank deposit insurance assessment rates to a range from $0 to $.27 per $100 of deposits, dependent upon a bank's risk. The FDIC has continued these reduced assessment rates through 1998. Based upon the above risk-based assessment rate schedule, the Bank's current capital ratios, the Bank's current level of deposits, and assuming no further change in the assessment rate applicable to the Bank during 1999, the Bank estimates that its annual noninterest expense attributed to the regular assessment schedule will not increase during 1999.

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

Year 2000 Compliance. The Federal Financial Institutions Examination Council has issued an interagency statement to the chief executive officers of all federally supervised financial institutions, including the Bank, regarding Year 2000 project management awareness. Unless financial institutions address the technology issues associated with Year 2000, the Council anticipates there could occur major disruptions in the operations of financial institutions. The interagency statement provides guidance to financial institutions, to providers of data services, and all examining personnel of the federal banking agencies regarding Year 2000 issues. The federal banking agencies intend to conduct Year 2000 compliance examinations, and the failure to implement a Year 2000 program may constitute an unsafe and unsound banking practice. See the discussion of this subject at the heading "Year 2000 Preparedness" under Item 7 herein, Management's Discussion and Analysis of Financial Condition and Results of Operations, and at footnote 23 to the Company's Consolidated Financial Statements.

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

Permitted Activities. In recent years, the Federal banking agencies, especially the OCC and the Board, have taken steps to increase the types of activities in which national banks and bank holding companies can engage, and to make it easier to engage in such activities. On November 20, 1996, the OCC issued final regulations permitting national banks to engage in a wider range of activities through subsidiaries. "Eligible institutions" (those national banks that are well capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries after going through a new expedited application process. In addition, the new regulations include a provision whereby a national bank may apply to the OCC to engage in an activity through a subsidiary in which the bank itself may not engage. Although the Bank in not currently intending to enter into any new type of business, this OCC regulation could be advantageous to the Bank if the Bank determines to expand its operations in the future, depending on the extent to which the OCC permits national banks to engage in new lines of business and whether the Bank qualifies as an "eligible institution" at the time of making application.

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


ITEM 2. PROPERTIES

The Bank owns a 0.861 acre lot located at the corner of Ham Lane and Tokay Street, Lodi, California. A 34,000 square foot, tri-level commercial building for the main branch and administrative offices of the Company and the Bank was constructed on the lot. The Company and the Bank use approximately 75% of the leasable space in the building and the remaining area is either leased or available for lease as office space to other tenants. The construction of this building in 1991 has enabled the Bank to better serve its customers with more teller windows, four drive-through lanes and expanded safe deposit box capacity.

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

The Bank assumed a long-term ground lease on 1.7 acres of land at 19000 North Highway 88, Lockeford, California. The building previously occupying the Lodi site at 701 South Ham Lane was moved to Lockeford, California, and has become the permanent branch office of the Bank at that location. A temporary 1,000 square foot office had been used by the Bank at the Lockeford location. The permanent office was opened on April 1, 1991. The temporary office, along with a portion of the permanent building, are leased by the Bank to two tenants.

On February 22, 1997, the Bank acquired the Galt, Plymouth and San Andreas branches of Wells Fargo Bank. The transaction included the assumption of the 6,000 square foot branch building lease in Galt with a remaining term of two years, and the purchase of the branch building and land for the Plymouth and San Andreas offices. The Plymouth and San Andreas offices are approximately 1,200 and 5,500 square feet, respectively. In November, 1998, upon expiration of the Galt lease, the Galt branch was relocated to a new 3,000 square foot leased facility one block west of the old location. The new Galt location is leased under a five year lease with three successive five-year renewal options.

In January, 1998, the Bank opened a 1,220 square foot loan production office in Folsom, California. The office was leased for one year with a one year renewal option which has been exercised by the Bank. In August, 1998, the Bank opened a 4,830 square foot full service branch in Elk Grove, California. The office is leased under a three year lease with two successive three-year renewal options.


ITEM 3. LEGAL PROCEEDINGS

         Not Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

There is no established public trading market for the common stock of the Company. The Company's common stock is traded in the over-the-counter market and is not presently listed on a national exchange or reported by the NASDAQ Stock Market. Trading of the stock has been limited and has been principally contained within the Company's general service area. As of March 1, 1999, there were 1,037 shareholders of record of the Company's common stock. Set forth below is the range of high and low bid prices for the common stock during 1997 and 1998.

                                          1998                  1997
Bid Price of Common Shares          High        Low        High        Low

First Quarter                   $   13.25      13.00   $   10.25       9.50
Second Quarter                      14.50      13.63       10.25       9.63
Third Quarter                       14.63      13.25       12.75       9.81
Fourth Quarter                      13.38      12.00       13.00      12.13

The foregoing prices are based on trades of which Company is aware and reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

ITEM 6. SELECTED FINANCIAL DATA

         (in  thousands except per share amounts)
         Consolidated Statement of Income               1998      1997     1996      1995      1994
------------------------------------------------------------------------------------------------------
         Interest Income                          $    11,508    10,592    8,045     8,089     7,462
         Interest Expense                               4,028     3,785    3,254     3,138     2,767
         Net Interest Income                            7,480     6,807    4,791     4,951     4,695
         Provision for Loan Losses                        250       (60)     310       115       323
         Noninterest Income                             1,878     1,423    1,067       940     1,050
         Noninterest Expense                            7,712     6,796    4,654     4,534     5,137
         Net Income                               $     1,052     1,015      640       843       338

         Per Share Data
------------------------------------------------------------------------------------------------------

         Basic Earnings                           $       .78       .77      .49       .65       .26
         Diluted Earnings                                 .74       .73      .48       .64       .26
         Cash Dividends Declared                  $       .20       .20      .20       .15        --

         Consolidated Balance Sheet Data
------------------------------------------------------------------------------------------------------

         Federal Funds Sold                       $     4,800     4,900    1,100     3,300     2,000
         Investment Securities                         45,647    61,917   36,913    36,945    33,100
         Loans, net of loss reserve and
            deferred fees                              91,078    62,228   52,672    50,524    55,812
         Total Assets                                 164,400   147,850  104,913   103,972   105,167
         Total Deposits                               149,544   133,891   92,207    89,216    89,979
         Note Payable                                      --        --       --     2,585     2,618
         Total Stockholders' Equity               $    13,857    12,861   11,889    11,564    10,610


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

The following discussion addresses information pertaining to the financial condition and results of operations of the Company that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 36 through 63, as well as other information presented throughout this report.

Summary of Earnings Performance

----------------------------------------------------------------------------------------------------------------------------
                                                                         For the Year Ended December 31:
                                                      ----------------------------------------------------------------------
                                                                       1998                    1997                    1996

Earnings (in thousands)                                             $ 1,052                   1,015                     640

----------------------------------------------------- ---------------------- ----------------------- -----------------------
Basic earnings per share                                            $   .78                     .77                     .49

Diluted earnings per share                                          $   .74                     .73                     .48

Return on average assets                                              0.68%                   0.75%                   0.60%

Return on average equity                                              7.90%                   8.18%                   5.44%

Dividend payout ratio                                                25.57%                  26.11%                  42.55%

----------------------------------------------------- ---------------------- ----------------------- -----------------------
"Cash" earnings (in thousands) (1)                                  $ 1,268                   1,293                     640

Diluted "cash" earnings per share                                   $   .89                     .93                     .48

"Cash" return on average assets                                       0.82%                   0.96%                   0.60%

"Cash" return on average equity                                       9.52%                  10.42%                   5.44%

----------------------------------------------------- ---------------------- ----------------------- -----------------------
Operating "Cash" earnings (in thousands) (2)                        $ 1,375                   1,293                     640

Diluted operating "cash" earnings per share                         $   .97                     .93                     .48

Operating "Cash" return on average assets                             0.89%                   0.96%                   0.60%

Operating "Cash" return on average equity                            10.32%                  10.42%                   5.44%

----------------------------------------------------- ---------------------- ----------------------- -----------------------
Average equity to average assets                                      8.64%                   9.12%                  11.12%
----------------------------------------------------- ---------------------- ----------------------- -----------------------

(1) "Cash" earnings represent earnings based upon generally accepted accounting principles plus the after-tax, non-cash effect on earnings of the amortization of intangible assets. Following the 1997 acquisition of three branches from Wells Fargo Bank, the "cash" earnings, return on assets, and return on equity are the most comparable to prior year numbers. They are also the more relevant performance measures for shareholders because they measure the Company's ability to support growth and pay dividends.
(2) Operating "Cash" net income is computed by excluding the after-tax impact of significant elements of revenue or costs that obscure the operating results of core operations. Adjustments for the twelve months ended December 31, 1998 have been made to exclude from net income the preliminary costs of a strategic growth initiative for which the company ceased further pursuit in May, 1998.

During 1998, the Company aggressively pursued a number of strategic growth opportunities. One such opportunity significantly impacted expenses and the amount of expenses related thereto has been added back to "cash" earnings to determine operating "cash" earnings. Operating "cash" earnings per share increased by 4% in 1998 compared to 1997. If significant loan loss recoveries were excluded from the computation of operating "cash" earnings in 1997, operating "cash" earnings in 1998 would be approximately 50% greater than 1997. The increase is attributable to loan and deposit growth of 45% and 12%, respectively, as well as record levels of mortgage loan origination and sales volumes. As a result of the earnings in 1998, the Company continued the practice of paying a quarterly dividend of $.05 per share that began in the first quarter of 1995.

Diluted earnings per share for 1998 increased by 1.4% over 1997, while 1998 "cash" earnings per share declined by 4% compared to 1997. Diluted and cash earnings per share for 1997 were 52% and 94%, respectively, above the comparable levels for 1996. "Cash" return on equity for 1998 decreased by 9% compared to 1997, while "cash" return on equity in 1997 was 92% above 1996. Financial leverage improved as a result of deposit growth in both 1998 and 1997. Average equity to average assets was reduced by 48 and 200 basis points in 1998 and 1997, respectively. As a result each dollar of equity supported $12 and $11 in assets in 1998 and 1997, respectively, compared to $11 and $9 in 1997 and 1996, respectively. Deposits grew in connection with business development efforts in both 1998 and 1997 as well as the acquisition of three branches from Wells Fargo Bank on February 22, 1997. The acquisition increased deposits by $34 million as of the closing date of the transaction.

Earnings per share increased in 1997 versus 1996 as a result of a 30% increase in net interest income, a 120% reduction in the provision for loan losses and a 31% increase in noninterest income. The foregoing improvements were partially offset by a 45% increase in noninterest expenses. While net interest income increased in part because of significant loan loss recoveries, the growth in net interest income was also the result of both increases in the volume of earning assets and deposits and an increase in net interest margin. Noninterest income in 1997 increased due in part to record volumes in both SBA and mortgage lending of the Bank. Service charges and noninterest expenses increased principally as a result of the acquisition of three branches from Wells Fargo Bank on February 22, 1997.

Branch Expansion and Acquisitions

In August, 1998, the Bank opened a full-service branch in the Elk Grove, California market. The Elk Grove office is approximately 30 miles North of the Bank's corporate headquarters in Lodi, California and it effectively expands the Bank's trade area into South Sacramento County.

In January, 1998, the Bank opened a loan production office in the growing market of Folsom, California. The Folsom office is approximately 45 miles Northeast of the Bank's corporate headquarter's in Lodi, California and effectively expanded the Bank's trade area into the greater Sacramento area.

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

Net Interest Income

The following table provides a detailed  analysis of net interest spread and net interest  margin  for the  years  ended  December  31,  1998,  1997,  and  1996, respectively:
------------------------- ------------------------------- -------------------------------- ---------------------------------

                                For the Year Ended              For the Year Ended                For the Year Ended
                                December 31, 1998                December 31, 1997                December 31, 1996
                                  (in thousands)                  (in thousands)                    (in thousands)
                          ------------------------------- -------------------------------- ---------------------------------

                            Average     Income/             Average    Income/               Average      Income/
                            Balance    Expenses    Yield    Balance   Expenses      Yield     Balance     Expense     Yield
Earning Assets:

Investment securities(1)   $ 53,370       3,431    6.43%     53,580      3,519      6.57%      34,700       2,233     6.44%


Federal funds sold            6,780         348    5.13%      8,400        461      5.49%       3,790         199     5.25%

Loans (2)                    73,720       7,729   10.48%     58,600      6,612     11.28%      54,520       5,613    10.30%
                           --------      ------   ------    -------     ------     ------      ------       -----    ------

                            133,870      11,508    8.60%    120,580     10,592      8.78%      93,010       8,045     8.65%
                           ========      ======   ======    =======     ======     ======      ======       =====     =====

Liabilities:

Noninterest bearing        $ 17,080          --       --     13,470         --         --       8,280          --        --
deposits

Savings, money market,       76,600       1,652    2.16%     67,520      1,660      2.46%      47,820       1,193     2.49%
& NOW deposits

Time deposits                46,800       2,376    5.08%     41,550      2,125      5.11%      34,320       1,799     5.24%

Note payable                     --          --      --         --         --          --       2,440         262    10.74%
                           --------      ------    -----    -------     ------     ------      ------       -----    ------

Total Liabilities          $140,480       4,028    2.87%    122,540      3,785      3.09%      92,860       3,254     3.50%
                           ========      ======    =====    =======     ======     ======      ======       =====    ======

Net Spread                                         5.73%                            5.69%                             5.15%
                                                   =====                           ======                            ======
------------------------- ---------- ----------- -------- ---------- ---------- ---------- ----------- ----------- ---------

                            Earning     Income              Earning    Income                 Earning    Income
                             Assets   (Expense)    Yield     Assets  (Expense)      Yield      Assets   (Expense)     Yield

Yield on average earining
assets                      133,870      11,508    8.60%    120,580     10,592      8.78%      93,010       8,045     8.65%
                           --------      ------    -----    -------     ------     ------      ------       -----    ------
Cost of funds for average
earning assets              133,870      (4,028)   3.01%    120,580     (3,785)    (3.13%)     93,010      (3,254)  (3.50)%
                           --------      ------    -----    -------     ------     ------      ------       -----    ------


Net Interest Margin       $ 133,870       7,480    5.59%    120,580      6,807      5.65%      93,010       4,791     5.15%
                           ========      ======    =====    =======     ======     ======      ======       =====     =====
------------------------- ---------- ----------- -------- ---------- ---------- ---------- ----------- ----------- ---------

(1) Income on tax-exempt  securities  has not been adjusted to a tax  equivalent basis.
(2) Nonaccrual loans are included in the loan totals for each year.

Net interest income increased by 10% in 1998 after increasing by 42% in 1997. The increase in 1998 was the result of both growth in earning assets and deposits as well as decreased deposit costs. The increase in 1997 was also the result of both growth in earning assets and deposits as well as increased earning asset yields and decreased deposit costs. The increase in 1997 also included $445 thousand in interest received in connection with significant loan loss recoveries. Excluding these recoveries from 1997, net interest income would have increased by 18% in 1998.

Average earning assets increased by 11% in 1998 compared to 1997 and 30% in 1997 compared to 1996. The increase in average earning assets was driven by growth in average deposits during both years. Average deposits increased by 15% in 1998 compared to 1997 and 36% in 1997 compared to 1996.

The mix of earning assets in 1998 changed as a result of year-over-year loan growth of 45% compared to 18% in 1997. Average loans in 1998 increased 26% compared to 1997. The increase absorbed the liquidity created by the growth in deposits during 1998 and offset the impact of falling interest rates in all asset categories. The loan growth also increased the average loan-to-deposit ratio to 52% in 1998 compared to 48% in 1997. The loan-to-deposit ratio declined to 48% in 1997 from 60% in 1996 as a result of the deposits acquired in branch purchases. Average investments were nearly unchanged in 1998 compared to 1997. The investment portfolio, into which the proceeds from the 1997 branch acquisition were initially invested, increased on average by 54% in 1997.

Net interest margin declined by 6 basis points in 1998 after increasing by 50 basis points in 1997. Excluding the impact of interest from the recovery of loan losses in 1997, net interest margin would have increased by 31 basis points in 1998. This adjusted increase in 1998 was the result of several key items:

   o The impact on average earning asset yields of declining interest rates was overcome by the growth in loans that had higher yields than investments and federal funds sold. While the yields on federal funds and investments declined by 36 and 14 basis points, respectively, earning asset yields decreased by 18 basis points.
   o The general decline in interest rates helped to bring down the cost of average NOW, savings and certificates of deposit by 32, 26, and 3 basis points, respectively.
   o The mix of noninterest bearing deposits increased to 12% of average deposits in 1998 from 11% in 1997.

Net interest margin increased by 50 basis points in 1997 after declining by 37 basis points in 1996. The increase in 1997 was the result of several key items:

   o The general level of short-term interest rates as indicated by the comparative yields on federal funds sold increased by approximately 24 basis points.
   o Approximately $445 thousand in loan interest income was recognized during 1997 as a result of nonaccrual loan payoffs. The recovery of nonaccrual interest increased loan yields and net interest margin for the year by 76 basis points and 37 basis points respectively.
   o The general decline in interest rates helped to bring down the cost of average certificates of deposit by 13 basis points, while a new tiered rate pricing structure for savings, money market, and NOW accounts reduced the cost of those funds by 3 basis points.
   o In addition to changes in the pricing structure of deposits, the mix of noninterest bearing and lower cost transaction accounts increased for 1997, while the mix of higher cost certificates of deposit declined.
   o The mortgage note payable, which carried a yield of 10.45%, was paid off during November 1996.

The following table presents the monetary impact of the  aforementioned  changes in earning asset and deposit  volumes,  yields and mix for the three years ended
December 31, 1998, 1997, and 1996
---------------------------------------------------------------------------------------------------------------------------------

                                1998 compared to 1997             1997 compared to 1996              1996 compared to 1995
                                   (in thousands)                    (in thousands)                     (in thousands)

                                 Change due to:                     Change due to:                     Change due to:

Interest Income:          Volume     Rate      Mix    Total   Volume    Rate      Mix    Total  Volume    Rate       Mix    Total
                          ------     ----      ---    -----   ------    ----      ---    -----  ------    ----       ---    -----
                         --------------------------------------------------------------------------------------------------------
Investment securities    $   391      (79)    (398)     (86)     661      46      578    1,285       67     135      255      457

Federal funds sold            51      (30)    (134)    (113)      59       9      194      262        7     (17)       8       (2)

Loans                        735     (470)     850    1,115    1,664     539   (1,203)   1,000      229    (300)    (428)    (499)
                         -------  -------  -------  -------  ------- -------  -------  -------  ------- -------  -------  -------

Total interest income    $ 1,177     (579)     318      916    2,384     594     (431)   2,547      303    (182)    (165)     (44)
                         =======  =======  =======  =======  ======= =======  =======  =======  ======= =======  =======  =======

Interest Expense:

Noninterest-bearing
deposits                      --       --       --       --       --      --       --       --       --      --       --       --

Savings, money market,   $   243     (206)     (45)      (8)     382     (16)     103      469       56     (27)     (22)       7
& NOW accounts

Time deposits                311      (15)     (45)     251      573     (44)    (205)     324       79      35       13      127

Note payable                  --       --       --       --       84    (262)     (84)    (262)      13      --      (30)     (17)
                         -------  -------  -------  -------  ------- -------  -------  -------  ------- -------  -------  -------


Total interest expense   $   554     (221)     (90)     243    1,039    (322)    (186)     531      148       8      (39)     117
                         =======  =======  =======  =======  ======= =======  =======  =======  ======= =======  =======  =======


Net interest income      $   623     (358)     408      673    1,345     916     (245)   2,016      155    (190)    (126)    (161)
                         =======  =======  =======  =======  ======= =======  =======  =======  ======= =======  =======  =======
---------------------------------------------------------------------------------------------------------------------------------

The volume, rate, and mix variances for net interest income in 1998 compared to 1997 indicate that a negative rate variance driven by falling interest rates was offset by a positive mix variance driven by a 26% increase in average loans. That left the net increase in net interest income approximately equal to the positive volume variance from the 11% growth in average earning assets. The net interest income rate variance is significantly impacted by $445 thousand in 1997 interest income recognized in connection with loan loss recoveries. Excluding the recovered interest from 1997, the rate variance would have been a positive $87 thousand despite falling earning asset yields. The benefit from declining deposit rates more than offsets declines in interest income that resulted from falling earning asset yields.

The increase in net interest income for 1997 attributable to volume is illustrative of the principal impact of acquiring the new branches. Interest income increased by $2.4 million as a result of volume, while interest expense increased by $1.0 million. Approximately 49% of the positive rate variance of $916 thousand for 1997 compared to 1996 is the result of the nonaccrual interest recoveries realized during the year. The remainder of the variance is principally the result of paying off the mortgage note payable and yield increases for loans and investments. The negative impact of earning asset mix variances with respect to loans was minimized for 1997 relative to 1996 due to favorable mix changes in the deposit base. Noninterest bearing demand deposits increased to 11% of average deposits for 1997 compared to 9% for 1996. NOW accounts increased to 37% of average deposits compared to 34% in 1996.

Allowance for Loan Losses

The following  table  reconciles  the  beginning  and ending  allowance for loan losses for the previous five years. Reconciling activity is broken down into the three principal items that impact the reserve:  (1) reductions from charge-offs;
(2) increases from  recoveries;  and (3) increases or decreases from positive or negative provisions for loan losses.
--------------------------------------------------------------------------------------------
(in thousands)                           1998        1997        1996       1995       1994
Balance at beginning of period        $ 1,313       1,207         959      1,127        924

Charge-offs:

  Commercial                               67         249         237        357         98

  Real estate                              25        --          --           30       --

  Consumer                                 40          41          97         95         77
                                      -------     -------     -------    -------    -------

  Total Charge-offs                   $   132         290         334        482        175

Recoveries:

  Commercial                              112         434         260        174         37

  Real estate                            --          --          --         --         --

  Consumer                                 21          22          12         25         18
                                      -------     -------     -------    -------    -------

  Total Recoveries                        133         456         272        199         55
                                      -------     -------     -------    -------    -------

Net charge-offs                       $    (1)       (166)         62        283        120

Additions charged to operations           250         (60)        310        115        323
                                      -------     -------     -------    -------    -------

Balance at end of period              $ 1,564       1,313       1,207        959      1,127
                                      =======     =======     =======    =======    =======

Ratio of net charge-offs to average
loans outstanding                       (.001%)      (.28%)      0.11%      0.50%      0.20%
                                      =======     =======     =======    =======    =======
--------------------------------------------------------------------------------------------

Footnote 1(g) to the consolidated financial statement discusses the factors used in determining the provision for loan losses and the adequacy of the allowance for loan losses.

Charge-off activity declined by 54% in 1998 compared to 1997, while recoveries declined by 71% for the same period. The decline in charge-offs is consistent with the asset quality statistics discussed below in the Asset Quality section. The Bank has not modified or significantly excepted its underwriting standards despite growing competition within the industry. The decline in recoveries is a function of the significant recoveries that were realized in 1997.

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

The loan loss provision for 1998 increased significantly relative to 1997. The reason for the increase was twofold. With year-over-year increase in the loan portfolio of 45%, a larger provision was necessitated by the significant growth in lending volume and the losses inherent in that volume. In addition, the 1997 provision was negative as a result of the significant recoveries that effectively amplified the year-to-year change in the provision with respect to both 1998 and 1996. The declining charge-offs and larger recoveries during 1997 increased the loan loss reserve by more than management believed was necessary to provide for loss potential in the loan portfolio. Accordingly, a negative provision resulted from the reversal of a portion of the reserve. The loan loss provision for 1996 exceeded the provision for 1995 by 170%. Although net charge-offs declined from 1995 to 1996, management determined that the loan loss provision of $310 thousand was necessary to provide for the loss potential with respect to a specific group of loan relationships that exhibited increased credit risk at that time.

Noninterest Income

Noninterest income increased by 32% and 33% in 1998 and 1997, respectively.  SBA revenue for 1998 was even with 1997.  The  increases in 1998 came from growth in the other major  components of noninterest  income:  service  charges,  mortgage income,  and other  noninterest  income.  The  following  table  summarizes  the significant elements of service charge, SBA, mortgage and Farmer Mac revenue for the three years ending 1998, 1997, and 1996:
         -------------------------------------------------------------------------------------------------------------
         (in thousands)                                                        1998             1997             1996
         -------------------------------------------------------------------------------------------------------------
         Periodic deposit account charges                                     $ 352              307              192
         Returned item charges                                                  344              332              259
         Ancillary services charges                                              82               70               33
         Other service charges                                                   68               57               75
                                                                     -------------------------------------------------
              Total service charge revenue                                      846              766              559
                                                                     =================================================

         Gain on sale of SBA loans                                              191              217              163
         SBA loan servicing revenue                                             226              199              183
                                                                     -------------------------------------------------
              Total SBA revenue                                                 417              416              346

         Gain on sale of mortgage loans                                         243               77               44
         Mortgage loan servicing revenue                                         92               53               41
                                                                     -------------------------------------------------
              Total mortgage revenue                                            335              130               85

         Farmer Mac origination, sale and servicing                              32               29               20
                                                                     -------------------------------------------------

               Total loan origination, sale and servicing revenue             $ 784              575              451
         -------------------------------------------------------------------------------------------------------------

Service charge revenue increased by 10% in 1998 compared to 1997 and 37% in 1997 compared to 1996. The growth in service charge income for 1998 was driven by deposit growth. Average deposits grew 15% in 1998. The growth in service charge revenue for 1997 resulted primarily from the acquisition of three branches as discussed above in "Branch Acquisition." The acquisition increased deposits by approximately 37%. In addition to deposit growth, the Bank's service charge schedule was reviewed during 1997, and certain rates were increased in areas where the Bank's rates were more than competitive.

Revenue from SBA loan sales was nearly comparable to the record level set in 1997, when SBA loan sales revenue increased by 33% over 1996. While SBA loan originations increased in 1998 relative to 1997, the production cycle for many of these loans extended relative to 1997, and fewer loans were sold. Partially disbursed SBA loans at December 31, 1998 were $6.4 million compared to $1.1 million at December 31, 1997. The 33% increase in 1997 was the result of both increases in the volume of loans originated and sold as well as a general increase in the loan sale premiums realized in the secondary market for SBA loan sales. During 1996, a new incentive compensation program was put into place. The program was designed to provide incentives for increasing levels of production. As production increased, the SBA servicing portfolio increased and resulted in the 13% and 9% increases in SBA servicing revenue for 1998 and 1997, respectively.

Revenue from mortgage loan sales reached a new record in 1998, surpassing the previous record by 216%. Mortgage revenue for 1997 increased by 75% over 1996. Mortgage operations were reorganized in 1994, and part of the annual increases since that time are the result of the relationships that have been developed with builders, realtors, and title companies. In addition to reorganized operations, housing activity in the Bank's trade area continued to improve in 1998, building on the improvements in 1997. The Bank continues to package home construction and mortgage take-out loans in a competitive manner and has successfully marketed this product in the new trade areas that were opened as a result of the acquisition of branches from Wells Fargo Bank in early 1997 (see "Branch Acquisition" above). Finally, declining mortgage rates during 1998 and 1997 had a favorable impact on mortgage loan refinance volumes.

The Bank began to participate in the Federal Agricultural Mortgage Corporation ("Farmer Mac") lending program in late 1994, whereby qualifying mortgage loans on agricultural property are originated and sold.


Noninterest Expenses

Noninterest expenses increased by 13% in 1998 compared to 1997 and 46% in 1997 compared to 1996. Growth in the Bank's branch network in 1998 and 1997 had a significant impact on year-to-year comparability as did certain strategic expenses incurred in 1998. Noninterest expenses for 1998 included 12 months of expenses for the three new branches purchased in 1997 compared to ten months for those branches in 1997. In addition, a loan production office in Folsom, California was opened in January, 1998, and a full service branch in Elk Grove, California was opened in August, 1998. Excluding the above factors, noninterest expense increased by 5.5% in 1998 compared to 1997.

The single biggest factor behind the increase in 1997 compared to 1996 was the acquisition of three branches from Wells Fargo Bank on February 22, 1997 as discussed above in "Branch Acquisition." Excluding the expenses associated with the three new branches in 1997 noninterest expenses increased by 17% in 1997 compared to 1996.

Noninterest expense is broken down into four primary categories each of which is discussed in this section.

Salaries and Employee Benefits

The following  table  provides the detail for each major segment of salaries and employee benefits together with relevant statistical data:
         ---------------------------------------------------------------------------------------------------------------
         (in thousands except full time equivalents)                            1998             1997             1996
        ----------------------------------------------------------------------------------------------------------------
         Regular payroll, contract labor, and overtime                        $ 2,641            2,298            1,699
         Incentive compensation and profit sharing                                339              335              125
         Payroll taxes and employment benefits                                    576              459              381
                                                                      --------------------------------------------------
              Total Salaries and Employee Benefits                            $ 3,556            3,092            2,205
                                                                      ==================================================
         Number of full-time equivalent employees                               95.00            82.00            62.25
                                                                      --------------------------------------------------
         Regular payroll per full-time equivalent employee                      27.80            28.02            27.29
                                                                      --------------------------------------------------
         Incentive compensation to regular payroll                              12.8%            14.6%             7.4%
                                                                      --------------------------------------------------
         Payroll taxes and benefits per full-time equivalent employee            6.06             5.60             6.12
         ---------------------------------------------------------------------------------------------------------------

Total salaries and benefits expense increased by 15% in 1998 and 40% in 1997. Excluding the timing of expenses from new branches, the increases were 10% and 4% respectively. The adjusted rate of change for 1998 includes both wage adjustments, additional positions added in the mortgage and SBA departments to support growth and supplemental compensation accruals made pursuant to the agreements summarized in Footnote 9 to the 1998 Consolidated Financial Statements. The adjusted rate of change for 1997 reflects wage adjustments and higher incentive compensation accruals related to increased profitability. Regular payroll increased by 35% in 1997 compared to 1996 due primarily to the increase in personnel from the three branches purchased from Wells Fargo Bank (see "Branch Acquisition above"). At the closing date of the transaction, the branch acquisition added 20 full-time equivalents. Regular payroll per full-time equivalent declined by less than 1% in 1998 after increasing by 2.7% in 1997.

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

Payroll taxes and employee benefits per full-time equivalent increased in 1998 compared to 1997 and declined in 1997 compared to 1996. The increase in 1998 is related primarily to supplemental compensation accruals made pursuant to the agreements summarized in Footnote 9 to the 1998 Consolidated Financial Statements. The decline in 1997 was because certain benefit expenses did not increase proportionately with the increase in full-time equivalents. Despite an increase of 20 full-time equivalents, workers compensation insurance declined slightly in 1997, and medical insurance per full-time equivalent declined by $377.

Occupancy Expense

The  following  table  provides  the detail for each major  segment of occupancy expense:
         -------------------------------------------------------------------------------------------------
         (in thousands except square footage and cost per sq. ft.)              1998      1997     1996
         -------------------------------------------------------------------------------------------------
         Depreciation                                                             $289       265      251
         Property taxes, insurance, and utilities                                  220       204      168
         Property maintenance                                                      144       154      109
         Net rental expense  (income)                                               62      (30)     (45)
                                                                               ---------------------------
              Total Occupancy                                                     $715       593      483
                                                                               ===========================
         Square footage of occupied and unoccupied space                        42,945    40,725   28,312
                                                                               ---------------------------
          Occupancy cost per square foot                                        $16.65     14.56    17.06
                                                                               ---------------------------
         Locations                                                                   8         6        3
         -------------------------------------------------------------------------------------------------

Occupancy expenses increased by 21% in 1998 compared to 1997 and 23% in 1997 compared to 1996.

The primary reason for the increase in 1998 is the increase in net rental expense. The increase is related to the January opening of a loan production office in Folsom, California and the August opening of a full service branch in Elk Grove, California. In addition, the Galt branch was relocated in November, 1998. While the new rental expense in Galt is lower than it would have been absent a relocation, it is higher per month than it was in 1997. With respect to the three branches acquired from Wells Fargo Bank in 1997, 1998 includes two additional months of occupancy expenses compared to 1997.

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


Equipment Expense

The following table provides the detail for each major segment of equipment expense:

         -------------------------------------------------------------------
         (in thousands)                    1998          1997          1996
         -------------------------------------------------------------------
         Depreciation                     $ 406           318           232
         Maintenance                        104           136           109
         Rental expense                      26             1            26
                                     ---------------------------------------
              Total Equipment             $ 536           455           367
         -------------------------------------------------------------------

Equipment expense increased by 18% in 1998 compared to 1997 and increased by 24% in 1997 compared to 1996.

The increase in 1998 was driven by two additional months of costs in 1998 for the three branches acquired from Wells Fargo Bank in 1997 and the loan production office and full service branch opened in the communities of Folsom and Elk Grove California, respectively, in January and August of 1998, respectively. The Galt branch was also relocated in November, 1998, and some equipment was replaced.

The increase in 1997 was a function of the equipment acquired in, or purchased as a result of, the acquisition of three branches from Wells Fargo Bank (see "Branch Acquisition"). The increase in 1997 was also due in part to the depreciation expense taken on when a new banking information system, the Phoenix Banking System, was put into place in June of 1996. 1997 was the first full year of depreciation and followed six months of depreciation in 1996. The old system was no longer operationally or technologically current. As such, it was subject to significant maintenance and repair expenses. Those costs declined by 24% in 1996 as a result of the new system. Concurrent with conversion to the Phoenix Banking System, the bank also contracted with an outside vendor to process customer checks and statements. These functions had previously been done internally with rented equipment. As a result of this change, rental expenses for equipment were nearly eliminated in 1997 compared to 1996.


 Other Noninterest Expense

The  following  table  provides  the  detail  for each  major  segment  of other noninterest expense:
         ------------------------------------------------------------------------------------------------------
         (in thousands)                                                 1998             1997             1996
         ------------------------------------------------------------------------------------------------------
         Third party data processing                                 $   719              642              371
         Intangible amortization                                         372              479              ---
         Professional fees                                               423              401              372
         Telephone and postage                                           217              182              132
         Director fees and retirement                                    223              150              124
         Office supplies                                                 176              142              113
         Marketing                                                       213              120              121
         Printing                                                        145              117               86
         Other real estate owned losses and holding costs               (12)               94               49
         Business development                                             57               55               43
         Regulatory assessments                                           51               53               40
         Other                                                           320              220              148
                                                               ------------------------------------------------
              Total Other Noninterest Expense                        $ 2,905            2,656            1,599
         ------------------------------------------------------------------------------------------------------

Other noninterest expenses increased by 10% in 1998 compared to 1997 and 66% in 1997 compared to 1996.

Approximately 3% out of the 10% increase in 1998 compared to 1997 is the result of the new branches in 1998 and the inclusion of the three branches acquired in 1997 for twelve months in 1998 compared to 10 months for 1997. The remainder of the increase is driven primarily by volume related costs. Average loans and deposit volumes increased by 26% and 15%, respectively.

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


Income Taxes

The provision for income taxes as a percentage of pretax income for 1998, 1997, and 1996 was 25%, 32%, and 28%, respectively. The effective rate is lower than the combined marginal rate for state and federal taxes due primarily to the level of tax exempt income relative to total pre-tax income. Tax exempt income increased in 1998 compared to 1997 due to an investment of $4.2 million in the cash surrender value of life insurance as discussed below under Balance Sheet Review. Tax exempt income declined during 1997 and 1996 in order to recoup alternative minimum taxes paid in previous periods. As of December 31, 1998, substantially all of these credits have been recovered, and the Company is in a position to benefit from tax exempt income on a current basis. Footnote 12 to the Consolidated Financial Statements contains a detailed presentation of the income tax provision and the related current and deferred tax assets and liabilities.

Balance Sheet Review

The following table presents average balance sheets for the years ended December
31, 1998, 1997 and 1996.
----------------------------------------------------------------------------------------------------------------------------
                                                    For the Year Ended          For the Year Ended        For the Year Ended
                                                     December 31, 1998           December 31, 1997         December 31, 1996
                                                      (in thousands)              (in thousands)            (in thousands)
                                               -----------------------------------------------------------------------------
                                                    Amount       Percent        Amount      Percent      Amount     Percent
                                                    ------       -------        ------      -------      ------     -------
----------------------------------------------------------------------------------------------------------------------------
Assets:

Cash & Due from banks                             $  6,701         4.32%         5,362        3.94%       4,020       3.80%

Federal funds sold                                   6,780         4.37%         8,400        6.17%       3,790       3.58%

Investment securities                               53,370        34.42%        53,580       39.36%      34,700      32.82%

Loans (net of allowance for loan losses and         71,752        46.29%        56,744       41.68%      53,213      50.33%
  deferred income)

Premises and equipment, net                          7,188         4.64%         7,227        5.31%       7,044       6.66%

Other assets                                         9,220         5.96%         4,830        3.54%       2,966       2.81%
                                                  --------       ------        -------      ------      -------     ------
Total Assets                                      $155,011       100.00%       136,143      100.00%     105,733     100.00%
                                                  ========       ======        =======      ======      =======     ======

Liabilities & Stockholders' Equity:

Deposits                                          $140,480        90.63%       122,540       90.00%      90,420      85.52%

Note payable                                            --           --             --          --        2,440       2.31%

Other liabilities                                    1,215          .78%         1,193         .88%       1,113       1.05%

Stockholders' equity                                13,316         8.59%        12,410        9.12%      11,760      11.12%
                                                  --------       ------        -------      ------      -------     ------

Total Liabilities & Stockholders' Equity          $155,011       100.00%       136,143      100.00%     105,733     100.00%
                                                  ========       ======        =======      ======      =======     ======
----------------------------------------------------------------------------------------------------------------------------

Average total assets increased by 14% in 1998 compared to 1997 and 29% in 1997 compared to 1996. Year-end asset totals at December 31, 1998 reached $164.4 million and represented an increase of 11% over December 31, 1997. The increase in 1998 is a function of deposit growth throughout the Bank's branch network, as average deposits increased by 15% in 1998. The increase in 1997 is largely attributable to $34 million in deposits acquired in connection with the acquisition of three branches from Wells Fargo Bank (see "Branch Acquisition"). Deposits at December 31, 1997 increased by 45%, or $41.6 million, compared to December 31, 1996. Average deposits for 1997 exceeded 1996 by 36%. The increase in deposits reduced the ratio of average equity to average assets by 200 basis points in 1997 to 9.12% and provided for a more efficient use of capital.

The liquidity generated by the growth in deposits funded growth in the loans during 1998 and both loans and investment securities in 1997. Average loans increased by 26% and 7% in 1998 and 1997, respectively, while loans at December 31, 1998 and 1997 were 45% and 18%, respectively, above the comparable prior year-end totals. The average investment portfolio for 1997 was 54% larger than in 1996.

Investment Securities

The following table presents the investment portfolio at December 31, 1998, 1997 and 1996 by security type, maturity, and yield:
--------------------------------------------------------------------------------------------------------------------------------
                                                                         Book Value at December 31 (in thousands):

                                                                     1998                 1997                   1996
                                                                     ----                 ----                   ----

                                                               Amount    Yield(a)    Amount   Yield(a)     Amount   Yield(a)
-----------------------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities:

Within 1 year                                                 $ 1,000       5.87%     2,995      5.94%        600      8.09%

Ater 1 year, within 5 years                                       --         --       1,000      5.87%      3,972      5.93%

After 5 years, within 10 years                                    --         --         --        --          --        --

After 10 years                                                    --         --         --        --          --        --
                                                              ---------------------------------------------------------------

Total U.S. Treasury                                           $ 1,000       5.87%     3,995      5.92%      4,572      6.21%

U.S. Agency Securities:

Within 1 year                                                   1,512       5.68%     2,101      7.06%      4,023      5.94%

After 1 year, within 5 years                                   13,482       6.50%    13,997      6.46%      8,537      6.71%

After 5 years, within 10 years                                  3,000       6.93%     9,986      7.07%      5,038      7.04%

After 10 years                                                  1,500       6.85%     4,993      7.63%        483      8.30%
                                                              --------------------------------------------------------------

Total U.S. Agency                                             $19,494       6.53%    31,077      6.88%     18,081      6.67%

Collateralized Mortgage Obligations:

Within 1 year                                                     --         --         --        --          --        --

After 1 year, within 5 years                                      --         --         225      6.08%        329      5.65%

After 5 years, within 10 years                                    153       5.51%       277      6.27%        376      5.84%

After 10 years                                                    304       8.34%       534      6.57%        534      6.40%
                                                              --------------------------------------------------------------

Total Collateralized Mortgage Obligations                     $   457       7.39%     1,036      6.38%      1,239      6.03%

Municipal Securities:

Within 1 year                                                   1,196       6.20%       688      6.67%        250      6.33%

After 1 year, within 5 years                                    2,439       7.08%     3,118      6.94%      3,455      6.88%

After 5 years, within 10 years                                    --         --         530      7.60%        886      6.14%

After 10 years                                                    --         --         --        --          --        --
                                                              --------------------------------------------------------------

Total Municipals                                              $ 3,635       6.79%     4,336      6.98%      4,591      6.71%

Other Debt Securities:

Within 1 year                                                      93       8.50%        22      7.86%         27      8.57%

After 1 year, within 5 years                                      113       6.83%     2,748      7.41%        492      8.25%

After 5 years, within 10 years                                  2,509       7.28%         7      9.73%      1,097      7.33%

After 10 years                                                    --         --         972      7.67%         33      8.15%
                                                              --------------------------------------------------------------

Total Other Debt Securities                                   $ 2,813       7.36%     3,749      7.48%      1,649      7.64%

Money Market Mutual Fund                                       17,602       4.83%    17,200      6.12%      6,482      5.28%

Federal Agency Stock                                              126       6.00%       126      6.00%         83      6.00%

Unrealized Holding Gain/(Loss)                                    520        --         398        --         216       --
                                                              --------------------------------------------------------------

Total                                                         $45,647       5.93%    61,917      6.59%     36,913      6.39%
-----------------------------------------------------------------------------------------------------------------------------

(a)  The yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

The investment portfolio at December 31, 1998 was 26% below the prior year total after increasing by 68% in 1997 compared to 1996. The decline in the portfolio during 1998 funded increases in loan volume. The growth in the portfolio during 1997 resulted from the investment of the deposit liquidity that was received when the Bank purchased three branches from Wells Fargo Bank (see "Branch Acquisition").

With the exception of the sale of money market mutual fund shares, the decline in the portfolio during 1998 came solely from maturities and calls. The general decline in interest rates during 1998 led to the call of several agency securities that were purchased in 1997. Maturities and calls during 1998 were approximately $20.9 million. At December 31, 1998, the portfolio included $9.0 million in callable agency securities with an average maturity, months-to-call, and yield of 8.33%, 7.0%, and 6.9%, respectively.

The growth in the portfolio during 1997 was focused primarily in the U.S. Agency segment and more specifically callable U.S. Agency bonds. The callable bonds provide attractive yields relative to noncallable securities for the same contractual maturity. In a rising rate scenario, the call option to the issuer loses economic advantage. As a result, the securities estimated life extends but the yield in excess of non-callable yields at the purchase date provides some compensation for the extended life. In a falling rate scenario, the call option to the issuer gains economic advantage. As a result, the likelihood of the bond being called increases. While the proceeds from the call would need to be reinvested at lower rates, the higher coupon on the callable bond compensates for the risk of the bond being called. The callable U.S Agency securities purchases were diversified. Final maturities ranged from three to fifteen years with call protection from three months to two years. At December 31, 1997, the Bank's callable U.S. Agency portfolio totaled $21 million and had an average final maturity of nine years with average call protection of ten months.

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

The amortized cost of the Bank's structured note portfolio at December 31, 1998 and 1997 was $.50 million and $1.0 million, respectively, and represented approximately 1.1% and 1.6%, respectively, of the investment portfolio. The market value of the structured note portfolio at December 31, 1998 and 1997 was $.50 million and $1.0 million, respectively. All of the structured notes were issued by Federal Agencies and therefore carry the implied AAA credit rating of the Federal Government. The structured note portfolio at December 31, 1998 and 1997 carries only floating rate coupons that generally lag overall movements in market interest rates.

Loans

The following  table  summarizes  gross loans and the  components  thereof as of
December 31 for each of the last five years:
----------------------------------------------------------------------------------------------------------------------------
                                                              Outstanding at December 31 (in thousands):
                                   -----------------------------------------------------------------------------------------
                                             1998              1997              1996              1995              1994
                                             ----              ----              ----              ----              ----
----------------------------------------------------------------------------------------------------------------------------
Commercial                                 $77,956            53,684            45,322            41,538             44,847

Real estate construction                    11,743             6,900             5,802             7,549              9,809

Installment and other                        3,463             3,525             3,155             2,757              2,656
                                           -------            ------            ------            ------             ------

                                           $93,162            64,109            54,279            51,844             57,312
                                           =======            ======            ======            ======             ======
----------------------------------------------------------------------------------------------------------------------------

Gross loans outstanding as of December 31, 1998 and 1997 exceeded the comparable prior year-end totals by 45% and 18%, respectively. Improving economic conditions and business development efforts were the foundation for the growth in both years. A significant amount of effort was put forth by management during 1994 to improve the credit quality of the loan portfolio and alter the labor intensiveness of certain segments of the portfolio. The portfolio dollars declined in 1995 as a result of these efforts. During 1995 and thereafter, management's focus expanded to business development and the approach to business development was refined. The growth in 1996 through 1998 is attributable to diligent application of those business development disciplines.

The most significant segment of the loan portfolio is commercial loans, which represented 84% of the total portfolio at December 31, 1998 and 1997. Commercial loans include agricultural loans, working capital loans to businesses in a number of industries, and loans to finance commercial real estate. Agricultural loans represented approximately 14% and 21% of the commercial loan portfolio at December 31, 1998 and 1997, respectively. Agricultural loans are diversified throughout a number of agricultural business segments, including dairy, orchards, row crops, vineyards, cattle and contract harvesting. Agricultural lending risks are generally related to the potential for volatility of agricultural commodity prices. Commodity prices are affected by government programs to subsidize certain commodities, weather, and overall supply and demand in wholesale and consumer markets. Excluding agricultural loans, the remaining portfolio is principally dependent upon the health of the local economy and related to the real estate market.

The maturity and repricing characteristics of the loan portfolio at December 31,
1998 are as follows:
---------------------------------------------------------------------------------------------------------------
Due:  (1)                                             Fixed Rate           Floating Rate                 Total
                                                      ----------           -------------                 -----
In 1 year or less                                       $ 13,039                  18,294                31,333

After 1 year through 5 years                              20,867                  15,916                36,783

After 5 years                                              9,705                  15,341                25,046
                                                        --------                  ------                ------

Total Loans                                             $ 43,611                  49,551                93,162
                                                        ========                  ======                ======
---------------------------------------------------------------------------------------------------------------

(1)  Scheduled  repayments  are reported in the  maturity  category in which the payment is due.

Approximately 47% of the loan portfolio carries a fixed rate of interest as of December 31, 1998, while approximately 73% of the portfolio matures within five years.

Deposits

The following table summarizes  average deposit balances and rates for the years ended December 31, 1998, 1997, and 1996:
----------------------------------------------------------------------------------------------------------------------------
(in thousands)                               For the Year Ended          For the Year Ended            For the Year Ended
                                              December 31, 1998           December 31, 1997             December 31, 1996

         Type                                Average      Average         Average     Average          Average       Average
                                              Amount         Rate          Amount        Rate           Amount         Rate
----------------------------------------------------------------------------------------------------------------------------
Demand - non-interest bearing               $ 17,080          N/A          13,470         N/A            8,280          N/A

NOW accounts                                  34,311        1.31%          27,520       1.68%           19,561        1.89%

Money market accounts                         16,829        3.13%          17,870       3.09%           12,469        2.95%

Savings                                       25,460        2.66%          22,130       2.92%           15,790        2.89%

Time deposits                                 46,800        5.08%          41,550       5.11%           34,320        5.24%
                                            --------        -----         -------       -----           ------        -----

Total Deposits                              $140,480        2.87%         122,540       3.09%           90,420        3.31%
                                            ========        =====         =======       =====           ======        =====
----------------------------------------------------------------------------------------------------------------------------

Average deposits increased by approximately 15% and 36% in 1998 and 1997, respectively, while the average rate declined by 22 basis points in each year. The deposit growth in 1998 came from account growth at all branches throughout the Bank's network. The growth was the result of business development efforts in the lending area as well as a continued influx of "large" bank customers that have grown tired of merger activity among large institutions. The majority of the deposit growth in 1997 came from the acquisition of three branches with $34 million in deposits from Wells Fargo Bank on February 22, 1997 (see "Branch Acquisition"). Deposits also grew as a result of internal growth that resulted from the focused business development efforts of Bank officers and staff.

The reduced rates on the deposit portfolio in 1998 and 1997 are a function of changes in mix, pricing, and the general level of interest rates. The mix of deposits has become more cost efficient over the past three years. The mix of noninterest bearing deposits was 12%, 11%, and 9% for 1998, 1997, and 1996, respectively. The mix of certificates of deposit declined significantly from 1996 to 1997 in favor of NOW, money market and savings accounts. The savings, money market, and NOW accounts were repriced in early 1997. The basis used to pay interest on these accounts was changed from a flat rate of interest regardless of balance to a tiered rate of interest with increasingly higher rates paid on incrementally higher balances. The base rates in the pricing mechanism for these accounts have been reduced in conjunction with the overall decline in market interest rates.

Certificates of deposit contain regular and individual retirement account balances. There are no brokered certificates of deposit in the portfolio. Certificates of $100,000 or more represent approximately 32% of the certificate of deposit portfolio at December 31, 1998, and the maturities of those certificates are as follows:

------------------------------------------------------------------------------
(in thousands)                                                           1998
                                                                         ----
Three months or less                                                  $ 9,054

Four months to six months                                               2,609

Seven months to twelve months                                           2,694

Over twelve months                                                        608

Total time deposits of $100,000 or more                               $14,965
                                                                      =======
------------------------------------------------------------------------------

Asset Quality

The following table contains asset quality  information with respect to the loan portfolio and other real estate owned:
----------------------------------------------------------------------------------------------------------------------------
                                                                    Asset Quality Statistics at December 31

(in thousands except multiples and percentages)             1998           1997           1996           1995          1994
----------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                          $  248            340            898            987           765

Accruing loans past due more than 90 days                    191             65             52            118            40
                                                          ------          -----          -----          -----         -----

Total nonperforming loans                                 $  439            405            950          1,105           805
                                                          ======          =====          =====          =====         =====

Allowance for loan losses                                  1,564          1,313          1,207            959         1,127

Allowance for loan losses to nonperforming loans            356%           324%           127%            87%          140%

Total loan portfolio delinquency                           1.40%          1.09%          2.14%          2.57%         2.71%

Allowance for loan losses to total gross loans             1.69%          2.05%          2.22%          1.85%         1.97%

Other real estate owned                                   $  129            159            400            357           175
----------------------------------------------------------------------------------------------------------------------------

The Company's nonaccrual policy is discussed in note 1(c) to the consolidated financial statements. Interest income recorded on these nonaccrual loans was approximately $2,000, $8,000, $7,000, $13,000 and $14,000 in 1998, 1997, 1996,
1995 and 1994, respectively. Interest income foregone or reversed on these loans was approximately $43,000, $45,000, $149,000, $161,000 and $74,000 in 1998,
1997, 1996, 1995 and 1994, respectively. At December 31, 1998, there were no individually material or a material amount of loans in the aggregate for which management had serious doubts as to the borrower's ability to comply with present loan repayment terms and which may result in the subsequent reporting of such loans as nonaccrual.

Nonperforming  loans increased by 8%, or $34 thousand,  after having declined in
1997 and 1996.  Portfolio  delinquency also declined in 1997 and 1996, while the
1998 level increased to 1.4% The allowance for loan losses increased for each of the last three  years after  declining  by 15% in 1995  compared  to 1994.  As a result, the allowance coverage ratio for nonperforming  loans increased in 1996,
1997, and 1998,  reaching 3.56 times at December 31, 1998.  Notwithstanding  the stable asset quality  statistics in 1998 and 1997, the allowance for loan losses was  increased  in order to provide for the inherent  loss  potential in the new loan  portfolio  growth.  The following  table  summarizes the allocation of the allowance for loan losses at December 31 for each of the last five years:
----------------------------------------------------------------------------------------------------------------------------

(in thousands)        December 31, 1998    December 31, 1997   December 31, 1996    December 31, 1995    December 31, 1994
                      -----------------    -----------------   -----------------    -----------------    -----------------
except percentages

Loan Category           Amount         %    Amount          %    Amount         %     Amount         %     Amount         %
                        ------              ------               ------               ------               ------
                                   Loans                Loans               Loans                Loans                Loans
                                   -----                -----               -----                -----                -----
Commercial              $  240    63.16%       309     60.95%       490    91.42%        295    84.29%        376    78.25%

Real estate                129    33.95%       192     37.87%        45     8.40%         38    10.86%        121    17.12%

Consumer                    11     2.89%         6      1.18%         1     0.19%         17     4.86%          4     4.63%

Unallocated              1,184    N/A          806     N/A          671    N/A           609    N/A           629    N/A
                         -----   -------     -----    -------     -----   -------        ---   -------      -----   -------

                        $1,564   100.00%     1,313    100.00%     1,207   100.00%        959   100.00%      1,127   100.00%
                         =====   =======     =====    =======     =====   =======        ===   =======      =====   =======
----------------------------------------------------------------------------------------------------------------------------

Please also see "Allowance for Loan Losses".

Market Risk

While there are several varieties of market risk, the market risk material to the Company and the Bank is interest rate risk. Within the context of interest rate risk, market risk is the risk of loss due to changes in market interest rates that have an adverse effect on net interest income, earnings, capital or the fair value of financial instruments. Exposure to this type of risk is a regular part of a financial institution's operations. The fundamental activities of making loans, purchasing investment securities, and accepting deposits inherently involve exposure to interest rate risk. As described in "Asset
Liability Management," the Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. The following table summarizes the expected maturity, principal repayment and fair value of the financial instruments that are sensitive to changes in interest rates as of December 31, 1998.

--------------------------------------------------------------------------------------------------------------------------------
                                                  Expected Maturity / Principal Repayment                   Total        Fair
In Thousands                          1999        2000        2001        2002        2003     after 03    Balance       Value
--------------------------------------------------------------------------------------------------------------------------------
Interest-Sensitive Assets:
Federal funds sold                $  4,800         --          --          --          --          --        4,800        4,800
Fixed rate investments (1)           3,346       1,982       4,554       5,233       1,585       9,315      26,015       26,015
Floating rate investments (1)       18,102         --          --           91         --        1,439      19,632       19,632
Fixed rate loans (2)                13,039       3,333       5,066       6,628       5,840       9,705      43,611       44,481
Floating rate loans (2)             18,294       4,862       1,633       3,700       5,721      15,341      49,551       49,551

Interest-Sensitive Liabilities:
NOW account deposits (3)               --          --          --          --          --       36,181      36,181       36,181
Money market deposits (3)              --          --          --          --          --       19,482      19,482       19,482
Savings deposits (3)                   --          --          --          --          --       25,987      25,987       25,987
Certificates of deposit             45,799       2,234         371         615         340         --       49,359       49,447

Interest-Sensitive Off-Balance
Sheet Items:
Loans serviced for others              --          --          --          --          --          --       66,903          670
Commitments to lend                    --          --          --          --          --          --       21,290          213
Standby letters of credit              --          --          --          --          --          --          156            2
--------------------------------------------------------------------------------------------------------------------------------

(1) Expected maturities for investment securities are based upon anticipated prepayments as evidenced by historical prepayment patterns.
(2)  Expected maturities for loans are based upon contractual maturity dates.
(3) NOW, money market and savings deposits do not carry contractual maturity dates; therefore, they have been shown in the "after 03" category. The actual maturities of NOW, money market, and savings deposits could vary substantially if future prepayments differ from the Company's historical experience.

Asset Liability Management

The primary goal of the Company's asset and liability management system is to maximize net interest margin within reasonable risk parameters with respect to the maturity and pricing structure of assets and liabilities. The Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. The following table summarizes the repricing intervals for the balance sheet at December 31, 1998:

----------------------------------------------------------------------------------------------------------------------------
                                                                By Repricing Interval
----------------------------------------------------------------------------------------------------------------------------
(in thousands)                 Within      After three    After six    After one     After five    Noninterest     Total
                                three        months,       months,       year,         years      bearing funds
                               months      within six    within one   within five
                                             months         year         years
----------------------------------------------------------------------------------------------------------------------------
Assets

Federal funds sold           $   4,800            --            --            --            --            --          4,800

Investment securities           19,225            148         4,126        16,473         5,675           --         45,647

Loans                           51,324          3,881         3,369        22,285        12,303           --         93,162

Noninterest earning assets
and allowance for loan
losses                             --             --            --            --            --         20,791        20,791
                           -------------------------------------------------------------------------------------------------

Total Assets                 $  75,349          4,029         7,495        38,758        17,978        20,791       164,400
                           =================================================================================================

Liabilities and
Stockholders' Equity

Savings, money market &
NOW deposits                 $  81,650            --            --            --            --            --         81,650

Time deposits                   25,573         10,097        10,129         3,560           --            --         49,359

Other liabilities and
stockholders' equity               --             --            --            --            --         33,391        33,391
                           -------------------------------------------------------------------------------------------------

Total Liabilities and        $ 107,223         10,097        10,129         3,560           --         33,391       164,400
Stockholders' Equity
                           =================================================================================================

Interest Rate                $ (31,874)        (6,068)       (2,634)       35,198        17,978       (12,600)          --
Sensitivity Gap
                           =================================================================================================

Cumulative Interest Rate     $ (31,874)       (37,942)      (40,576)       (5,378)      (12,600)         --             --
Sensitivity Gap
---------------------------=================================================================================================

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

At December 31, 1998, liquidity was considered adequate, and funds available in the local deposit market and scheduled maturities of investments are considered sufficient to meet long-term liquidity needs. Compared to 1997, liquidity declined in 1998 as a result of the growth in loans. The growth was adequately funded by investment portfolio maturities and deposit portfolio growth.

Capital Resources

Consolidated capital increased by $1 million, or 8%, during 1998. The increase was due primarily to net income of $1.05 million. The increase in the net unrealized gain on available for sale securities of $84 thousand together with capital paid in upon exercise of stock options of $129 thousand offset $269 thousand in capital used to pay dividends. The consolidated capital to assets ratio declined by 27 basis points, to 8.43% from 8.70%, due to the growth in assets related to the growth in deposits.

The Bank's total risk-based and leverage capital ratios at December 31, 1998 were 11.17% and 7.35%, respectively, at December 31, 1998 compared to 12.9% and 7.1%, respectively, at December 31, 1997. The decline in the total risk-based ratio reflects the additional leverage created by the growth in deposits as well as increased lending which moves assets from lower risk-weight categories to the higher risk-weight categories of loans. The total risk-based and leverage capital ratios at December 31, 1998, are in excess of the required regulatory minimums of 10% and 5%, respectively, for well-capitalized institutions.

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

In phase two of the process, results from the inventory were assessed to determine the Year 2000 impact and what actions were required to obtain Year 2000 compliance. For the Company's mission-critical systems, actions needed consist principally of upgrades to application versions that vendors have tested for Year 2000 compliance. The Bank's core information system is The Phoenix Banking System (PBS) from Phoenix International Ltd., which was developed in the early 1990's. The Bank converted to PBS in 1996. PBS was developed with a four-digit year field. Phoenix International Ltd. has completed year 2000 testing on version 2.01 of PBS. No code changes to PBS were necessary to complete those tests.

The third phase includes the upgrading, replacement and/or retirement of systems, and testing. This stage of the Year 2000 process was substantially completed for mission critical systems by February 28, 1999. The Company and the Bank upgraded to version 2.01 of PBS during the fourth quarter of 1998 and completed on-site testing by January 31, 1999. Each of the upgrades, to the extent economically feasible, is run through a test environment before it is implemented. It is also tested to see how well it integrates with the Company's overall data processing environment. Final "future-date" testing of system upgrades and replacements is scheduled to be completed by March 31, 1999.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        See Item 14(a) herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE
        Not Applicable


                                    PART III
ITEMS 10, 11, 12 and 13.

The information required by these items is contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 1999, and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after the close of the Company's fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)    Financial Statements and Schedules                 Page Reference

               Independent Auditors' Report                               37
               Consolidated Balance Sheets as of
                 December 31, 1998 and 1997.                              38
               Consolidated Statements of Changes in Equity
                 Years Ended 1998, 1997, and 1996                         39
               Consolidated Statements of Income
                 Years Ended 1998, 1997, and 1996                         40
               Consolidated Statements of Cash Flows
                 Years Ended 1998, 1997, and 1996                         41
               Notes to Consolidated Financial Statements                 42


        (b)    Reports on Form 8-K

               On October 30, 1998 the Company filed a Current Report on Form 8-K regarding its press release of the same date, reporting the Company's results of operations for the quarter ended September 30, 1998 and the declaration of a cash dividend of $.05 per share, payable November 27, 1998 to shareholders of record on November 13, 1998.

               On January 29, 1999 the Company filed a Current Report on Form 8-K regarding its press release of the same date, reporting the Company's results of operations for the year ended December 31, 1998 and the declaration of a cash dividend of $.05 per share, payable February 26, 1999 to shareholders of record on February 12, 1999.

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

                  10(h) Employment Agreement dated as of September 30, 1998, between First Financial Bancorp and Leon
                                J. Zimmerman., filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

                  10(i) Employment Agreement dated as of September 30, 1998, between First Financial Bancorp and David
                                M. Philipp, filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

                  10(j) Executive Supplemental Compensation Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and Leon J. Zimmerman, filed as
                                Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

                  10(k) Executive Supplemental Compensation Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and David M. Philipp, filed as
                                Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

                  10(l) Life Insurance Endorsement Method Split Dollar Plan Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and Leon J. Zimmerman, filed as Exhibit 10(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

                  10(m) Life Insurance Endorsement Method Split Dollar Plan Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and David M. Philipp, filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

                  10(n) Form of Director Supplemental Compensation Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Benjamin R. Goehring, Michael D. Ramsey, Weldon
                                D.  Schumacher  and Dennis R. Swanson,  filed as
                                Exhibit 10(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

                  10(o) Form of Life Insurance Endorsement Method Split Dollar Plan Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Benjamin R. Goehring, Michael D. Ramsey, Weldon D. Schumacher and Dennis R. Swanson, filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

                  10(p) Form of Director Supplemental Compensation Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Angelo J. Anagnos, Raymond H. Coldani, Bozant Katzakian and Frank M. Sasaki, filed as Exhibit 10(p) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

                  10(q) Form of Life Insurance Endorsement Method Split Dollar Plan Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Angelo J. Anagnos, Raymond H. Coldani, Bozant Katzakian and Frank M. Sasaki, filed as
                                Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

                  11 Statement re computation of earnings per share is incorporated herein by reference to Footnotes 1(k) and 13 to the consolidated financial statements included in this report.

                  21            Subsidiaries  of the  Company:  The Company owns
                                100 percent of the capital stock of Bank of Lodi, National Association, a national banking association, and 100 percent of the capital stock of Western Auxiliary Corporation.

                  23            Consent of KPMG LLP, independent auditors.

                  27            Financial Data Schedule.

        (d)    Financial Statement Schedules

               No financial statement schedules are included in this report on the basis that they are either inapplicable or the information required to be set forth therein is contained in the financial statements included in this report.

Independent Auditors' Report

The Board of Directors

First Financial Bancorp:

We have audited the accompanying consolidated balance sheets of First Financial Bancorp and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Bancorp and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                     /s/ KPMG LLP


Sacramento, California

February 19, 1999


                              FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                    Consolidated Balance Sheets
                                           (in thousands)
                                     December 31, 1998 and 1997

Assets                                                                     1998       1997
------------------------------------------------------------------------------------------
Cash and due from banks (note 2)                                       $  7,329      7,183
Federal funds sold                                                        4,800      4,900
Investment Securities:  (note 3)
     Held-to-maturity securities (at amortized cost, market
     value of $1,785 in 1997)                                              --        1,716
     Available-for-sale securities at fair value                         45,647     60,201
------------------------------------------------------------------------------------------
         Total investments                                               45,647     61,917

Loans, net of deferred loan fees and allowance for loan losses of
$2,084 and $1,881 in 1998 and 1997, respectively (notes 4 & 14)          91,078     62,228

Premises and equipment, net (note 5)                                      7,261      7,233
Accrued interest receivable                                               1,353      1,473
Other Assets (note 6)                                                     6,932      2,916
------------------------------------------------------------------------------------------
                                                                       $164,400    147,850
==========================================================================================

Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------

Liabilities:
Deposits (notes 7 & 14):
     Noninterest bearing                                               $ 18,535     14,928
     Interest bearing                                                   131,009    118,963
------------------------------------------------------------------------------------------
         Total deposits                                                 149,544    133,891


Accrued interest payable                                                    389        429
Other liabilities                                                           610        669
------------------------------------------------------------------------------------------

         Total liabilities                                              150,543    134,989

Stockholders' equity (notes 13 & 17):
Common stock - no par value; authorized 9,000,000 shares, issued and
outstanding in 1998, 1,349,292 shares;  in 1997, 1,332,842 shares         7,584      7,455
Retained earnings                                                         5,971      5,188
Accumulated other comprehensive income                                      302        218
------------------------------------------------------------------------------------------
         Total stockholders' equity                                      13,857     12,861
------------------------------------------------------------------------------------------
         Commitments and contingencies (notes 8, 9, 10 & 19)
                                                                       $164,400    147,850
==========================================================================================

           See accompanying notes to consolidated financial statements.


                                      FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                         Statements of Stockholders' Equity
                                        (in thousands except share amounts)
                                    Years Ended December 31, 1998, 1997 and 1996

                                                                                           Accumulated
                                        Common       Common                                   Other
                                         Stock        Stock     Comprehensive   Retained  Comprehensive
            Description                 Shares       Amounts        Income      Earnings     Income          Total
------------------------------------- ------------ ------------ --------------- -------- ---------------- ------------
Balance at December 31, 1995            1,306,996   $  7,314                    4,059           191         11,564


Comprehensive income:
   Net income                                                     $     640       640                          640
                                                                ---------------
   Other comprehensive loss:
      Unrealized holding losses arising
      during the current period, net of tax
      effect of $48                                                     (64)
                                                                ---------------
          Total other comprehensive loss                                (64)                    (64)           (64)
                                                                ---------------
   Comprehensive income                                           $     576
                                                                ===============
Options exercised (Note 13)                 1,954         10                                                    10
Cash dividend declared (Note 13)                                                 (261)                        (261)
                                      -------------------------                 --------------------------------------
Balance at December 31, 1996            1,308,950      7,324                    4,438           127         11,889
Comprehensive income:
   Net income                                                     $   1,015     1,015                        1,015
                                                                ---------------
   Other comprehensive income:
      Unrealized holding gains arising
      during the current period, net of tax
      effect of $92                                                      91
                                                                ---------------
          Total other comprehensive income                               91                      91             91
                                                                ===============
   Comprehensive income                                           $   1,106
                                                                ===============
Options exercised (Note 13)                23,892        131                                                   131
Cash dividend declared (Note 13)                                                 (265)                        (265)
                                      --------------------------------------------------------------------------------
Balance at December 31, 1997            1,332,842      7,455                    5,188           218         12,861
Comprehensive income:
   Net income                                                     $   1,052     1,052                        1,052
                                                                ---------------
   Other comprehensive income:
      Unrealized holding gains arising
      during the current period, net of tax
      effect of $39                                                      84
                                                                ---------------
          Total other comprehensive income                               84                      84             84
                                                                ---------------
   Comprehensive income                                           $   1,136
                                                                ===============
Options exercised (Note 13)                16,450        129                                                   129
Cash dividend declared (Note 13)                                                 (269)                        (269)
                                      -------------------------                 --------------------------------------
Balance at December 31, 1998            1,349,292   $  7,584                    5,971           302         13,857
                                      =========================                 ======================================

See accompanying notes to consolidated financial statements.

                                      FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                         Consolidated Statements of Income
                                      (in thousands except per share amounts)
                                    Years Ended December 31, 1998, 1997 and 1996


                                                         1998                1997               1996
--------------------------------------------------------------------------------------------------------------------
         Interest income:
              Loans, including fees                $     7,729               6,612              5,613
              Interest on investment securities
              availablefor sale:
                  Taxable                                3,191               3,252              1,918
                  Exempt from Federal taxes                240                 150                202
              Interest on investment securities held
              to maturity:
                  Exempt from Federal taxes                --                  117                113
         Federal funds sold                                348                 461                199
--------------------------------------------------------------------------------------------------------------------
                  Total interest income                 11,508              10,592              8,045
         Interest expense:
              Deposit accounts                           4,028               3,785              2,992
              Other                                        --                  --                 262
--------------------------------------------------------------------------------------------------------------------
                  Total interest expense                 4,028               3,785              3,254
--------------------------------------------------------------------------------------------------------------------
                  Net interest income                    7,480               6,807              4,791
--------------------------------------------------------------------------------------------------------------------
         Provision for loan losses (note 4)                250                 (60)               310
                  Net interest income after provision
                      for loan losses                    7,230               6,867              4,481
         Noninterest income:
              Service charges                              846                 766                559
              Premiums and fees from SBA and
                      mortgage operations                  784                 575                451
              Other                                        248                  82                 57
--------------------------------------------------------------------------------------------------------------------
                  Total noninterest income               1,878               1,423              1,067
         Noninterest expense:
              Salaries and employee benefits             3,556               3,092              2,205
              Occupancy                                    715                 593                483
              Equipment                                    536                 455                367
              Other (Note 11)                            2,905               2,656              1,599
--------------------------------------------------------------------------------------------------------------------
                  Total noninterest expense              7,712               6,796              4,654
--------------------------------------------------------------------------------------------------------------------
         Income before provision for income
              taxes                                      1,396               1,494                894
         Provision for income taxes (note 12)              344                 479                254
--------------------------------------------------------------------------------------------------------------------
                  Net income                       $     1,052               1,015                640
====================================================================================================================

         Earnings per share:
--------------------------------------------------------------------------------------------------------------------
              Basic (Note 13)                      $       .78                 .77                .49
====================================================================================================================
              Diluted  (Note 13)                   $       .74                 .73                .48
====================================================================================================================

         See accompanying notes to consolidated financial statements.

                                      FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                       Consolidated Statements of Cash Flows
                                                   (in thousands)
                                   Years Ended December 31, 1998, 1997, and 1996
                                                                            1998      1997       1996
---------------------------------------------------------------------------------------------------------

         Cash flows from operating activities:
---------------------------------------------------------------------------------------------------------
              Net income                                             $     1,052     1,015      640
              Adjustments to reconcile net income to net cash flows
              provided by operating activities:
                  Increase in loans held for resale                         (811)   (1,318)    (166)
                  (Decrease)  increase in deferred loan income               (49)      168       40
                  Provision for other real estate owned losses               (16)       60       35
                  Depreciation and amortization                            1,071     1,066      481
                  Provision for loan losses                                  250       (60)     310
                  Provision for deferred taxes                               (52)      (28)     (98)
                  Decrease (increase) in accrued interest receivable         120      (413)      79
                  (Decrease) increase in accrued interest payable            (40)      105      (84)
                  Increase in cash surrender value of life insurance        (149)      --       --
                  Increase in other assets                                  (145)     (492)     (79)
                  (Decrease) increase in other liabilities                   (59)      176      294
---------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                1,172       279    1,610

         Cash flows from investing activities:
              Proceeds from maturity of held-to-maturity securities          540        70      249
              Proceeds from maturity of available-for-sale securities     20,317    19,230   30,780
              Proceeds from sale of available-for-sale securities          8,500    28,077      --
              Purchases of available-for-sale securities                  12,964)  (72,201) (31,107)
              Increase in loans made to customers                        (28,240)   (7,928)  (2,629)
              Proceeds from the sale of other real estate                     45       285      209
              Purchases of bank premises, equipment and intangible assets   (712)   (3,127)  (1,207)
              Purchase of cash surrender value life insurance             (4,125)      --       --
---------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                      (16,639)  (35,594)  (3,705)

         Cash flows from financing activities:
              Net increase in deposits                                    15,653    41,684    2,991
              Payments on notes payable                                      --        --     2,585)
              Proceeds received upon exercise of stock options               129       131       10
              Dividends paid                                                (269)     (265)    (261)
---------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities               15,513     41,550     155
---------------------------------------------------------------------------------------------------------
         Net increase (decrease) in cash and cash equivalents                 46      6,235  (1,940)
         Cash and cash equivalents at beginning of year                   12,083      5,848   7,788
---------------------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of year                    $    12,129    12,083    5,848
=========================================================================================================

         Supplemental Disclosures of Cash Flow Information:
              Cash paid during the year for:
                  Interest                                           $     4,068     3,680    3,338
                  Income taxes                                               677       476      242

           See accompanying notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997 and 1996


(1)      Summary of Significant Accounting Policies

         The accounting and reporting policies of First Financial Bancorp (the Company) and its subsidiaries, Bank of Lodi, N.A., (the Bank) and Western Auxiliary Corporation (WAC) conform with generally accepted accounting principles and prevailing practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expense for the period. Actual results could differ from those estimates applied in the preparation of the consolidated financial statements. The following are descriptions of the significant accounting and reporting policies:

         (a)      Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries for all periods presented. All material intercompany accounts and transactions have been eliminated in consolidation.

         (b)      Investment Securities

         The Company designates a security as held-to-maturity or available-for-sale when a security is purchased. The selected designation is based upon investment objectives, operational needs, intent and ability to hold. The Company does not engage in trading activity.

         Held-to-maturity securities are carried at cost, adjusted for accretion of discounts and amortization of premiums, which are recognized as adjustments to interest income using the interest method. Available-for-sale securities are recorded at fair value with unrealized holding gains and losses, net of the related tax effect reported as a separate component of stockholders' equity until realized. Effective October 1, 1998, all held-to-maturity securities with an amortized cost of $1,174,000, were transferred to the available-for-sale category when Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities was adopted. For the year ended December 31, 1997, there were no transfers between classifications.

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

         (c)      Loans

         Loans are stated at principal balances outstanding, net of deferred origination fees, costs and loan sale premiums. A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the "contractual terms" of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement. An impaired loan is measured based upon the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis. Large groups of small balance, homogenous loans are collectively evaluated for impairment. If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment is recognized by increasing the allowance for loan losses. Loans held for sale are carried at the lower of aggregate cost or market.

         Interest on loans is accrued daily. Nonaccrual loans are loans on which the accrual of interest ceases when the collection of principal or interest is determined to be doubtful by management. It is the general policy of the Bank to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more unless the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, accrued and unpaid interest is reversed against current period interest income. Interest accruals are resumed when such loans are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

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

         (e)         Gain or Loss on Sale of Loans and Servicing Rights

         Transfers and servicing of financial assets and extinguishments of liabilities are accounted for and reported based on consistent application of a financial-components approach that focuses on control. Transfers of financial assets that are sales are distinguished from transfers that are secured borrowings. Servicing assets and other retained interests in transferred assets are measured by allocating the previous carrying amount of the transferred assets between the assets sold, if any and retained interests, if any, based on their relative fair value at the date of transfer. Liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets are to be initially measured at fair value. Servicing assets and liabilities are to be subsequently amortized in proportion to and over the period of estimated net servicing income or loss and assessed for asset impairment or increased obligation based on fair value.

         The Bank recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The fair value of the servicing assets is estimated based upon the present value of the estimated expected future cash flows. The Bank measures the impairment of the servicing asset based on the difference between the carrying amount of the servicing asset and its current fair value. As of December 31, 1998 and 1997, there was no impairment in mortgage servicing asset.

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

         (k)          Earnings Per Share

         Basic earnings per share (EPS) includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity.

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

         (m)          Comprehensive Income

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company adopted SFAS No. 130 as of January 1, 1998 and discloses comprehensive income in the consolidated statements of stockholders' equity.

         (n)          Statements of Cash Flows

         For purposes of the statements of cash flows, cash, non-interest bearing deposits in other banks and federal funds sold, which generally have maturities of one day, are considered to be cash equivalents.

         (o) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

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

          (p)    Stock Based Compensation

         The Company accounts for its stock option plan using the intrinsic value method. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

         (q)     Segment Reporting

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" but retains the requirements to report information about major customers. As of December 31, 1998 and 1997, the Company did not have any reportable segments under the provisions of SFAS No. 131.


 (2)     Restricted Cash Balances

         The Bank is required to maintain certain daily reserve balances in accordance with Federal Reserve Board requirements. Aggregate reserves of $1,855,000 and $1,053,000 were maintained to satisfy these requirements at December 31, 1998 and 1997, respectively.

 (3)     Investment Securities

         Investment securities at December 31, 1998 and 1997 consisted of the following:

                                                                       December 31, 1998
                                                                               Gross             Gross          Estimated
                                                       Amortized            Unrealized         Unrealized        Market
                                                         Cost                  Gains             Losses           Value
--------------------------------------------------------------------------------------------------------------------------
         Available for Sale
         ------------------
         U.S. Treasury securities                    $  1,000,000               3,000                 --        1,003,000
         U.S. Agency securities                        19,494,000             311,000               7,000      19,798,000
         Municipal securities                           3,635,000             175,000                 --        3,810,000
         Collateralized mortgage obligations              457,000               5,000               4,000         458,000
         Other debt securities                          2,813,000              37,000                 --        2,850,000
         Money market mutual fund                      17,602,000                 --                  --       17,602,000
         Investment in Federal Agency stock               126,000                 --                  --          126,000
--------------------------------------------------------------------------------------------------------------------------

         Total                                       $ 45,127,000             531,000              11,000      45,647,000
==========================================================================================================================

                                                                       December 31, 1997
                                                                               Gross              Gross          Estimated
                                                       Amortized            Unrealized          Unrealized        Market
                                                         Cost                 Gains              Losses            Value
--------------------------------------------------------------------------------------------------------------------------
         Held to Maturity
         ----------------
         Municipal Securities                        $  1,716,000              69,000                 --        1,785,000
--------------------------------------------------------------------------------------------------------------------------

         Available for Sale
         ------------------
         U.S. Treasury securities                       3,995,000               5,000                 --        4,000,000
         U.S. Agency securities                        31,077,000             208,000              14,000      31,271,000
         Municipal securities                           2,620,000             155,000                 --        2,775,000
         Collateralized mortgage obligations            1,036,000               5,000              17,000       1,024,000
         Other debt securities                          3,749,000              58,000               2,000       3,805,000
         Money market mutual fund                      17,200,000                 --                  --       17,200,000
         Investment in Federal Agency stock               126,000                 --                  --          126,000
-------------------------------------------------------------------------------------------------------------------------
                                                       59,803,000             431,000              33,000      60,201,000
-------------------------------------------------------------------------------------------------------------------------

         Total                                       $ 61,519,000             500,000              33,000      61,986,000
=========================================================================================================================

         Investment securities totaling $4,559,000 and $4,631,000 were pledged as collateral to secure Local Agency Deposits as well as treasury, tax and loan accounts with the Federal Reserve at December 31, 1998 and 1997, respectively.

         Proceeds from the sale of Available for Sale securities during 1998 and 1997 were $8,500,000 and $28,077,000, respectively, and represented the sale of money market mutual fund shares at book value. Accordingly, no gain or loss was realized. There were no sales of Available for Sale securities during 1996.

         Federal Agency stock dividends paid to the Company were $7,000, $7,000, and $5,000 in 1998, 1997 and 1996, respectively.

         The amortized cost and estimated fair value of debt securities at December 31, 1998, by contractual maturity, or expected maturity where applicable, are shown below. Expected maturities will differ from contractual maturities because certain securities provide the issuer with the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    December 31, 1998
                                                               Amortized            Market
                                                                 Cost                Value
------------------------------------------------------------------------------------------------
         Due in one year or less                           $  3,801,000          3,846,000
         Due after one year through five years               16,034,000         16,449,000
         Due after five years through 10 years                3,251,000          3,277,000
         Due after 10 years                                   4,313,000          4,347,000
=-----------------------------------------------------------------------------------------------
                                                           $ 27,399,000         27,919,000
================================================================================================

(4)      Loans

         The Bank grants commercial, installment, real estate construction and other real estate loans to customers primarily in the trade areas served by its branches. Generally, the loans are secured by real estate or other assets. Although the Bank has a diversified loan portfolio, a significant portion of its debtors' ability to honor their contract is dependent upon the condition of the local real estate markets in which the loans are made.

         Outstanding loans consisted of the following at December 31:
                                                                  1998                1997
------------------------------------------------------------------------------------------------
         Commercial                                         $73,195,000         50,155,000
         Real estate construction                            11,743,000          6,900,000
         Other real estate                                    4,761,000          3,529,000
         Installment and other                                3,463,000          3,525,000
------------------------------------------------------------------------------------------------
                                                             93,162,000         64,109,000

         Deferred loan fees and loan sale premiums             (520,000)          (568,000)
         Allowance for loan losses                           (1,564,000)        (1,313,000)
------------------------------------------------------------------------------------------------

                                                            $91,078,000         62,228,000
================================================================================================

         Included in total loans are loans held for sale of $2,619,000 and $1,807,000 for 1998 and 1997, respectively. SBA and mortgage loans serviced by the Bank totaled $66,903,000 and $45,939,000, and $41,319,000 in 1998, 1997, and 1996, respectively.

         Changes in the allowance for loan losses were as follows:
                                               1998                1997               1996
------------------------------------------------------------------------------------------------
         Balance, beginning of year     $ 1,313,000           1,207,000            959,000
         Loans charged off                 (132,000)           (290,000)          (334,000)
         Recoveries                         133,000             456,000            272,000
         Provision charged to operations    250,000             (60,000)           310,000
------------------------------------------------------------------------------------------------
         Balance, end of year           $ 1,564,000           1,313,000          1,207,000
================================================================================================


         Nonaccrual loans totaled $248,000, $340,000, and $898,000 at December 31, 1998, 1997 and 1996, respectively. Interest income which would have been recorded on nonaccrual loans was $43,000, $45,000 and $149,000, in 1998, 1997, and 1996, respectively.

         Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. At December 31, 1998 and 1997, the Bank had outstanding balances of $248,000 and $821,000 in impaired loans which had valuation allowances of $32,000 in 1998 and $100,000 in 1997. The average outstanding balances of impaired loans for the years ended December 31, 1998, 1997 and 1996 were $535,000, $1,150,000 and
         $1,116,000  respectively,   on  which  $40,000,  $47,000  and  $45,000,
         respectively, was recognized as interest income.

         At December 31, 1998 and 1997, the collateral value method was used to measure impairment for all loans classified as impaired. Impaired loans at December 31, 1998 and 1997 consisted solely of commercial loans.

 (5)     Premises and Equipment

         Premises and equipment consisted of the following at December 31:
                                                                   1998               1997
------------------------------------------------------------------------------------------------
         Land                                               $   874,000            874,000
         Building                                             5,705,000          5,705,000
         Leasehold improvements                               1,477,000          1,258,000
         Furniture and equipment                              3,069,000          2,616,000
------------------------------------------------------------------------------------------------
                                                             11,125,000         10,453,000
------------------------------------------------------------------------------------------------
         Accumulated depreciation and amortization           (3,864,000)        (3,220,000)
------------------------------------------------------------------------------------------------
                                                            $ 7,261,000          7,233,000
================================================================================================

         The Bank leases a portion of its building to unrelated parties under operating leases which expire in various years.

         The minimum future rentals to be received on noncancelable leases as of December 31, 1998 are summarized as follows:

                       Year Ending December 31,
--------------------------------------------------------------------------------

                       1999                             $    63,000
                       2000                                  48,000
                       2001                                   1,000
--------------------------------------------------------------------------------
                       Total minimum future rentals     $   102,000
================================================================================


 (6)     Other Assets

         Other assets includes the cash surrender value of life insurance of $4,274,000 at December 31, 1998. The cash surrender value of life insurance consists primarily of the Bank's contractual rights under single-premium life insurance policies written on the lives of certain officers and the directors of the Company and the Bank. The policies were purchased in order to indirectly offset anticipated costs of certain benefits payable upon the retirement, and the death or disability of the directors and officers pursuant to deferred compensation agreements. The cash surrender value accumulates tax-free based upon each policy's crediting rate which is adjusted by the insurance company on an annual basis.

         Other real estate owned is also included in other assets and was $129,000 and $159,000 at December 31, 1998 and 1997, respectively.
         During 1998, 1997, and 1996, other real estate owned of $0, $170,000 and $297,000, respectively, was acquired through foreclosure as settlement for loans. These amounts represent noncash transactions, and accordingly, have been excluded from the Consolidated Statements of Cash Flows.

 (7)     Deposits

         The following is a summary of deposits at December 31:

                                                   1998                1997
--------------------------------------------------------------------------------

         Demand                           $  18,535,000          14,928,000
         NOW and Super  NOW Accounts         36,181,000          29,734,000
         Money Market                        19,482,000          20,456,000
         Savings                             25,987,000          24,802,000
         Time,$100,000 and over              14,965,000          13,484,000
         Other  Time                         34,394,000          30,487,000
--------------------------------------------------------------------------------
                                          $ 149,544,000         133,891,000
================================================================================


         Interest paid on time deposits in denominations of $100,000 or more was $737,000, $620,000 and $607,000 in 1998, 1997 and 1996, respectively.

         At December 31, 1998, the aggregate maturities for time deposits is as follows:


--------------------------------------------------------------------------------

         1999                                                   $45,799,000
         2000                                                     2,234,000
         2001                                                       371,000
         2002                                                       615,000
         2003                                                       340,000
--------------------------------------------------------------------------------
         Total                                                  $49,359,000
================================================================================



 (8)     Operating Leases

         The Bank has noncancelable operating leases with unrelated parties for office space and equipment. The lease payments for future years are as follows:

                           Year Ending December 31,          Lease Payments
--------------------------------------------------------------------------------

                           1999                             $   127,000
                           2000                                 108,000
                           2001                                  67,000
                           2002                                  52,000
                           2003                                  52,000
                           Thereafter                            44,000
--------------------------------------------------------------------------------
                                                            $   450,000
================================================================================


         Total rental expense for operating leases was $114,000, $32,000 and $35,000 in 1998, 1997 and 1996 respectively.



(9)      Supplemental Compensation Agreements

         Effective April 3, 1998 the Company and the Bank entered into nonqualified supplemental compensation agreements with all of the directors and certain executive officers for the provision of death, disability and post-employment/retirement benefits. The agreement with directors includes elective provisions for service as a director emeritus following termination of service as a member of the Bank's Board of Directors. Directors who elect to serve as a director emeritus receive certain benefits during such period of service in addition to benefits applicable to all directors which commence upon expiration of the three year emeritus period. The Company will accrue for the compensation based on anticipated years of service and the vesting schedule provided in the agreements. The executive officer agreements are defined contribution agreements whereby the benefit accruals under the plan are the amount by which, if any, the increase in cash surrender value of the related insurance policies exceeds a predetermined profitability index. At December 31, 1998, accrued compensation under both plans was $72,000. The Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." SFAS No. 132 does not change the measurement or recognition of expenses under the supplemental compensation agreements.



(10)     Financial Instruments with Off-Balance Sheet Risk

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

         At December 31, 1998 and 1997, financial instruments whose contract amounts represent credit risk are as follows:

                                                    1998                1997
--------------------------------------------------------------------------------
          Commitments to extend credit        $ 21,290,000          17,950,000
================================================================================
          Standby letters of credit           $    156,000              50,000
================================================================================

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



(11)     Other Noninterest Expense

         Other  noninterest  expense for the years 1998,  1997 and 1996 included the following significant items:
                                                         1998                1997                1996
-----------------------------------------------------------------------------------------------------------
         Intangible amortization                     $  372,000             479,000                 --
         Ancillary data processing expense              385,000             326,000             105,000
         Directors'  fees                               199,000             150,000             124,000
         Legal fees                                     197,000             166,000             207,000
         Provision for other real estate owned losses   (16,000)             60,000              35,000

(12)     Income Taxes

         The provision for income taxes for the years 1998, 1997 and 1996 consisted of the following:

         1998                                        Federal               State              Total
-----------------------------------------------------------------------------------------------------------

         Current                                  $   252,000             144,000            396,000
         Deferred, net                                (12,000)            (40,000)           (52,000)
-----------------------------------------------------------------------------------------------------------
              Income tax expense                  $   240,000             104,000            344,000
===========================================================================================================

         1997
-----------------------------------------------------------------------------------------------------------

         Current                                  $   312,000             195,000            507,000
         Deferred, net                                 16,000             (44,000)           (28,000)
-----------------------------------------------------------------------------------------------------------
              Income tax expense                  $   328,000             151,000            479,000
===========================================================================================================

         1996
-----------------------------------------------------------------------------------------------------------

         Current                                  $   212,000             140,000            352,000
         Deferred, net                                (66,000)            (32,000)           (98,000)
-----------------------------------------------------------------------------------------------------------
              Income tax expense                  $   146,000             108,000            254,000
===========================================================================================================

         Income taxes receivable of $117,000 are included in other assets at December 31, 1998. Income taxes payable of $164,000 are included in other liabilities at December 31, 1997.

         The  provision  for income  taxes  differs  from  amounts  computed  by applying the  statutory  Federal  income tax rate to  operating  income before income taxes. The reasons for these differences are as follows:
                                                                1998               1997                 1996
                                                            Amount  Rate      Amount   Rate        Amount  Rate
-------------------------------------------------------------------------------------------------------------------
         Federal income tax expense, at statutory
           income tax rates                            $   475,000   34%      508,000   34%       304,000   34%
         State franchise tax expense, net of federal
           income tax benefits                             100,000    7%      107,000    7%        63,000    7%
         Tax-free interest income                         (136,000) (10%)     (83,000)  (6%)      (97,000) (11%)
         Change in the beginning of the year deferred
            tax asset valuation allowance                  (45,000)  (3%)      32,000    2%
         Other                                             (50,000)  (3%)     (85,000)  (5%)      (16,000)  (2%)
-------------------------------------------------------------------------------------------------------------------
                                                       $   344,000   25%      479,000   32%       254,000   28%
===================================================================================================================


         The tax effects of temporary  differences that give rise to significant portions of the deferred tax assets and  deferred  tax  liabilities  at
         December 31, 1998 and 1997 are presented below.
              Deferred tax assets:                                          1998               1997
--------------------------------------------------------------------------------------------------------------------
              Allowance for loan losses                               $   553,000            419,000
              Allowance for losses on other real estate owned              14,000             60,000
              Deferred loan income                                        145,000            157,000
              Accumulated Amortization                                    260,000            154,000
              Deferred compensation                                        74,000             53,000
              Alternative minimum tax credit carryforwards                  2,000             60,000
              Other                                                        86,000             93,000
--------------------------------------------------------------------------------------------------------------------
                  Total gross deferred tax assets                       1,134,000            996,000
                  Less valuation allowance                               (120,000)          (165,000)
--------------------------------------------------------------------------------------------------------------------

                  Deferred tax assets, net of allowance                 1,014,000            831,000
--------------------------------------------------------------------------------------------------------------------

              Deferred tax liabilities:
              Accumulated depreciation                                   (103,000)           (61,000)
              Deferred loan origination costs                            (173,000)          (108,000)
              Unrealized gain on available-for-sale securities, net      (219,000)          (180,000)
              Other                                                      (100,000)           (76,000)
--------------------------------------------------------------------------------------------------------------------
                  Total gross deferred tax liabilities                   (595,000)          (425,000)
--------------------------------------------------------------------------------------------------------------------
                  Net deferred tax asset                              $   419,000            406,000
====================================================================================================================

         The valuation allowance for deferred tax assets decreased by $45,000 for the year ended December 31, 1998. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1998 and 1997.

 (13)    Stockholders' Equity

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

         In February 1991, the Board of Directors adopted the First Financial Bancorp 1991 Employee Stock Option Plan and Director Stock Option Plan. The maximum number of shares issuable under the Employee Stock Option Plan is 178,500. The maximum number of shares issuable under the Director Stock Option Plan was 55,000. Options are granted at an exercise price of at least 100% and 85% of the fair market value of the stock on the date of grant for the Employee Stock Option Plan and the Director Stock Option Plan, respectively. The 1991 Plans replaced the 1982 Plan; however, this does not adversely affect any stock options outstanding under the 1982 Plan.

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

         Stock option plan activities are summarized as follows:
                                                                                                  Options Outstanding
                                                                                                     Exercise Price
                                                                          Options                       Per Share
--------------------------------------------------------------------------------------------------------------------

         Balance, December 31, 1995                                       209,724                    $ 5.74 - 10.43
====================================================================================================================
              Options exercised                                            (3,675)                   $ 5.78 -  8.57
====================================================================================================================
              Options expired                                             (10,374)                   $ 5.74 - 10.43
====================================================================================================================

         Balance, December 31, 1996                                       195,675                    $ 5.74 -  8.57
====================================================================================================================
              Options granted                                              76,500                    $10.00 - 12.50
====================================================================================================================
              Options exercised                                           (27,600)                   $ 5.74 -  8.57
====================================================================================================================
              Options expired                                             (28,000)                   $ 6.80 - 10.00
====================================================================================================================

         Balance, December 31, 1997                                       216,575                    $ 5.74 - 12.50
====================================================================================================================
              Options exercised                                           (16,450)                   $ 5.74 -  6.80
====================================================================================================================
              Options expired                                             (17,525)                   $ 6.75 - 12.50
====================================================================================================================

         Balance, December 31, 1998                                       182,600                    $ 5.74 - 12.50
====================================================================================================================

         At December 31, 1998, the weighted-average remaining contractual life of all outstanding options was 5.16 years, respectively. At December 31, 1998, the number of options exercisable was 142,700 and the weighted-average exercise price of those options was $7.20.

         There were no stock options granted during 1998 or 1996. The per share weighted-average fair value of stock options granted during 1997 was $3.03. The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 2.18%; expected volatility of 18.4%; risk-free interest rate of 6.2%; and an expected life of five years.

         No  compensation  cost has been recognized for its stock options in the
         accompanying   consolidated  financial  statements.   Had  the  Company
         determined  compensation cost based on the fair value at the grant date for its stock options, the Company's net income would have been reduced to the pro forma amounts  indicated below for the period ended December
         31:
                                                        1998            1997             1996
------------------------------------------------------------------------------------------------
         Net Income
              As reported                         $1,052,000      $1,015,000         $640,000
              Pro forma                            1,022,000         985,000          630,000

         Basic Net Income Per Share
              As reported                         $      .78      $      .77         $    .49
              Pro forma                                  .76             .75              .48

         Diluted Net Income Per Share
              As reported                         $      .74      $      .73         $    .48
              Pro forma                                  .72             .71              .47


         Pro forma net income reflects only options granted after 1994. Therefore, the full impact of calculating compensation cost for stock options using the fair value method is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.



         (b)      Employee Stock Ownership Plan

         Effective January 1, 1992, the Bank established the Bank of Lodi Employee Stock Ownership Plan. The plan covers all employees, age 21 or older, beginning with the first plan year in which the employee completes at least 1,000 hours of service. The Bank's annual contributions to the plan are made in cash and are at the discretion of the Board of Directors based upon a review of the Bank's profitability. Contributions for 1998, 1997 and 1996 totaled approximately $116,000, $98,000, and $37,000, respectively.

         Contributions to the plan are invested primarily in the Common Stock of First Financial Bancorp and are allocated to participants on the basis of salary in the year of allocation. Benefits become 20% vested after the third year of credited service, with an additional 20% vesting each year thereafter until 100% vested after seven years. As of December 31, 1998, the plan owned 34,714 shares of Company Common Stock.



         (c)      Dividends and Dividend Restrictions

         On January 28, 1999, the Company's Board of Directors declared a cash dividend of five cents per share payable on February 26, 1999, to shareholders of record on February 12, 1999.

         The Company's principal source of funds for dividend payments is dividends received from the Bank. Under applicable Federal laws, permission to pay a dividend must be granted to a bank by the Comptroller of the Currency if the total dividend payment of any national banking association in any calendar year exceeds the net profits of that year, as defined, combined with net profits for the two preceding years. At December 31, 1998, there were Bank retained earnings of $2,420,000 free of this condition.



         (d)      Weighted Average Shares Outstanding

         Basic and diluted earnings per share for the years ended December 31, 1998, 1997, and 1996 were computed as follows:

                                                            Income              Shares        Per-Share
         1998                                             (numerator)       (denominator)       Amount
         -----------------------------------------------------------------------------------------------
         Basic earnings per share                           $  1,052,000           1,341,192      $ .78
         Effect of dilutive securities                               --               84,234        --
                                                       --------------------------------------
         Diluted earnings per share                         $  1,052,000           1,425,426      $ .74
                                                       ======================================


                                                            Income              Shares        Per-Share
         1997                                             (numerator)       (denominator)       Amount
         -----------------------------------------------------------------------------------------------
         Basic earnings per share                           $  1,015,000           1,323,398      $ .77
         Effect of dilutive securities                               --               68,678        --
                                                       --------------------------------------
         Diluted earnings per share                         $  1,015,000           1,392,076      $ .73
                                                       ======================================


                                                            Income              Shares        Per-Share
         1996                                             (numerator)       (denominator)       Amount
         -----------------------------------------------------------------------------------------------
         Basic earnings per share                            $   640,000           1,307,364      $ .49
         Effect of dilutive securities                               --               32,547        --
                                                       --------------------------------------
         Diluted earnings per share                          $   640,000           1,339,911      $ .48
                                                       ======================================

(14)     Related Party Transactions

         During the normal course of business, the Bank enters into transactions with related parties, including directors, officers, and affiliates. These transactions include borrowings from the Bank with substantially the same terms, including rates and collateral, as loans to unrelated parties. At December 31, 1998 and 1997, respectively, such borrowings totaled $1,018,000 and $922,000, respectively. Deposits of related parties held by the Bank totaled $671,000 and $1,000,000 at December 31, 1998 and 1997, respectively.

         The  following is an analysis of activity with respect to the aggregate dollar  amount of loans  made by the Bank to  directors,  officers  and affiliates for the years ended December 31:
                                                                  1998                  1997
--------------------------------------------------------------------------------------------------------------------
         Balance, beginning of year                         $   922,000             1,176,000
         Loans funded                                           738,000               524,000
         Principal repayments                                  (642,000)             (778,000)
--------------------------------------------------------------------------------------------------------------------
         Balance, end of year                                $1,018,000               922,000
====================================================================================================================


(15)     Parent Company Financial Information

         This information should be read in conjunction with the other notes to the consolidated financial statements. The following presents summary balance sheets as of December 31, 1998 and 1997, and statements of income, and cash flows information for the years ended December 31, 1998, 1997, and 1996.

         Balance Sheets:
--------------------------------------------------------------------------------------------------------------------
         Assets                                                             1998               1997
--------------------------------------------------------------------------------------------------------------------
         Cash in bank                                               $     121,000            139,000
         Investment securities available-for-sale, at fair value            5,000              5,000
         Premises and equipment, net                                       64,000             66,000
         Investment in wholly-owned subsidiaries                       13,521,000         12,548,000
         Other assets                                                     146,000            107,000
--------------------------------------------------------------------------------------------------------------------
                                                                    $  13,857,000         12,865,000
====================================================================================================================

         Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------------------
         Accounts payable and other liabilities                     $        --                4,000
--------------------------------------------------------------------------------------------------------------------

         Common stock                                                   7,584,000          7,455,000
         Retained earnings                                              5,971,000          5,188,000
         Accumulated other comprehensive income                           302,000            218,000
--------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                               13,857,000         12,861,000
--------------------------------------------------------------------------------------------------------------------
                                                                    $  13,857,000         12,865,000
====================================================================================================================



         Statements of Income:                                               1998      1997      1996
--------------------------------------------------------------------------------------------------------------------
         Rent from subsidiary                                       $       5,000      6,000   356,000
         Interest from unrelated parties                                     --        2,000     9,000
         Other expenses                                                  (316,000)  (215,000) (626,000)
         Equity in income of subsidiaries                               1,154,000  1,100,000   832,000
         Income tax benefit                                               209,000    122,000    69,000
--------------------------------------------------------------------------------------------------------------------
              Net income                                            $   1,052,000  1,015,000   640,000
====================================================================================================================

         Statements of Cash Flows:                                          1998      1997       1996
--------------------------------------------------------------------------------------------------------------------
         Net Income                                                   $1,052,000 1,015,000    640,000
         Adjustments to reconcile net income to net cash
              flows provided by (used in) operating activities:
              Depreciation and amortization                                2,000     2,000    125,000
              Provision for deferred taxes                                27,000   (36,000)     7,000
              (Decrease) increase in other liabilities                    (4,000)  (23,000)    27,000
              (Increase) decrease in other assets                        (66,000)  (15,000)     3,000
              Increase in equity of subsidiaries                        (879,000) (774,000)  (832,000)
--------------------------------------------------------------------------------------------------------------------

         Net cash provided by (used in) operating activities             132,000   169,000    (30,000)

         Proceeds from sale of available-for-sale securities                 --     75,000    302,000
         Investment in subsidiary                                        (10,000)      --        --
         Capital expenditures                                                --        --      (4,000)
--------------------------------------------------------------------------------------------------------------------
         Net cash (used in) provided by investing activities             (10,000)   75,000    298,000

         Payments on notes payable                                           --        --     (33,000)
         Proceeds received upon exercise of stock options                129,000   131,000     10,000
         Dividends paid                                                 (269,000) (265,000)  (261,000)
--------------------------------------------------------------------------------------------------------------------
         Net cash  used by financing activities                         (140,000) (134,000)  (284,000)
--------------------------------------------------------------------------------------------------------------------
         Net  (decrease)  increase in cash                               (18,000)  110,000    (16,000)
--------------------------------------------------------------------------------------------------------------------
         Cash at beginning of year                                       139,000    29,000     45,000
--------------------------------------------------------------------------------------------------------------------
         Cash at end of year                                         $   121,000   139,000     29,000
====================================================================================================================


 (16)    Lines of Credit

         The Bank has two lines of credit with correspondent banks totaling $5,000,000. As of December 31, 1998 and 1997, no amounts were outstanding under these lines of credit.


 (17)    Regulatory Matters

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

         Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 1998, the most recent notification, the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank's category.

         The Bank's  actual  capital  amounts and ratios as of December 31, 1998 are as follows:
                                                                                                        To Be Well Capitalized
                                                                                  For Capital          Under Prompt Corrective
                                                    Actual                      Adequacy Purposes         Action Provisions
                                                    Amount          Ratio       Amount      Ratio        Amount       Ratio
-------------------------------------------------------------------------------------------------------------------------------
         Total Risk-based capital                                             less than     less than  less than       less than
         (to Risk weighted assets)                 $13,084,000     11.17%     $9,371,000    8.0%       $11,714,000     10.0%
                                                                              less than     less than  less than       less than
         Tier I Capital (to Risk Weighted assets)  $11,620,000      9.92%     $4,685,000    4.0%       $ 7,028,000      6.0%
                                                                              less than     less than  less than       less than
         Tier I Capital  (to Average Assets)       $11,620,000      7.35%     $6,324,000    4.0%       $ 7,905,000      5.0%

         The Bank's actual capital amounts and ratios as of December 31, 1997 are as follows:

                                                                                                        To Be Well Capitalized
                                                                                  For Capital          Under Prompt Corrective
                                                    Actual                      Adequacy Purposes         Action Provisions
                                                    Amount          Ratio       Amount      Ratio        Amount       Ratio
-------------------------------------------------------------------------------------------------------------------------------
         Total Risk-based capital                                             less than     less than  less than      less than
         (to Risk weighted assets)                 $11,459,000     12.95%     $7,081,000    8.0%       $8,851,000     10.0%
                                                                              less than     less than  less than      less than
         Tier I Capital (to Risk Weighted assets)  $10,352,000     11.70%     $3,541,000    4.0%       $5,310,000      6.0%
                                                                              less than     less than  less than      less than
         Tier I Capital  (to Average Assets)       $10,352,000      7.11%     $5,828,000    4.0%       $7,285,000      5.0%


 (18)    Fair Values of Financial Instruments

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and due from banks and federal funds sold are a reasonable estimate of fair value.

         Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. (See note 3).

         Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

         Commitments to extend credit and standby letters of credit: The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based upon fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counter parties at the reporting date.

         Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities on time deposits.

         Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

         Fair value estimates are based on existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets, premises, and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

         The estimated fair values of the Company's  financial  instruments  are approximately as follows:
                                                                                          1998
                                                                                Carrying        Fair
                                                                                 Amount        Value
-----------------------------------------------------------------------------------------------------------
              Financial assets:
                  Cash and due from banks and federal funds sold          $     12,129,000    12,129,000
                  Investment securities                                         45,647,000    45,647,000

                  Loans:
                      Gross Loans                                               93,162,000    94,032,000
                      Allowance for loan losses                                 (1,564,000)   (1,564,000)
                      Deferred loan fees and loan sale  premiums                  (520,000)     (520,000)
                      ------------------------------------------------------------------------------------
                      Net loans                                           $     91,078,000    91,948,000

              Financial liabilities:
                  Deposits:
                      Demand                                              $     18,535,000    18,535,000
                      Now and Super Now accounts                                36,181,000    36,181,000
                      Money Market                                              19,482,000    19,482,000
                      Savings                                                   25,987,000    25,987,000
                      Time                                                      49,359,000    49,447,000
                      ----------------------------------------------------------------------------------
                      Total deposits                                      $    149,544,000   149,632,000


                                                               Contract           Carrying          Fair
                                                                Amount             Amount           Value
--------------------------------------------------------------------------------------------------------------------
              Unrecognized financial instruments:
                  Commitments to extend credit             $   21,290,000            --            213,000
                  Standby letters of credit                       156,000            --              2,000

                                                                                        1997

                                                                                 Carrying       Fair
                                                                                  Amount        Value
--------------------------------------------------------------------------------------------------------------------
              Financial assets:
                  Cash and due from banks and federal funds sold            $   12,083,000    12,083,000
                  Investment securities                                         61,917,000    61,986,000
                  Loans:
                      Gross Loans                                               64,109,000    64,556,000
                      Allowance for loan losses                                 (1,313,000)   (1,313,000)
                      Deferred loan fees and loan sale  premiums                  (568,000)     (568,000)
                      -----------------------------------------------------------------------------------
                      Net loans                                             $   62,228,000    62,675,000

              Financial liabilities:
                  Deposits:
                      Demand                                                $   14,928,000    14,928,000
                      Now and Super Now accounts                                29,734,000    29,734,000
                      Money Market                                              20,456,000    20,456,000
                      Savings                                                   24,802,000    24,802,000
                      Time                                                      43,971,000    43,911,000
                      ----------------------------------------------------------------------------------
                      Total deposits                                        $  133,891,000   133,831,000



                                                               Contract           Carrying          Fair
                                                                Amount             Amount           Value
--------------------------------------------------------------------------------------------------------
              Unrecognized financial instruments:
                  Commitments to extend credit             $   17,950,000            --            180,000
                  Standby letters of credit                        50,000            --              1,000




(19)     Legal Proceedings

         The bank is involved in various legal actions arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters will not have a material effect on the Bank's financial condition, results of operations, or liquidity.



(20)     Derivative Financial Instruments

         As of December 31, 1998 and 1997, the Company has no off-balance sheet derivatives. The Company held $457,000 and 1,036,000 in collateralized mortgage obligations and $500,000 and $1,000,00 in structured notes as of December 31, 1998 and 1997 respectively. These investments are held in the available for sale portfolio.

 (21)    Acquisition of Branches

         On February 22, 1997, the the Bank, completed the acquisition of the Galt, Plymouth, and San Andreas, California, branches of Wells Fargo Bank. The Bank purchased the premises and equipment of the Plymouth and San Andreas branches and assumed the building lease for the Galt branch. The Bank also purchased the furniture and equipment of all three branches and paid a premium for the deposits of each branch. The total cost of acquiring the branches, including payments to Wells Fargo Bank as well as other direct costs associated with the purchase, was $2.86 million. The transaction was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated first to identifiable tangible assets based upon those assets' fair value and then to identifiable intangible assets based upon the assets' fair value. The excess of the purchase price over identifiable tangible and intangible assets was allocated to goodwill. Allocations to identifiable tangible assets, identifiable intangible assets, and goodwill were $856 thousand, $1.98 million, and $24 thousand, respectively. Deposits totaling $34 million were acquired in the transaction.

(22)     Western Auxiliary Corporation

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

(23)     Year 2000

         Both the Company and the Bank have a detailed year 2000 compliance plan that has been approved by their respective board of directors. The Bank's core banking system, The Phoenix Banking System, uses a four-digit date field; therefore, it is expected to be year 2000 compliant. Testing to confirm this status was completed by the Bank in early 1999. With respect to external systems, the Company and the Bank are in contact with vendors and customers in order to monitor the progress with year 2000 compliance efforts and assess the need for contingency plans, if applicable. To date vendors and customers have provided confirmations that they are either compliant or are making progress toward planned compliance prior to the end of 1999. The cost of year 2000 compliance efforts are not expected to be material to the financial position, the results of operations, or liquidity of the Company.

(24)     Prospective Accounting Pronouncements

         Accounting   for   Mortgage-Backed   Securities   Retained   after  the
         Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

         In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The Company will adopt the statement beginning January 1, 1999. Management does not expect that adoption of SFAS No. 134 will have a material impact on the Company's consolidated financial statements.

         Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

         In March 1998, the American Society of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. It specifies that computer software meeting certain characteristics be designated as internal-use software and sets forth criteria for expensing, capitalizing, and amortizing certain costs related to the development or acquisition of internal-use software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company will adopt the statement beginning January 1, 1999. Management does not expect that adoption of SOP 98-1 will have a material impact on the Company's consolidated financial statements.

         Reporting on the Costs of Start-Up Activities

         In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company will adopt the statement beginning January 1, 1999. Management does not expect that adoption of SOP 98-5 will have a material impact on the Company's consolidated financial statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1999.

                                           FIRST  FINANCIAL  BANCORP

                                             /s/ LEON J. ZIMMERMAN
                                           -------------------------------
                                           Leon J. Zimmerman
                                           President and Chief Executive Officer

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
                                                                       Capacity                             Date
                                                                       --------                             ----
    /s/ BENJAMIN R. GOEHRING                             Director and Chairman of the Board             March 26, 1999
--------------------------------------------

Benjamin R. Goehring

    /s/ WELDON D. SCHUMACHER                             Director and Vice Chairman of the Board        March 26, 1999
--------------------------------------------

Weldon D. Schumacher

    /s/ BOZANT KATZAKIAN                                 Director                                       March 26, 1999
--------------------------------------------
Bozant Katzakian

    /s/ ANGELO J. ANAGNOS                                Director                                       March 26, 1999
--------------------------------------------
Angelo J. Anagnos

    /s/ RAYMOND H. COLDANI                               Director                                       March 26, 1999
--------------------------------------------
Raymond H. Coldani

                                                         Director                                       March 26, 1999
--------------------------------------------
Michael D. Ramsey

                                                         Director                                       March 26, 1999
--------------------------------------------
Dennis Swanson

    /s/ LEON J. ZIMMERMAN                                Director, President and                        March 26, 1999
--------------------------------------------             Chief Executive Officer
Leon J. Zimmerman                                        (Principal Executive Officer)


    /s/ DAVID M. PHILIPP                                 Executive Vice President,                      March 26, 1999
--------------------------------------------             Chief Financial Officer and Secretary
David M. Philipp                                         (Principal Financial and Accounting Officer)


                                INDEX TO EXHIBITS

           Exhibit                                                          Page
           -------                                                          ----

             3(b)                    Bylaws, as amended                      65

             23                      Consent of Expert                       80

             27     Financial Data Schedule (electronic submission only)