Form 10-Q
period 1999-03-31
FIRST FINANCIAL BANCORP /CA/
filed 1999-05-13
CIK 729502

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

                       For the period ended March 31, 1999

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

                                [ X ] Yes [ ] No

     As of March 31, 1999 there were 1,379,817 shares of Common Stock, no par value, outstanding.


================================================================================

                             FIRST FINANCIAL BANCORP

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999
                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Financial Statements .............................................   1

Item 2.  Management's Discussion  and Analysis of Financial Condition and
         Results of Operations ............................................   7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......  14



                                     PART II

Item 1.  Legal Proceedings ................................................  14

Item 2.  Changes in Securities ............................................  14

Item 3.  Defaults Upon Senior Securities ..................................  14

Item 4.  Submission of Matters to a Vote of Security Holders ..............  14

Item 5.  Other Information ................................................  14

Item 6.  Exhibits and Reports on Form 8-K .................................  14

ITEM 1. FINANCIAL STATEMENTS

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       (in thousands except share amounts)



                                                              Mar. 31   Dec. 31
Assets                                                         1999       1998
                                                             --------   --------

Cash and due from banks                                      $  7,551   $  7,329
Federal funds sold                                              5,100      4,800
Investment securities, at fair value                           46,562     45,647

Loans                                                          90,563     92,642
Less allowance for loan losses (Note 3)                         1,666      1,564
                                                             --------   --------

  Net loans                                                    88,897     91,078

Bank premises and equipment, net                                7,229      7,261
Accrued interest receivable                                     1,064      1,353
Other assets                                                    6,970      6,932
                                                             --------   --------

                                                             $163,373   $164,400
                                                             ========   ========

Liabilities and Stockholders' Equity

Liabilities:
    Deposits
       Noninterest bearing                                   $ 18,858   $ 18,535
       Interest bearing                                       129,483    131,009
                                                             --------   --------

          Total deposits                                      148,341    149,544


    Accrued interest payable                                      335        389
    Other liabilities                                             527        610
                                                             --------   --------

          Total liabilities                                   149,203    150,543

Stockholders' equity:
    Common stock - no par value; authorized 9,000,000
          shares, issued and outstanding in 1999 and 1998,
          1,379,817 and 1,349,292 shares                        7,790      7,584
    Retained earnings                                           6,176      5,971
    Accumulated other comprehensive income                        204        302
                                                             --------   --------

          Total stockholders' equity                           14,170     13,857
                                                             --------   --------

                                                             $163,373   $164,400
                                                             ========   ========

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                     (in thousands except per share amounts)

                                                    Three Months Ended March 31,
                                                          1999        1998
                                                         ------      ------
                                                   (Dollar amounts in thousands,
                                                     except per share amounts)
Interest income:
   Loans, including fees                                 $2,246      $1,686
   Investment securities:
            Taxable                                         580         900
            Exempt from Federal taxes                        52          64
   Federal funds sold                                        80          99
                                                         ------      ------

            Total interest income                         2,958       2,749

Interest expense:
   Deposit accounts                                         938         965
                                                         ------      ------

            Net interest income                           2,020       1,784

Provision for loan losses                                   100          30
                                                         ------      ------

            Net interest income after provision
               for loan losses                            1,920       1,754

Noninterest income:
    Service charges                                         208         216
    Premiums and fees from SBA and mortgage operations      216         194
    Miscellaneous                                            61           6
                                                         ------      ------

            Total noninterest income                        485         416

Noninterest expense:
    Salaries and employee benefits                          932         903
    Occupancy                                               199         153
    Equipment                                               156         135
    Other                                                   702         643
                                                         ------      ------
            Total noninterest expense                     1,989       1,834
                                                         ------      ------

            Income before provision for income taxes        416         336

Provision for income taxes                                  143         106
                                                         ------      ------

            Net income                                   $  273      $  230
                                                         ======      ======
            Net income per share:
            Basic (Note 2)                               $ 0.20      $ 0.17
                                                         ======      ======
            Diluted (Note 2)                             $ 0.19      $ 0.16
                                                         ======      ======


                                 FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                  Consolidated Statements of Cash Flows
                                              (in thousands)
                                       Three Months Ended March 31


                                                                                     1999         1998
                                                                                     ----         ----
Cash flows from operating activities:
Net income                                                                         $    273    $    230
     Adjustments  to  reconcile  net  income to net cash (used in)  provided  by operating activities:
          Decrease in loans held for sale                                            (2,164)       (610)
          (Decrease) increase in deferred loan income                                   (11)         31
          Provision for other real estate owned losses                                 --             6
          Depreciation and amortization                                                 266         352
          Provision for loan losses                                                     100          30
          Provision for deferred taxes                                                 --           (14)
          Decrease in accrued interest receivable                                       289         431
          Decrease in accrued interest payable                                          (54)        (24)
          Decrease in other liabilities                                                 (83)       (231)
          Increase in cash surrender value of life insurance                            (29)       --
          (Increase) decrease in other assets                                           (10)        123
                                                                                   --------    --------
                  Net cash (used in) provided by operating activities                (1,423)        324


Cash flows from investing activities:
    Proceeds from maturity of available-for-sale securities                           6,313       9,138
    Proceeds from sale of available-for-sale securities                                 750        --
    Purchases of available-for-sale securities                                       (8,150)     (4,002)
    Net decrease in loans made to customers                                           4,256        (275)
    Purchases of bank premises and equipment                                           (159)       (221)
                                                                                   --------    --------

                  Net cash provided by investing
                  activities                                                          3,010       4,640


Cash flows from financing activities:
    Net (decrease) increase in deposits                                              (1,203)      1,670
    Dividends paid                                                                      (68)        (67)
    Proceeds from issuance of common stock                                              206        --
                                                                                   --------    --------
                  Net cash (used in) provided by financing activities                (1,065)      1,603
                  Net increase in cash and cash equivalents                             522       6,567

Cash and cash equivalents at beginning of period                                     12,129      12,083
                                                                                   --------    --------

Cash and cash equivalents at end of period                                         $ 12,651    $ 18,650
                                                                                   ========    ========

                                                    3

                                     FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                  Consolidated Statements of Stockholders' Equity
                                        (in thousands except share amounts)

Three Months Ended March 31, 1998

                                                                                          Accumulated
                                       Common      Common                                    Other
                                       Stock        Stock     Comprehensive   Retained   Comprehensive
            Description                Shares      Amounts        Income      Earnings      Income          Total
------------------------------------ ----------- ------------ --------------- --------- ---------------- ------------
Balance at December 31, 1997          1,332,842   $    7,455                     5,188              218       12,861

Comprehensive income:

   Net income                                                    $       230      230                           230
                                                              ---------------

   Other comprehensive loss:

      Unrealized holding losses
      arising during the current
      period, net of tax
      effect of $20                                                      (27)
                                                              ---------------
          Total other
          comprehensive loss                                             (27)                      (27)         (27)
                                                              ---------------
   Comprehensive income                                          $       203
                                                              ===============

Cash dividend declared                                                            (67)                          (67)
                                     ----------- ------------                 --------- ---------------- ------------
Balance at March 31, 1998             1,332,842   $    7,455                    5,351              191       12,997
                                     =========== ============                 ========= ================ ============


Three Months Ended March 31, 1999

                                                                                          Accumulated
                                       Common      Common                                    Other
                                       Stock        Stock     Comprehensive   Retained   Comprehensive
            Description                Shares      Amounts        Income      Earnings      Income          Total
------------------------------------ ----------- ------------ --------------- --------- ---------------- ------------
Balance at December 31, 1998          1,349,292   $    7,584                     5,971              302       13,857

Comprehensive income:

   Net income                                                    $       273       273                           273
                                                              ---------------

   Other comprehensive loss:

      Unrealized holding losses
      arising during the current
      period, net of tax
      effect of $48                                                      (98)
                                                              ---------------
          Total other
          comprehensive loss                                             (98)                      (98)         (98)
                                                              ---------------
   Comprehensive income                                          $       175
                                                              ===============

Options exercised                        30,525          206                                                    206

Cash dividend declared                                                            (68)                          (68)
                                     ----------- ------------                 --------- ---------------- ------------
Balance at March 31, 1999             1,379,817   $    7,790                    6,176              204       14,170
                                     =========== ============                 ========= ================ ============

See accompanying notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      March 31, 1999 and December 31, 1998

(1) Summary of Significant Accounting Policies

     The accounting and reporting policies of First Financial Bancorp (the Company) and its subsidiaries, Bank of Lodi, N.A., (the Bank) and Western Auxiliary Corporation (WAC) conform with generally accepted accounting principles and prevailing practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expense for the period. Actual results could differ from those estimates applied in the preparation of the consolidated financial statements. The following is a description of new accounting standards adopted during the current period.

     Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise beginning January 1, 1999. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. Adoption of this standard did not have a material impact on the financial statements of the company.

     Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

     The Company adopted Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use beginning January 1, 1999. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. It specifies that computer software meeting certain characteristics be designated as internal-use software and sets forth criteria for expensing, capitalizing, and amortizing certain costs related to the development or acquisition of internal-use software. Adoption of this standard did not have a material impact on the financial statements of the company.

     Reporting on the Costs of Start-Up Activities

     The Company adopted SOP 98-5, Reporting on the Costs of Start-Up Activities beginning January 1, 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Adoption of this standard did not have a material impact on the financial statements of the company.

 (2) Weighted Average Shares Outstanding

     Basic and diluted earnings per share for the three months ended March 31, 1999 and 1998 were computed as follows:

                                                                         Income              Shares        Per-Share
           Three months ended March 31, 1999                           (numerator)       (denominator)       Amount
           -------------------------------------------------------- ------------------ ------------------- ----------
           Basic earnings per share                                     $     273,000           1,350,982    $   .20
           Effect of dilutive securities                                         --                61,449         --
                                                                    ------------------ -------------------
           Diluted earnings per share                                   $     273,000           1,412,432    $   .19
                                                                    ================== ===================

                                                                         Income              Shares        Per-Share




                                       FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                         March 31, 1999 and December 31, 1998 (Cont.)


           Three months ended March 31, 1998                           (numerator)       (denominator)       Amount
           -------------------------------------------------------- ------------------ ------------------- ----------
           Basic earnings per share                                     $     230,000           1,332,842    $   .17
           Effect of dilutive securities                                         --                88,508         --
                                                                    ------------------ -------------------
           Diluted earnings per share                                   $     230,000           1,421,350    $   .16
                                                                    ================== ===================

(3) Allowance for Loan Losses
                                                                       3/31/99           12/31/98
                                                                   -----------          ---------
         Balance at beginning of period                            $ 1,564,000          1,313,000

            Loans charged off                                           (8,000)          (132,000)
            Recoveries                                                  10,000            133,000
            Provisions charged to operations                           100,000            250,000
                                                                   -----------          ---------

         Balance at end of period                                  $ 1,666,000          1,564,000
                                                                   ===========          =========

                                                    6

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

Where any such forward-looking statement includes a statement of the assumptions of bases underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished.

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

Changes in Financial Condition

Consolidated total assets at March 31, 1999 were down approximately $1 million from December 31, 1998, reflecting a similar decrease in deposits. While non-interest bearing deposits grew by $323,000 or 2% during the first quarter, interest bearing deposits decreased $1.5 million or 1%. Such a decrease in deposits is consistent with historical trends which reflect a seasonal decline in deposits during the first quarter that is typically associated with the local agricultural industry.

The loan portfolio decreased by 2%, or $2.1 million, from December 31, 1998 to March 31, 1999. The decrease reflects the sale of approximately $2.6 million in mortgage loans which were held for sale to the secondary market at December 31, 1998. At March 31, 1999, the Bank had $455,000 in mortgage loans held for sale to the secondary market. The portion of the commercial loan portfolio consisting of agriculture lines of credit started to increase towards the end of 1998 and continued throughout the first quarter of 1999. Agriculture lines of credit are cyclical in nature as historically borrowers draw on their lines of credit in the Spring. It is anticipated that the agriculture lines of credit will peak to $12 million in the Spring before payoffs occur in the Fall. At March 31, 1999, agricultural lines of credit were approximately $7.8 million. Real estate and Small Business Administration ("SBA") loans increased 3% and 1%, respectively, from the end of 1998. Commercial (excluding agriculture loans) construction, mortgage and consumer loans decreased 6%, 5%, 13% and 7%, respectively, during the first quarter.

The allowance for loan losses (the "allowance") is established through a provision for possible loan losses charged to expense. The allowance at March 31, 1999 was in excess of the December 31, 1998 allowance by $102 thousand, or 0.77%, as a result of a provision for $100 thousand and net recoveries of $2 thousand. Nonperforming loans decreased by $132 thousand, to $305 thousand from December 31, 1998 to March 31, 1999, and the allowance for loan losses to nonperforming loan coverage ratio increased to 5.46 times from 3.56 times. Total portfolio delinquency at March 31, 1999 was 1.46%, compared to 1.40% at December 31, 1998. Management believes that the allowance at March 31, 1999 is adequate to absorb known and reasonably estimated loan losses. However, there can be no assurances that future economic events may negatively impact the Bank's borrowers, thereby causing loan losses to exceed the current allowance. The following tables depict activity in the allowance for loan losses and allocation of reserves for and at the three and twelve months ended March 31, 1999 and December 31, 1998, respectively:

Analysis of the Allowance for Loan
Losses


                                                          3/31/99       12/31/98
                                                        ---------       --------
Balance at beginning of period                          $   1,564      $   1,313
Charge-offs:
   Commercial                                                --             (67)
   Real estate                                               --             (25)
   Consumer                                                   (8)           (40)
                                                        ---------      ---------
   Total charge-offs                                          (8)          (132)
Recoveries:
   Commercial                                                   8            112
   Real estate                                               --             --
   Consumer                                                     2             21
                                                        ---------      ---------
   Total recoveries                                            10            133
                                                        ---------      ---------
Net recoveries                                                  2              1
Provision charged to operations                               100            250
                                                        ---------      ---------
Balance at end of period                                $   1,666      $   1,564
                                                        =========      =========




Allocation of the Allowance for Loan Losses

                             3/31/99        3/31/99      12/31/98      12/31/98
Loan Category                 Amount       % of Loans      Amount     % of Loans
-------------                 ------       ----------      ------     ----------
Commercial                  $    235         62.33%           240        63.16%
Real Estate                      140         37.14%           129        33.95%
Consumer                           2          0.53%            11         2.89%
Unallocated                    1,289            N/A         1,184           N/A
                            --------        -------       -------       -------
                            $  1,666        100.00%         1,564       100.00%
                            ========        =======       =======       =======

Investments

Investment in bonds decreased by $6.5 million, or 24%, from December 31, 1998 to March 31, 1999. The decline represents matured bonds and securities contractually called by issuers. As a result of the Bank's projections for the funding of loans, the matured and called bonds over the first quarter of 1999 were reinvested primarily money market mutual funds in order to avoid market risk over the short-term before funding loans. As a result, the balance in money market mutual funds represents an increase of $7.6 million or 43% from December 31, 1998. At March 31, 1999, the Bank held approximately $4.5 million in callable U.S. Agency securities with an average maturity, months to first call, and average yield of 9 years, 6 months, and 6.99%, respectively.

Equity

Consolidated equity increased by $313 thousand from December 31, 1998 to March 31, 1999. Consolidated equity represented 8.67% and 8.43% of consolidated assets at March 31, 1999 and December 31, 1998, respectively. Stock option exercises during the three months ended March 31, 1999 increased equity by $206 thousand. The increase in equity from earnings of $273 thousand for the three months ended March 31, 1999 exceeded reductions from dividend payments of $68 thousand and a reduction to equity of $98 thousand to reflect the after-tax market value decline of the available-for-sale investment securities portfolio. The decrease in the investment security portfolio's market value reflects the increase in the level market interest rates at March 31, 1999 compared to December 31, 1998.

The total risk-based capital ratio for the Company's wholly owned subsidiary, Bank of Lodi was 11.40% at March 31, 1999 compared to 11.10% at December 31, 1998. The increase in the total risk-based capital ratio is largely a function of the decrease in loan volume. Loans carry a risk weight of 100% compared to an average risk-weight of 20% for the funds used to make loans. For each dollar in new loans, risk-weighted assets increases by eighty cents. The Bank's leverage capital ratio was 7.48% at March 31, 1999 versus 7.35% at December 31, 1998. The capital ratios are in excess of the regulatory minimums for a well-capitalized bank.

Year 2000 Preparedness

Preparedness for the Year 2000 date change with respect to computer systems is recognized as a serious issue throughout the banking industry. Progress reports prepared by management are provided monthly to the Board of Directors at its regularly scheduled meetings and to the audit committee. The potential impact of the Year 2000 compliance issue on the financial services industry could be material, as virtually every aspect of the industry and processing of transactions will be affected. Due to the size of the task facing the financial services industry and the interdependent nature of its transactions, the Company may be adversely affected by this problem, depending on whether it and the entities with which it does business address this issue successfully. The impact of Year 2000 issues on the Company will depend not only on corrective actions that the Company takes, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to, or receive services or data from, the Company, or whose financial condition or operational capability is important to the Company.

The Company's State of Readiness

The Company engages the services of third-party software vendors and service providers for substantially all of its electronic data processing. Thus, the focus of the Company is to monitor the progress of its primary software providers toward Year 2000 compliance and prepare to test future-date sensitive data of the Company in simulated processing.

The Company's Year 2000 compliance program has been divided into phases, all of them common to all sections of the process: (1) inventorying date-sensitive information technology and other business systems; (2) assigning priorities to identified items and assessing the efforts required for Year 2000 compliance of those determined to be material to the Company; (3) upgrading or replacing material items that are determined not to be Year 2000 compliant and testing material items; (4) assessing the status of third party risks; and (5) designing and implementing contingency and business resumption plans.

As part of the on-going supervision of the banking industry, bank regulatory agencies are continuously surveying the Company's progression and results of each one of these phases. Progress reports are provided monthly at regularly scheduled Board meetings.

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

The Bank's lending department made its own initial inquiries regarding commercial borrower's Year 2000 compliance in 1998. As new loans are made (or existing loans renewed), responses to inquiries are documented in the loan file and updated as necessary. This is done in order to properly assess the state of readiness and evaluate any potential impact to commercial borrowers which may affect their ability to repay their loans.

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

The third phase includes the upgrading, replacement and/or retirement of systems, and testing. This stage of the Year 2000 process has been substantially completed for mission critical systems. The Company and the Bank upgraded to version 2.01 of PBS and completed all on-site testing of mission critical systems. Each of the upgrades, to the extent economically feasible, is run through a test environment before it is implemented. It is also tested to see how well it integrates with the Company's overall data processing environment. Validation of testing by a third party is scheduled to be completed in the Spring of 1999.

The fourth phase, assessing third party risks, includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, as well as other material relationship with third parties, including various exchanges, clearing houses, other banks, telecommunication companies and public utilities. This evaluation includes communicating with the third parties about their plans and progress in addressing Year 2000 issues. Detailed evaluations of the most critical third parties have been initiated. These evaluations will be followed with a validation process, which are ongoing and scheduled to be completed in the second quarter of 1999, with follow up reviews scheduled through the remainder of 1999.

Business Resumption and Contingency Plan

The final phase of the Company's Year 2000 compliance program relates to business resumption and contingency plans. The Company maintains contingency plans in the normal course of business designed to be deployed in the event of various potential business interruptions. These plans have been expanded and will be tested, to address Year 2000-specific interruptions such as power and telecommunication infrastructure failures, and will continue to be supplemented if and when the results of systems integration testing identify additional business functions at risk. The Company is defining core business processes that are dependent upon mission-critical systems and reviewing the business impact on those processes from the failure of mission critical systems in order to develop specific business resumption contingency plans. Management anticipates that these tests and reviews will be completed in the Fall of 1999.

Costs

As the Company relies upon third-party software vendors and service providers for substantially all of its electronic data processing, the primary cost of the Year 2000 Project has been and will continue to be the reallocation of internal resources and, therefore, does not represent incremental expense to the Company. Management estimates that the incremental cost of mitigating Year 2000 risk and third-party reviews of results will be $135 thousand ("cash budget"), and the cost of management's time invested in this project will be approximately $30 thousand.

Management warns that the paid expenses associated with this project as a percentage of the total budget or the cash budget should not be construed as a percentage of completion. In addition to the budget, the Bank has allocated approximately $30 thousand within the allowance for potential loan losses stemming from the Year 2000 problem. Borrowers are continuing to be evaluated for Year 2000 compliance and, as a result of such evaluation, additional allocations within the allowance or specific provisions to the allowance may be taken in the future. While an amount of $25 thousand is included in the cash budget for the costs of contingencies for the Year 2000, the Company did not provide this amount in the first quarter.

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

Changes in Results of Operation - Three Months ended March 31, 1999

Summary of Earnings Performance

----------------------------------------- --------------------------------------
                                            For the three months ended March 31:
                                          --------------------------------------
                                                          1999             1998
                                                          ----             ----
Net income (in thousands)                                $ 273              230
----------------------------------------- --------------------- ----------------
Basic net income per share                             $   .20              .17
Diluted net income per share                               .19              .16
Return on average assets                                 0.68%            0.64%
Return on average equity                                 7.90%            7.10%
Dividend payout ratio                                   24.91%           29.41%
----------------------------------------- --------------------- ----------------
"Cash" net income (in thousands) (1)                    $  314              284
Diluted "cash" net income per share                        .22              .20
"Cash" return on average assets                          0.77%             .76%
"Cash" return on average equity                          9.09%            8.80%
----------------------------------------- --------------------- ----------------
Average equity to average assets                         8.55%            8.70%
----------------------------------------- --------------------- ----------------

(1) "Cash" net income represent earnings based upon generally accepted accounting principles plus the after-tax, non-cash effect on earnings of the amortization of intangible assets. Following the 1997 acquisition of three branches from Wells Fargo Bank, the "cash" net income, return on assets, and return on equity are the most comparable to prior year numbers. They are also the more relevant performance measures for shareholders because they measure the Company's ability to support growth and pay dividends.

Net income for the quarter increased 19% compared to the first quarter of 1998. Net interest income increased by 13% as a result of the better pricing on certain interest bearing deposit products. Noninterest income increased by 17%, while noninterest expense increased by 8%. Based upon the net income for the three months ended March 31, 1999, the Company's board of directors declared a cash dividend of $.05 per share payable May 28, 1999 to shareholders of record on May 14, 1999. This is the seventeenth consecutive quarterly dividend paid by the Company.

Net Interest Income

The following table provides a detailed  analysis of the net interest spread and net interest margin for the periods indicated:
            ------------------------------------ ------------------------------- --------------------------------
                                                     For the Quarter Ended            For the Quarter Ended
                                                         March 31, 1999                  March 31, 1998
                                                         (in thousands)                  (in thousands)
            ------------------------------------ ------------------------------- ------------------------------
                                                  Average    Income/             Average     Income/
                                                  Balance   Expenses   Yield(1)  Balance    Expenses   Yield(1)
                                                  -------   --------   -------   -------    --------   --------
            Earning Assets:

            Investment securities (1)            $  48,425        632     5.29%  $  59,825         964     6.53%

            Federal funds sold                       6,796         80     4.77%      7,900          99     5.08%

            Loans (2)                               92,137      2,246     9.89%     64,741       1,686    10.56%
                                                 ---------      -----     ----   ---------       -----    -----
                                                 $ 147,358      2,958     8.14%  $ 132,466       2,749     8.42%
                                                 =========      =====     ====   =========       =====    =====

            Liabilities:

            Noninterest bearing deposits         $  18,098         --        --  $  15,692          --        --

            Savings, money market, & NOW
            deposits                                80,748        330     1.66%     74,437         429     2.34%

            Time deposits                           50,071        608     4.92%     44,819         535     4.84%
                                                 ---------      -----     ----   ---------       -----    -----
            Total Liabilities                    $ 148,917        938     2.55%  $ 134,948         964     2.90%
                                                 =========      =====     ====   =========       =====    =====

            Net Interest Spread                                           5.59%                            5.52%
                                                                          ====                            =====
            ------------------------------------ ---------- ---------- --------- ---------- ----------- ---------
                                                 Earning     Income              Earning      Income
                                                  Assets    (Expense)   Yield     Assets    (Expense)    Yield
                                                  ------    ---------   -----     ------    ---------    -----
            Yield on average  earning assets      $147,358      2,958     8.14%   $132,466       2,749     8.42%

            Cost of funding average earning
            assets                                $147,358      (938)   (2.58%)   $132,466       (965)   (2.95%)
                                                                -----    -----                   -----    -----

            Net Interest Margin                   $147,358      2,020     5.56%   $132,466       1,784     5.47%
                                                                =====     ====                   =====    =====
            ------------------------------------ ---------- ---------- --------- ---------- ----------- ---------

           (1) Yield for period annualized on actual number of days in period and based on a 365-day year.
           (2) Income on tax-exempt securities has not been adjusted to a tax equivalent basis.
           (3) Nonaccrual loans are included in the loan totals for each period; however, only collected interest on such loans is included in interest income.

Net interest income for the first quarter of 1999 increased by $236 thousand, or 13%, over the same quarter of 1998. The net interest margin of 5.56% was a slight increase from the 5.47% for the first quarter of 1998. Improvement in the net interest margin over the same period of 1998 was the result of the higher volume of earning assets, a more profitable mix of earning assets, and the continued growth in non-interest bearing deposits to help lower the cost of funding earning assets.

The stronger mix of earning assets is a direct result of the Company's continued efforts to more profitably employ funds through the generation of quality loans. Significant progress has been made at the three branches acquired in February of 1997 and the Elk Grove branch which opened in August of 1998. At the time of the acquisition from

Wells Fargo, there were no loans associated with the three branches while deposits totaled approximately $34 million. At March 31, 1999, after slightly more than two years of operations, gross loans at these branches totaled $13.5 million against deposits of $39.5 million while the Elk Grove branch had gross loans of $627 thousand and total deposits of $526 thousand. In addition, the loan production office in Folsom, California, which opened in January of 1998 had gross loans of $5 million.

Loan yields for the first quarter of 1999 were 67 basis points lower from a year ago, while average loans increased by $27.4 million, or 42%, over the prior year. As a percentage of total earning assets, average loans outstanding were 63% compared to 49% at the end of the first quarter of 1998 and 55% at year-end 1998. The increased mix of loans in earning assets helped to offset the effect of declining market yields in investments. The growth in average loans was the result of persistent business development efforts on the part of the banks officers and employees in both existing and new-branch markets and favorable economic conditions that have stimulated mortgage demand and real estate activity.

Average deposits for the three months ended March 31, 1999 increased by $14 million, or 10%, compared to the prior year quarter. Average noninterest bearing deposits have kept pace with the growth in interest bearing deposits from a year ago and continue to make up 12% of average total deposits. This has helped to keep down the cost of funding earning assets. Average certificates of deposit were 34% of average deposits compared to 33% in the prior year quarter.

Provision for Loan Losses

The Bank provided $100 thousand to the allowance in the first quarter of 1999 which is attributable to general loss reserves that have been established in connection with loan portfolio growth. The allowance for loan losses is discussed above under Changes in Financial Condition.

Noninterest Income

Noninterest income for the first quarter of 1999 increased by $69 thousand, or 17%, over the same period last year. The most significant cause for this increase is the excess in the cash surrender value of insurance contracts over the predetermined profitability index that is recognized as income.

Service charge income decreased by $8 thousand, or 4%, primarily as a result of higher average balances maintained in certain deposit accounts thereby avoiding monthly service charges. Income from the sale and servicing of loans increased by $22 thousand, or 11%, compared to the prior year quarter. The increased income from the sale and servicing of loans is due to a larger portfolio of mortgage loans being serviced and a higher volume of SBA loans sold than in the same quarter of 1998.

Noninterest Expenses

Noninterest expenses increased by $155 thousand, or 8%, compared to the prior year quarter. The increase in noninterest expense is primarily due to the expenses associated with the Folsom loan production office which were only partially incurred in the first quarter of 1998 and the exclusion of the Elk Grove branch which did not open until the third quarter of 1998. Included in other noninterest expense are expenses associated with the Year 2000 preparedness. The Company has a total budget for the Year 2000 preparedness project of $165 thousand, of which $110 thousand is for actual expenses, $25 thousand as a provision for contingencies and the remaining $30 thousand represents the opportunity cost of management's time needed to focus on this issue. Approximately $15 thousand was spent in the first quarter of 1999, the majority of which was for system testing and validation. This brings the total expenses associated with this project at $42 thousand or 38% of the cash budget for actual expenses. Management estimates that the Year 2000 project is 80% completed and it is anticipated that the project will be complete in the third quarter of 1999. While the Company believes that the budget for the Year 2000 preparedness project is adequate to mitigate the risks with the Year 2000 problem, there can be no assurances that the Company will not incur costs exceeding such budget.

Basis of Presentation

First Financial Bancorp is the holding company for Bank of Lodi, N.A. and Western Auxiliary Corporation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the year ended December 31, 1999. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 1998 Annual Report to Shareholders.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While there are several varieties of market risk, the market risk material to the Company and the Bank is interest rate risk. Within the context of interest rate risk, market risk is the risk of loss due to changes in market interest rates that have an adverse effect on net interest income, earnings, capital or the fair value of financial instruments. Exposure to this type of risk is a regular part of a financial institution's operations. The fundamental activities of making loans, purchasing investment securities, and accepting deposits inherently involve exposure to interest rate risk. The Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. As of and for the three months ended March 31, 1999, there were no material changes in the market risk profile of the Company or the Bank as described in the Company's 1998 Form 10-K.

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

                     3(b) Bylaws, as amended, filed as Exhibit 3(b) to the Company's Form 10K for the year ended December 31, 1998 are hereby incorporated by reference.

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

                     11 Statement re computation of earnings per share is incorporated herein by reference to Footnotes 2 to the consolidated financial statements included in this report.

                     21 Subsidiaries of the Company: The Company owns 100 percent of the capital stock of Bank of Lodi, National Association, a national banking association, and 100 percent of the capital stock of Western Auxiliary Corporation.

                     27             Financial    Data    Schedule    (electronic
                                    submission only).

   (b)           Reports on Form 8-K

                  Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FIRST FINANCIAL BANCORP




Date: May 14, 1999                          /s/ Leon J. Zimmerman
      ------------                          ---------------------
                                            Leon J. Zimmerman
                                            President & CEO