Form 10-Q
period 1999-06-30
FIRST FINANCIAL BANCORP /CA/
filed 1999-08-16
CIK 729502

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                                   (Mark One)

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       For the period ended June 30, 1999

                                       OR

  [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.
                For the transition period from ______ to ______

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

                                (209) 367-2000
             (Registrant's telephone number, including area code)

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

                                           [X] Yes  [_] No

     As of August 13, 1999 there were 1,425,517 shares of Common Stock, no par value, outstanding.

================================================================================

                            FIRST FINANCIAL BANCORP

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1999
                               TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
                                     PART I

Item 1.    Financial Statements.........................................................   1

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................................   6

Item 3.    Quantitative and Qualitative Disclosures about Market Risk ..................  17


                                    PART II

Item 1.    Legal Proceedings............................................................  17

Item 2.    Changes in Securities........................................................  17

Item 3.    Defaults Upon Senior Securities..............................................  17

Item 4.    Submission of Matters to a Vote of Security Holders..........................  17

Item 5.    Other Information............................................................  17

Item 6.    Exhibits and Reports on Form 8-K.............................................  17

                   FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)
                         (Dollar Amounts In Thousands)

                                                               June 30,                        December 31,
                                                                 1999                              1998
                                                           ----------------                -------------------
 Assets
-------------------------------------------------------
 Cash and due from banks                                           $  8,241                           $  7,329
 Federal funds sold                                                   2,000                              4,800

 Investment securities:
 Available-for-sale, at fair value                                   38,280                             45,647

 Loans                                                              103,418                             92,642
 Less: allowance for loan losses                                     (1,795)                            (1,564)
                                                                   --------                           --------
 Net loans                                                          101,623                             91,078

 Bank premises and equipment, net                                     7,072                              7,261
 Accrued interest receivable                                          1,467                              1,353
 Other assets                                                         7,314                              6,932
                                                                   --------                           --------
 Total Assets                                                      $165,997                           $164,400
                                                                   ========                           ========

 Liabilities and Stockholders' Equity
-------------------------------------------------------

 Liabilities:
 Deposits:
 Noninterest bearing                                               $ 18,426                           $ 18,535
 Interest bearing                                                   132,537                            131,009
                                                                   --------                           --------
 Total deposits                                                     150,963                            149,544

 Accrued interest payable                                               346                                389
 Other liabilities                                                      571                                610
                                                                   --------                           --------
 Total liabilities                                                  151,880                            150,543

 Stockholders' equity:
 Common stock - no par value; authorized 9,000,000
   shares, issued and outstanding at 1999 and 1998,
   1,424,977 and 1,346,442 shares, respectively                       7,816                              7,584
 Retained earnings                                                    6,277                              5,971
 Accumulated other comprehensive income                                  24                                302
                                                                   --------                           --------
 Total stockholders' equity                                          14,117                             13,857
                                                                   --------                           --------
 Total Liabilities and Stockholders' Equity                        $165,997                           $164,400
                                                                   ========                           ========

                (See notes to consolidated financial statements)

                   FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (Unaudited)
                    (In Thousands, except per share amounts)

                                                     Three Months Ended                     Six Months Ended
                                                          June 30,                              June 30,
                                               ------------------------------        ------------------------------
                                                   1999               1998               1999               1998
                                               -----------        -----------        -----------        -----------
Interest income:
    Loans, including fees                           $2,317             $1,776             $4,563             $3,462
    Investment securities:
       Taxable                                         555                825              1,135              1,725
       Exempt from federal taxes                        52                 53                104                117
    Federal funds sold                                  52                 85                132                184
                                                    ------             ------             ------             ------
       Total interest income                         2,976              2,739              5,934              5,488

Interest expense:
    Deposit accounts                                   911              1,061              1,849              2,026
                                                    ------             ------             ------             ------
        Net interest income                          2,065              1,678              4,085              3,462

Provision for loan losses                              101                 30                201                 60
                                                    ------             ------             ------             ------
        Net interest income after provision
         for loan losses                             1,964              1,648              3,884              3,402

Noninterest income:
    Service charges                                    239                228                447                444
    Premiums and fees from SBA and mortgage
     operations                                        162                150                378                344
    Miscellaneous                                       79                 61                140                 67
                                                    ------             ------             ------             ------
        Total noninterest income                       480                439                965                855

Noninterest expense:
    Salaries and employee benefits                     980                821              1,912              1,724
    Occupancy                                          186                159                385                312
    Equipment                                          151                136                307                271
    Other                                              871                735              1,573              1,378
                                                    ------             ------             ------             ------
        Total noninterest expense                    2,188              1,851              4,177              3,685
                                                    ------             ------             ------             ------

Income before provision for income taxes               256                236                672                572
Provision for income taxes                              78                 55                221                161
                                                    ------             ------             ------             ------
        Net income                                     178                181                451                411
        Unrealized (loss) on available for
         sale securities, net of tax                  (181)               (15)              (278)               (42)
                                                    ------             ------             ------             ------
Total comprehensive (loss) income                   $   (3)            $  166             $  172             $  369
                                                    ======             ======             ======             ======
Earnings per share:
         Basic                                       $0.13              $0.13              $0.32              $0.30
                                                    ======             ======             ======             ======

         Diluted                                     $0.12              $0.12              $0.31              $0.28
                                                    ======             ======             ======             ======

Dividends declared per share                         $0.05              $0.05              $0.10              $0.10
                                                    ======             ======             ======             ======

                (See notes to consolidated financial statements)

                   FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (In Thousands)

                                                                          Six Months Ended June 30
                                                                     ----------------------------------
                                                                          1999                 1998
                                                                     -------------        -------------
Cash flows from operating activities:
   Net income                                                             $    451              $   411
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        (Increase) decrease in loans held for sale                          (1,959)                 722
        Increase in deferred loan income                                        35                   19
        Provision for other real estate owned losses                            --                   16
        Depreciation & amortization                                            541                  528
        Provision for loan losses                                              201                   60
        Provision for deferred taxes                                            --                  (37)
        (Increase) decrease in accrued interest receivable                    (114)                  19
        Decrease in accrued interest payable                                   (43)                 (31)
        Decrease in other liabilities                                          (39)                (423)
        Increase in Cash Surrender Value Life Insurance                        (77)                 (55)
        (Increase) decrease in other assets                                   (245)                  35
                                                                          --------              -------
                Net cash (used in) provided by operating activities         (1,249)               1,264

Cash flows from investing activities:
        Proceeds from maturity of held-to-maturity securities                   --                   10
        Proceeds from maturity of available-for-sale securities              4,279                9,329
        Proceeds from sale of available-for-sale securities                 14,450                   --
        Purchase of available-for-sale securities                          (11,850)              (4,000)
        Increase in loans made to customers                                 (8,822)              (7,038)
        Proceeds from the sale of other real estate                             --                   40
        Purchases of bank premises, equipment and intangible assets           (202)                (187)
        Purchase of Life Insurance Policy                                       --               (4,125)
                                                                          --------              -------
                Net cash used in investing activities                       (2,145)              (5,971)

Cash flows from financing activities:
        Net increase in deposits                                             1,419                4,321
        Proceeds from issuance of common stock                                 232                  104
        Payment of dividends                                                  (138)                (134)
        Payment for fractional stock dividends                                  (7)                  --
                                                                          --------              -------
                Net cash provided by financing activities                    1,506                4,291

Net decrease in cash and cash equivalents                                   (1,888)                (416)
Cash and cash equivalents at beginning of period                            12,129               12,083
                                                                          --------              -------
Cash and cash equivalents at end of period                                $ 10,241              $11,667
                                                                          ========              =======

                (See notes to consolidated financial statements)

                   FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      June 30, 1999 and December 31, 1998

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

    Accounting for Mortgage-Backed Securities Retained after the Securitization
    ---------------------------------------------------------------------------
    of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise
    ----------------------------------------------------------------
    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise beginning January 1, 1999. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. Adoption of this standard did not have a material impact on the financial statements of the Company.

    Accounting for the Costs of Computer Software Developed or Obtained for
    -----------------------------------------------------------------------
    Internal Use
    ------------
    The Company adopted Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use beginning January 1, 1999. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. It specifies that computer software meeting certain characteristics be designated as internal-use software and sets forth criteria for expensing, capitalizing, and amortizing certain costs related to the development or acquisition of internal-use software. Adoption of this standard did not have a material impact on the financial statements of the Company.

    Reporting on the Costs of Start-Up Activities
    ---------------------------------------------
    The Company adopted SOP 98-5, Reporting on the Costs of Start-Up Activities beginning January 1, 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Adoption of this standard did not have a material impact on the financial statements of the Company.

(2) Weighted Average Shares Outstanding

    Per share information is based on weighted average number of shares of common stock outstanding during each three-month and six-month period after giving retroactive effect for the three percent stock dividend declared for shareholders of record June 4, 1999, payable June 18, 1999. Basic earnings per share (EPS) is computed by dividing net income available to shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to shareholders by the weighted average common shares outstanding during the period plus potential common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

                   FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      June 30, 1999 and December 31, 1998

(2) Weighted Average Shares Outstanding (continued)

    The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three and six month periods ending June 30, 1999 and 1998:

                                                                       Income                 Shares          Per-Share
          Three months ended June 30, 1999                          (numerator)            (denominator)       Amount
          ---------------------------------------------------------------------------------------------------------------
          Basic earnings per share                                       $178,000               1,422,776            $.13
          Effect of dilutive securities                                        --                  65,747              --
                                                                         --------               ---------
          Diluted earnings per share                                     $178,000               1,488,523            $.12
                                                                         ========               =========
                                                                       Income                 Shares          Per-Share
          Three months ended June 30, 1998                          (numerator)            (denominator)       Amount
          ---------------------------------------------------------------------------------------------------------------
          Basic earnings per share                                       $181,000               1,379,046            $.13
          Effect of dilutive securities                                        --                  87,291              --
                                                                         --------               ---------
          Diluted earnings per share                                     $181,000               1,466,337            $.12
                                                                         ========               =========
                                                                       Income                 Shares          Per-Share
          Six months ended June 30, 1999                            (numerator)            (denominator)       Amount
          ---------------------------------------------------------------------------------------------------------------
          Basic earnings per share                                       $451,000               1,411,551            $.32
          Effect of dilutive securities                                        --                  63,598              --
                                                                         --------               ---------
          Diluted earnings per share                                     $451,000               1,475,149            $.31
                                                                         ========               =========
                                                                       Income                 Shares          Per-Share
          Six months ended June 30, 1998                            (numerator)            (denominator)       Amount
          ---------------------------------------------------------------------------------------------------------------
          Basic earnings per share                                       $411,000               1,376,374            $.30
          Effect of dilutive securities                                        --                  87,900              --
                                                                         --------               ---------
          Diluted earnings per share                                     $411,000               1,464,274            $.28
                                                                         ========               =========

(3) Allowance for Loan Losses

     The following summarizes changes in the allowance for loan losses for the six month periods ended June 30, 1999 and 1998 and the twelve month period ended December 31, 1998:

                                                                          6/30/99              6/30/98             12/31/98
                                                                       ----------           ----------           ----------
          Balance at beginning of period                               $1,564,000           $1,313,000           $1,313,000
           Loans charged off                                               (8,000)             (58,000)            (132,000)
           Recoveries                                                      38,000               43,000              133,000
           Provisions charged to operations                               201,000               60,000              250,000
                                                                       ----------           ----------           ----------
          Balance at end of period                                     $1,795,000           $1,358,000           $1,564,000
                                                                       ==========           ==========           ==========

                   FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                      June 30, 1999 and December 31, 1998


(4)  Basis of Presentation

     First Financial Bancorp is the holding company for Bank of Lodi, N.A. and Western Auxiliary Corporation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three and six months ended June 30, 1999 are not necessarily indicative of the results which may be expected for the year ended December 31, 1999. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 1998 Annual Report to Shareholders.

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

In addition, the Company has had the ongoing need to assess risks associated with the Year 2000 ("Y2K") century date change. At this time, the Company believes that it is in full compliance with the Federal Financial Institutions Examination Council ("FFIEC") guidelines regarding Y2K. To date, these guidelines have required the Company to test and validate mission critical systems as well as perform a business impact analysis, assess the risk to core business processes and develop a Y2K business resumption contingency plan.

The following discussion addresses information pertaining to the financial condition and results of operations of the Company that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 2 through 6, as well as other information presented throughout this report and previously filed reports.

Changes in Financial Condition

Consolidated total assets at June 30, 1999 were approximately $1.6 million or 1% above the comparable level at December 31, 1998, reflecting a similar 1% increase in deposits. This overall growth in deposits is attributable to the continued efforts of the bank branches to attract new customers. Compared to year-end 1998, noninterest bearing deposits decreased by $109,000 or 1%, while interest bearing deposits increased $1.5 million or 1%. The increase in interest bearing deposits is comprised of $1.2 million (3%) in interest bearing checking accounts, $1.6 million (6%) in regular savings accounts, and $1.8 million (4%) in certificates of deposit. However, balances in money market demand deposits decreased $3.1 million (16%) from year-end 1998. This growth in the above interest bearing deposits is attributable to an increase in new customers. Management believes that the decrease in money market accounts is most likely the result of withdrawals by depositors seeking higher yielding investments.

The gross loan portfolio increased $10.8 million or 12%, from December 31, 1998 to June 30, 1999, in spite of approximately $2.6 million in mortgage loans that were classified as held-for-sale to the secondary market on December 31, 1998 and subsequently sold in the first quarter of 1999. At June 30, 1999, the Bank had $660,000 in mortgage loans held for sale to the secondary market.

The agriculture loan portfolio increased $4.4 million or 34% from year-end 1998. The outstanding balances of agriculture lines of credit started to increase towards the end of 1998 and continued throughout the first half of 1999. Agriculture lines of credit are cyclical in nature as historically the majority of these borrowers draw on their lines of credit in the Spring. At June 30, 1999, the outstanding balances of agricultural lines of credit totaled $7.5 million with $4.9 million available to be disbursed. Real estate increased $5.4 million or 16% and Small Business Administration ("SBA") loans increased $4.2 million or 32% from the end of 1998. The increase in SBA loans is a result of the increased demand for real estate loans under the SBA's 504 program. The commercial (excluding agriculture loans) and consumer loan portfolios remained relatively flat while the construction and mortgage loan portfolios decreased $1.2 million (10%) and $337,000 (14%), respectively, during the first six months of 1999.

Analysis of the Allowance for Loan Losses

The allowance for loan losses (the "allowance") is established through a provision for loan losses charged to expense. The allowance at June 30, 1999 was in excess of the December 31, 1998 allowance by $231 thousand, or 15%, as a result of a provision for $201 thousand and net recoveries of $30 thousand. This compares to a provision of $60 thousand for the first six months of 1998. The increased provision is a result of the general growth of the loan portfolio. At June 30, 1999, nonperforming loans were $462 thousand or 0.45% of gross loans outstanding. This compares to $439 thousand or 0.47% of gross loans outstanding at December 31, 1998. The allowance to nonperforming loan coverage ratio increased to 3.89 times from 3.56 times. Total portfolio delinquency at June 30, 1999 was 1.69%, compared to 1.40% at December 31, 1998. Management believes that the allowance at June 30, 1999 is adequate to absorb loan losses inherent in the portfolio. However, there can be no assurances that future economic events may negatively impact the Bank's borrowers, thereby causing loan losses to exceed the current allowance.

The following tables depict activity in the allowance for loan losses and allocation of reserves for and at the six and twelve months ended June 30, 1999 and December 31, 1998, respectively:

                                                    June 30,                  December 31,
                                                      1999                        1998
                                                   ----------                 ------------
      Balance at beginning of period                   $1,564                     $1,313
      Charge-offs:
        Commercial                                         --                        (67)
        Real estate                                        --                        (25)
        Consumer                                           (8)                       (40)
                                                       ------                     ------
          Total charge-offs                                (8)                      (132)
      Recoveries:
        Commercial                                         34                        112
        Real estate                                        --                         --
        Consumer                                            4                         21
                                                       ------                     ------
          Total recoveries                                 38                        133
                                                       ------                     ------
      Net recoveries                                       30                          1
      Provision charged to operations                     201                        250
                                                       ------                     ------
      Balance at end of period                         $1,795                     $1,564
                                                       ======                     ======

Allocation of the Allowance for Loan Losses
-------------------------------------------

                                     June 30, 1999                             December 31, 1998
                         ------------------------------------        ------------------------------------
Loan Category            Amount (000's)          % of Loans          Amount (000's)          % of Loans
------------------       --------------        --------------        --------------        --------------
Commercial                       $  110                 60.55%               $  240                 63.16%
Real Estate                         184                 37.45%                  129                 33.95%
Consumer                              2                  3.25%                   11                  2.89%
Unallocated                       1,499                   N/A                 1,184                   N/A
                                 ------                ------                ------                ------
                                 $1,795                100.00%               $1,564                100.00%
                                 ======                ======                ======                ======

Investments
-----------

Investments consist of federal funds sold, money market mutual funds and investment securities. Investment securities decreased by $5.2 million, or 19%, from December 31, 1998 to June 30, 1999. The decline represents matured bonds and securities contractually called by issuers. As a result of the Bank's projections for the funding of loans, the matured and called bonds over the first half of 1999 were reinvested primarily in money market mutual funds in order to avoid market risk over the short-term before funding loans. As new loans were funded, investments in money market mutual funds were decreased resulting in a net decrease of $2.2 million or 12% from December 31, 1998. In addition, investments in federal funds sold were also decreased to fund new loans resulting in a decrease of $2.8 million or 58% from December 31, 1998. At June 30, 1999, the Company held approximately $6.5 million in callable U.S. Agency securities with a weighted average final maturity of 7 years and an average yield of 6.62%.

Equity
------

Consolidated equity increased by $259 thousand from December 31, 1998 to June 30, 1999. Consolidated equity represented 8.50% and 8.43% of consolidated assets at June 30, 1999 and December 31, 1998, respectively. In addition to the earnings of $451 thousand, equity capital was increased by $232 thousand from the exercise of stock options over the six months ended June 30, 1999. Year-to-date capital reductions include $138 thousand for dividend payments, $7 thousand for the cash payout for fractional shares as a result of the 3% stock dividend declared in May 1999, and $278 thousand to reflect the decline in the after-tax market value of the available-for-sale investment securities portfolio. The decrease in the investment security portfolio's market value reflects the increase in the level of market interest rates at June 30, 1999 compared to December 31, 1998.

The total risk-based capital ratio for the Company's wholly owned subsidiary, Bank of Lodi was 10.84% at June 30, 1999 compared to 11.10% at December 31, 1998. The decrease in the total risk-based capital ratio is largely a function of the flow of funds from lower risk-weighted investments to higher risk-weighted loans. Loans carry a risk weight of 100% compared to an average risk-weight of 20% for the funds used to make loans. For each dollar in new loans, risk-weighted assets increase by eighty cents. The Bank's leverage capital ratio was 7.65% at June 30, 1999 versus 7.35% at December 31, 1998. The capital ratios are in excess of the regulatory minimums for a well-capitalized bank.

Year 2000 Preparedness

Preparedness for the Year 2000 date change with respect to computer systems is recognized as a serious issue throughout the banking industry. Progress reports prepared by management are provided monthly to the Board of Directors at its regularly scheduled meetings and to the audit committee. The potential impact of the Year 2000 compliance issue on the financial services industry could be material, as virtually every aspect of the industry and processing of transactions will be affected. Due to the size of the task facing the financial services industry and the interdependent nature of its transactions, the Company may be adversely affected by this problem, depending on whether it and the entities with which it does business address this issue successfully. The impact of Year 2000 issues on the Company will depend not only on its own corrective actions, but also on the way in which Year 2000 issues are addressed by governmental agencies, businesses and other third parties that provide services or data to (or receive services or data from) the Company, or whose financial condition or operational capability is important to the Company.

The Company's State of Readiness
--------------------------------

The Company engages the services of third-party software vendors and service providers for substantially all of its electronic data processing. The current focus of the Company is to continue to monitor the progress of its primary software providers toward Year 2000 compliance as well as test and validate software and hardware upgrades, if any, for mission-critical systems.

The Company's Year 2000 compliance program has been divided into phases, all of them common to all sections of the process: (1) inventorying date-sensitive information technology and other business systems; (2) assigning priorities to identified items and assessing the efforts required for Year 2000 compliance of those determined to be material to the Company; (3) upgrading or replacing material items that are determined not to be Year 2000 compliant and testing material items; (4) assessing the status of third party risks; and (5) developing and implementing contingency and business resumption plans.

As part of the on-going supervision of the banking industry, bank regulatory agencies are continuously surveying the Company's progression and results of each of these phases. Monthly progress reports are provided to the Board of Directors at regularly scheduled Board meetings.

In the first phase, the Company conducted a thorough evaluation of current information technology systems, software and embedded technologies, resulting in the identification of 21 Mission-Critical Systems that could be affected by Year 2000 issues. Non-information technology systems such as climate control systems, elevators and vault security equipment, were also surveyed. This phase of the Year 2000 process is complete.

The Bank's lending department made its own initial inquiries regarding commercial borrower's Year 2000 compliance in 1998. As new loans are made (or existing loans renewed), responses to inquiries are documented in the loan file and updated as necessary. This is done in order to properly assess the state of readiness and evaluate any potential impact to commercial borrowers that may affect their ability to repay their loans.

In phase two of the process, results from the inventory were assessed to determine the Year 2000 impact and what actions were required to obtain Year 2000 compliance. For the Company's mission-critical systems, actions needed consist principally of upgrades to application versions that vendors have tested for Year 2000 compliance. The Bank's core information system is The Phoenix Banking System (PBS) from Phoenix International Ltd., which was developed in the early 1990's. The Bank converted to PBS in 1996. PBS was developed with a four-digit year field. Phoenix International Ltd. has completed year 2000 testing on version 2.01 of PBS. No code changes to PBS were necessary to complete those tests. Phase two of the Year 2000 process has been completed.

The third phase includes the upgrading, replacement and/or retirement of systems, and testing. This stage of the Year 2000 process has been substantially completed for mission critical systems. The Company and the Bank upgraded to version 2.01 of PBS and completed all on-site testing of mission critical systems. Each of the upgrades, to the extent economically feasible, is run through a test environment before it is implemented. It is also tested to see how well it integrates with the Company's overall data processing environment. Validation of testing by a third party was completed in April of 1999.

The fourth phase, assessing third party risks, includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, as well as other material relationships with third parties, including various exchanges, clearing houses, other banks, telecommunication companies and public utilities. This evaluation includes communicating with the third parties about their plans and progress in addressing Year 2000 issues. Detailed evaluations of the most critical third parties have been performed and an initial validation process was completed in the second quarter of 1999. Follow-up reviews are scheduled throughout the remainder of 1999.

Business Resumption and Contingency Plan
----------------------------------------

The final phase of the Company's Year 2000 compliance program relates to business resumption and contingency plans. The Company maintains contingency plans in the normal course of business designed to be deployed in the event of various potential business interruptions. These plans have been expanded and will be tested, to address Year 2000-specific interruptions such as power and telecommunication infrastructure failures, and will continue to be supplemented if and when the results of systems integration testing identify additional business functions at risk. The Company has defined core business processes that are dependent upon mission-critical systems and analyzed the business impact on those processes from the failure of mission critical systems in order to develop a more specific business resumption and contingency plan. The Board of Directors approved the Y2K business resumption and contingency plan at its June meeting. Specific training of personnel on the Y2K contingency plans has been scheduled throughout the third quarter of 1999.

Costs
-----

As the Company relies upon third-party software vendors and service providers for substantially all of its electronic data processing, the primary cost of the Year 2000 Project has been and will continue to be the reallocation of internal resources and, therefore, does not represent incremental expense to the Company. Management estimates that the incremental cost of mitigating Year 2000 risk and third-party reviews of results will be $135 thousand ("cash budget"), and the cost of management's time invested in this project will be approximately $30 thousand. To date, Y2K-related costs totaling $83 thousand have been paid. Management warns that the paid costs and expenses associated with this project, as a percentage of the total budget or the cash budget, should not be construed as a percentage of completion.

Risks
-----

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

Changes in Results of Operations

Summary of Earnings Performance
-------------------------------

                                      Three Months Ended June 30,              Six Months Ended June 30,
                                  ----------------------------------       ---------------------------------
                                       1999                  1998               1999                 1998
                                  --------------         -----------       -------------         -----------
Earnings (in thousands)                   $  178              $  181              $  451              $  411
Basic earnings per share                  $ 0.13              $ 0.13              $ 0.32              $ 0.30
Diluted earnings per share                $ 0.12              $ 0.12              $ 0.31              $ 0.28
Return on average assets                    0.43%               0.48%               0.55%               0.55%
Return on average equity                    5.24%               5.50%               6.71%               6.31%
Dividend payout ratio                      38.46%              38.46%              31.25%              32.26%
Average equity to average assets            8.22%               8.73%               8.21%               8.69%

The Company reported net income of $178,000 ($.12 per share, diluted) for the three months ended June 30, 1999, compared to $181,000 ($.12 per share, diluted) for the same period in 1998. Net income for the six months ended June 30, 1999 was $451,000 ($.31 per share, diluted) compared to $411,000 ($.28 per share, diluted). The decrease in net income for the second quarter in 1999 when compared to the same period one year ago is due to an increase of $387 thousand in net interest income, an increase of $71 thousand in the provision for loan losses, an increase of $41 thousand in noninterest income and an increase of $337 thousand in noninterest expense. The increase in net income during the first six months of 1999 when compared to the same period in 1998 is due to an increase of $623 thousand in net interest income, an increase of $141 thousand in the provision for loan losses, an increase of $110 thousand in noninterest income and an increase of $492 thousand in noninterest expense.

Net Interest Income
-------------------

The following tables provides a detailed analysis of the net interest spread and net interest margin for the periods indicated:

                                                           For the Three Months Ended June 30,
                              --------------------------------------------------------------------------------------------
                                                  1999                                             1998
                              -------------------------------------------      -------------------------------------------
  Dollars In Thousands          Average           Income/           Yield        Average          Income/           Yield
                                Balance           Expense            (1)         Balance          Expense            (1)
                              ------------     -------------        -----      -----------     ------------         ------
Earning Assets:
Investment securities
 (1) (2)                          $ 42,944            $  607         5.68%        $ 56,282          $   878           6.26%
Federal funds sold                   4,311                52         4.78%           6,457               85           5.28%
Loans (2) (3)                       97,220             2,317         9.56%          67,851            1,776          10.50%
                                  --------            ------        -----         --------          -------          -----
                                  $144,475            $2,976         8.26%        $127,480          $ 2,739           8.41%
                                  ========            ======        =====         ========          =======          =====
Liabilities:
Noninterest bearing
 deposits                         $ 19,482            $   --           --         $ 16,065          $    --             --
Savings, money market, &
 NOW deposits                       80,190               330         1.65%          75,189              442           2.36%
Time deposits                       50,923               581         4.58%          45,813              619           5.42%
                                  --------            ------        -----         --------          -------          -----
Total Liabilities                 $150,595            $  911         2.43%        $137,067          $ 1,061           3.10%
                                  ========            ======        =====         ========          =======          =====
Net Interest Spread                                                  5.83%                                            5.31%
                                                                    =====                                            =====

                              --------------------------------------------------------------------------------------------
                                Earning           Income                         Earning          Income
                                 Assets          (Expense)          Yield        Assets         (Expense)           Yield
                              ------------     -------------        -----      -----------     ------------         ------
Yield on average earning
 assets                           $144,475            $2,976         8.26%        $127,480          $ 2,739           8.41%
Cost of funding average
 earning assets                   $144,475            $ (911)       (2.53)%       $127,480          $(1,061)         (3.26)%
                                                      ------        -----                           -------          -----
Net Interest Margin               $144,475            $2,065         5.73%        $127,480          $ 1,678           5.15%
                                                      ======        =====                           =======          =====

   (1) Yield for period annualized on actual number of days in period and based on a 365-day year.

   (2) Income on tax-exempt securities has not been adjusted to a tax equivalent basis.

   (3) Nonaccrual loans are included in the loan totals for each period; however, only collected interest on such loans is included in interest income.

                                                            For the Six Months Ended June 30,
                              --------------------------------------------------------------------------------------------
                                                  1999                                             1998
                              --------------------------------------------     -------------------------------------------
  Dollars In Thousands          Average           Income/            Yield       Average          Income/            Yield
                                Balance           Expense             (1)        Balance          Expense             (1)
                              ------------     -------------         -----     -----------     ------------          ------
Earning Assets:
Investment securities
 (1) (2)                          $ 44,043           $ 1,239         5.67%        $ 56,282           $1,842           6.49%
Federal funds sold                   5,544               132         4.79%           6,457              184           5.73%
Loans (2) (3)                       94,706             4,563         9.72%          67,851            3,462          10.33%
                                  --------           -------        -----         --------           ------          -----
                                  $144,293           $ 5,934         8.29%        $130,590           $5,488           8.45%
                                  ========           =======        =====         ========           ======          =====
Liabilities:
Noninterest bearing
 deposits                         $ 18,790           $    --           --         $ 15,880           $   --             --
Savings, money market, &
 NOW deposits                       80,470               660         1.65%          74,820              871           2.35%
Time deposits                       50,500             1,189         4.75%          45,320            1,155           5.13%
                                  --------           -------        -----         --------           ------          -----
Total Liabilities                 $149,760           $ 1,849         2.48%        $137,067           $2,026           2.98%
                                  ========           =======        =====         ========           ======          =====
Net Interest Spread                                                  5.81%                                            5.47%
                                                                    =====                                            =====

                                  -----------------------------------------------------------------------------------------
                                   Earning           Income                        Earning          Income
                                    Assets          (Expense)        Yield         Assets         (Expense)          Yield
                                  --------          --------       -------       --------         ---------         -------
Yield on average earning
 assets                           $144,293           $ 5,934         8.29%        $130,590          $ 5,488           8.45%
Cost of funding average
 earning assets                   $144,293           $(1,849)       (2.58)%       $130,590          $(2,026)         (3.13)%
                                                     -------        -----                            ------          -----
Net Interest Margin               $144,293           $ 4,085         5.71%        $130,590          $ 3,462           5.32%
                                                     =======        =====                            ======          =====

   (1) Yield for period annualized on actual number of days in period and based on a 365-day year.

   (2) Income on tax-exempt securities has not been adjusted to a tax equivalent basis.

   (3) Nonaccrual loans are included in the loan totals for each period; however, only collected interest on such loans is included in interest income.

Interest income for the second quarter of 1999 increased by $237 thousand, or 9%, over the same quarter of 1998. The net interest margin of 5.73% for the second quarter of 1999 increased from 5.15% for the second quarter of 1998. For the first six months of 1999, interest income increased by $446 thousand, or 8%, over the same period one year ago. The net interest margin of 5.71% for the first six months of 1999 increased from 5.32% over the same period one year ago. Improvement in interest income and the net interest margin was the result of the higher volume of earning assets, a more profitable mix of earning assets, and the continued growth in noninterest bearing deposits to help lower the cost of funding earning assets.

The stronger mix of earning assets is a direct result of the Company's continued efforts to more profitably employ funds through the generation of quality loans. Significant progress has been made at the three branches acquired from Wells Fargo in February of 1997 and the Elk Grove branch which opened in August of 1998. No loans were acquired with the acquisition of the three branches and deposits totaled approximately $34 million. At June 30, 1999, gross loans at these three branches totaled $14.3 million against deposits of $41.8 million while the Elk Grove branch had gross loans of $627 thousand and total deposits of $771 thousand. In addition, the loan production office in Folsom, California, which opened in January of 1998 had gross loans of $7.9 million compared to $127 thousand at June 30, 1998. Altouugh loans are competitively priced, credit standards have not been changed. While management believes loan demand will continue to be strong, it will be controlling loan growth through the remainder of 1999 with a targeted loan to deposit ratio of 75%.

Average deposits for the three months ended June 30, 1999 increased by $13.5 million, or 10%, compared to the prior year quarter. The average rate paid on savings, money market and NOW accounts decreased from 2.36% in the second quarter of 1998 to 1.65% for the second quarter of 1999. The average rate paid on certificates of deposits also decreased, from 5.42% for the second quarter of 1998 to 4.58% for the same quarter of 1999.

For the first six months of 1999, average deposits increased $12.7 million or 9% compared to the first six months of 1998. The average rate paid on savings, money market and NOW accounts was 1.65% compared to 2.35% for 1998. The average rate paid on certificates of deposit was 4.75% compared to 5.13% for 1998.

Average noninterest bearing deposits have kept pace with the growth in interest bearing deposits from a year ago and make up 13% of average total deposits both for the second quarter and for the first six months of 1999. This has helped to keep down the cost of funding earning assets. Average certificates of deposit for the second quarter and the first six months of 1999 were 34% of average deposits compared to 33% for the same periods of 1998.

Provision for Loan Losses
-------------------------

The provision for loan losses for the three and six months ended June 30, 1999 was $101,000 and $201,000 compared with $30,000 and $60,000 for the three and six months ended June 30, 1998. The increase is attributable to general loss reserves that have been established in connection with the growth in the loan portfolio. Also see "Allowance for Loan Losses" contained herein.

Noninterest Income
------------------

Non-interest income for the second quarter of 1999 increased by $41 thousand, or 9%, over the same period last year. For the first six months of 1999, noninterest income increased $110 thousand or 13% compared to the first six months of 1998. The most significant cause for this increase is the excess in the cash surrender value of insurance contracts over the predetermined profitability index that is recognized as income.

Service charge income for the second quarter increased by $11 thousand, or 5% compared to the same quarter of 1998. For the first six months of 1999, service charge income increased $3 thousand or 1% compared to the first six months of 1998. Although the number of checking accounts has increased, higher balances are being maintained in checking accounts, thereby avoiding monthly service charges. The Bank plans on implementing certain increases to service charges in August of 1999.

Income from the sale and servicing of loans increased by $12 thousand, or 8%, compared to the prior year second quarter. For the first six months of 1999, loan servicing income increased $34 thousand or 10% compared to the first six months of 1998.

Noninterest Expenses
--------------------

Non-interest expenses increased by $337 thousand, or 18%, compared to the prior year quarter. For the first six months of 1999, noninterest expense increased $492 thousand or 13% compared to the first six months of 1998. The increase in noninterest expense reflects the Elk Grove branch, which did not open until the third quarter of 1998. In addition, there were certain staffing increases, most notably in the technology area of the Bank. Included in other noninterest expense are expenses associated with the Year 2000 preparedness. The Company has a total budget for the Year 2000 preparedness project of $165 thousand, of which $135 thousand is for actual costs and expenses and the remaining $30 thousand represents the opportunity cost of management's time needed to focus on this issue. Approximately $64 thousand was spent in the second quarter of 1999, for system testing and validation and development of the business resumption contingency plan. This brings the total expenses associated with this project at $83 thousand or 62% of the cash budget for actual expenses. Management estimates that the Year 2000 project is 80% completed and it is anticipated that the project will be complete in the third quarter of 1999. While the Company believes that the budget for the Year 2000 preparedness project is adequate to mitigate the risks with the Year 2000 problem, there can be no assurances that the Company will not incur costs exceeding such budget.

Basis of Presentation

First Financial Bancorp is the holding company for Bank of Lodi, N.A. and Western Auxiliary Corporation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three and six months ended June 30, 1999 are not necessarily indicative of the results which may be expected for the year ended December 31, 1999. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 1998 Annual Report to Shareholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While there are several varieties of market risk, the market risk material to the Company and the Bank is interest rate risk. Within the context of interest rate risk, market risk is the risk of loss due to changes in market interest rates that have an adverse effect on net interest income, earnings, capital or the fair value of financial instruments. Exposure to this type of risk is a regular part of a financial institution's operations. The fundamental activities of making loans, purchasing investment securities, and accepting deposits inherently involve exposure to interest rate risk. The Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. As of and for the six months ended June 30, 1999, there were no material changes in the market risk profile of the Company or the Bank as described in the Company's 1998 Form 10-K.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

         Exhibit
            No.    Description
         -------   -----------
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


                                     FIRST FINANCIAL BANCORP



Date: August 13, 1999                /s/ Leon J. Zimmerman
      ---------------                ---------------------
                                     Leon J. Zimmerman
                                     President & CEO