Form 10-Q
period 1999-09-30
FIRST FINANCIAL BANCORP /CA/
filed 1999-11-15
CIK 729502

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                                  (Mark One)

  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)  OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                    For the period ended September 30, 1999

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

                                            [ X ] Yes   [   ] No

     As of November 5, 1999 there were 1,425,517 shares of Common Stock, no par value, outstanding.

================================================================================

                            FIRST FINANCIAL BANCORP

                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                               TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
                                     PART I

Item 1.   Financial Statements.........................................................   1

Item 2.   Management's Discussion  and Analysis of Financial Condition and
          Results of Operations........................................................   7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk ..................  19


                                    PART II

Item 1.   Legal Proceedings............................................................  19

Item 2.   Changes in Securities........................................................  19

Item 3.   Defaults Upon Senior Securities..............................................  19

Item 4.   Submission of Matters to a Vote of Security Holders..........................  19

Item 5.   Other Information............................................................  19

Item 6.   Exhibits and Reports on Form 8-K.............................................  19

                  FIRST FINANCIAL BANCORP AND SUBISIDIARIES
                         Consolidated Balance Sheets
                                 (Unaudited)
                         (Dollar Amounts In Thousands)

                                                             September 30,         December 31,
                                                                 1999                 1998
                                                           ----------------     ----------------
Assets
-------------------------------------------------------
Cash and due from banks                                    $          6,855     $          7,329
Federal funds sold and securities purchased under
 resale agreements                                                    8,600                4,800


Investment securities:
Available-for-sale, at fair value                                    27,389               45,647

Loans                                                               106,749               92,642
Less: allowance for loan losses                                      (1,989)              (1,564)
                                                           ----------------     ----------------
Net loans                                                           104,760               91,078

Bank premises and equipment, net                                      6,942                7,261
Accrued interest receivable                                           1,398                1,353
Other assets                                                          9,281                6,932
                                                           ----------------     ----------------
Total Assets                                               $        165,225     $        164,400
                                                           ================     ================

Liabilities and Stockholders' Equity
-------------------------------------------------------

Liabilities:
Deposits:
Noninterest bearing                                        $         20,724     $         18,535
Interest bearing                                                    129,308              131,009
                                                           ----------------     ----------------
Total deposits                                                      150,032              149,544

Accrued interest payable                                                300                  389
Other liabilities                                                       568                  610
                                                           ----------------     ----------------
Total liabilities                                                   150,900              150,543

Stockholders' equity:
Common stock - no par value; authorized 9,000,000
shares, issued and outstanding at 1999 and 1998,
1,425,517 and 1,349,292 shares, respectively                          7,820                7,584
Retained earnings                                                     6,541                5,971
Accumulated other comprehensive income                                  (36)                 302
                                                           ----------------     ----------------
Total stockholders' equity                                           14,326               13,857
                                                           ----------------     ----------------
Total Liabilities and Stockholders' Equity                 $        165,225     $        164,400
                                                           ================     ================

               (See notes to consolidated financial statements)

                   FIRST FINANCIAL BANCORP AND SUBSIDIARIES
          Consolidated Statements of Income and Comprehensive Income
                                  (Unaudited)
                   (In Thousands, except per share amounts)

                                                      Three Months Ended                     Nine Months Ended
                                                        September 30,                          September 30,
                                             ----------------------------------     ----------------------------------
                                                   1999                1998               1999                1998
                                             --------------      --------------     --------------      --------------
Interest income:
    Loans, including fees                    $        2,619      $        1,986     $        7,182      $        5,448
    Investment securities:
       Taxable                                          516                 790              1,651               2,515
       Exempt from federal taxes                         50                  64                154                 181
    Federal funds sold and securities
     purchased under resale agreements                   41                  74                173                 258
                                             --------------      --------------     --------------      --------------
            Total interest income                     3,226               2,914              9,160               8,402

Interest expense:
    Deposit accounts                                    904               1,049              2,753               3,075
                                             --------------      --------------     --------------      --------------
        Net interest income                           2,322               1,865              6,407               5,327

Provision for loan losses                               200                  60                401                 120
                                             --------------      --------------     --------------      --------------
        Net interest income after provision
         for loan losses                              2,122               1,805              6,006               5,207

Noninterest income:
    Service charges                                     307                 218                754                 662
    Premiums and fees from SBA and mortgage
     operations                                         141                 208                519                 552
    Miscellaneous                                       115                  64                255                 131
                                             --------------      --------------     --------------      --------------
        Total noninterest income                        563                 490              1,528               1,345

Noninterest expense:
    Salaries and employee benefits                    1,010                 835              2,922               2,559
    Occupancy                                           217                 207                602                 519
    Equipment                                           174                 126                481                 397
    Other                                               873                 741              2,446               2,119
                                             --------------      --------------     --------------      --------------
        Total noninterest expense                     2,274               1,909              6,451               5,594

                                             --------------      --------------     --------------      --------------
Income before provision for income taxes                411                 386              1,083                 958
Provision for income taxes                               76                  86                297                 247
                                             --------------      --------------     --------------      --------------
        Net income                           $          335      $          300     $          786      $          711
        Unrealized (loss) on available for
         sale securities, net of tax                    (60)                103               (338)                 61
                                             --------------      --------------     --------------      --------------
Total comprehensive income (loss)            $          276      $          403     $          448      $          772
                                             ==============      ==============     ==============      ==============

Earnings per share:
         Basic                               $         0.24      $         0.22     $         0.56      $         0.52
                                             ==============      ==============     ==============      ==============

         Diluted                             $         0.22      $         0.20     $         0.53      $         0.48
                                             ==============      ==============     ==============      ==============

Dividends declared per share                 $         0.05      $         0.05     $         0.15      $         0.15
                                             ==============      ==============     ==============      ==============

               (See notes to consolidated financial statements)

                   FIRST FINANCIAL BANCORP AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In Thousands)

                                                                             Nine Months Ended
                                                                   -------------------------------------
                                                                         1999                 1998
                                                                   ---------------      ----------------
Cash flows from operating activities:
     Net income                                                    $           786      $            711
     Adjustments to reconcile net income to net cash (used in)
         provided by operating activities:
           (Increase) decrease in loans held for sale                       (2,125)                  767
           Increase in deferred loan income                                     34                    94
           Provision for other real estate owned losses                          -                    16
           Depreciation & amortization                                         820                   783
           Provision for loan losses                                           401                   120
           Provision for deferred taxes                                          -                    (4)
           (Increase) decrease in accrued interest                             (45)                  196
           receivable
           Decrease in accrued interest payable                                (89)                  (43)
           Decrease in other liabilities                                       (42)                 (368)
           Increase in Cash Surrender Value Life Insurance                    (131)                 (101)
           Increase in other assets                                           (736)                 (284)
                                                                   ---------------      ----------------
             Net cash (used in) provided by operating                       (1,127)                1,887
             activities

Cash flows from investing activities:
           Proceeds from maturity of held-to-maturity securities                 -                    10
           Proceeds from maturity of available-for-sale securities           6,161                15,486
           Proceeds from sale of available-for-sale securities              34,350                     -
           Purchase of available-for-sale securities                       (31,350)               (4,000)
           Increase in loans made to custome                               (11,992)               19,295)
           Proceeds from the sale of other real es                               -                    24
           Purchases of bank premises, equipment and intangible assets        (274)                 (536)
           Purchase of Life Insurance Policy                                (1,450)               (4,125)
                                                                   ---------------      ----------------
             Net cash used in investing activities                          (4,555)              (12,436)

Cash flows from financing activities:
           Net increase in deposits                                            488                 8,957
           Proceeds from issuance of common stock                              243                   101
           Payment of dividends                                               (216)                 (202)
           Payment for fractional stock dividends                               (7)                    -
                                                                   ---------------      ----------------
             Net cash provided by financing activities                         508                 8,866

Net decrease in cash and cash equivalents                                   (5,174)               (1,683)
Cash and cash equivalents at beginning of period                            12,129                12,083
                                                                   ---------------      ----------------
Cash and cash equivalents at end of period                         $         6,955      $         10,400
                                                                   ===============      ================

               (See notes to consolidated financial statements)

                   FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                          September 30, 1999 and 1998
                                  (Unaudited)

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

(2)  Weighted Average Shares Outstanding

     Per share information is based on weighted average number of shares of common stock outstanding during each three-month and nine-month period after giving retroactive effect for the three percent stock dividend declared for shareholders of record June 4, 1999, payable June 18, 1999. Basic earnings per share (EPS) is computed by dividing net income available to shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to shareholders by the weighted average common shares outstanding during the period plus potential common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

     The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three and nine month periods ending September 30, 1999 and 1998:

                                                                              Income                 Shares          Per-Share
       Three months ended September 30, 1999                               (numerator)            (denominator)       Amount
       -------------------------------------------------------------------------------------------------------------------------
       Basic earnings per share                                                 $335,000               1,425,517           $0.24
       Effect of dilutive securities                                                   -                  67,030               -
                                                                       -----------------      ------------------
       Diluted earnings per share                                               $335,000               1,492,547           $0.22
                                                                       =================      ==================
                                                                              Income                 Shares          Per-Share
       Three months ended September 30, 1998                               (numerator)            (denominator)       Amount
       -------------------------------------------------------------------------------------------------------------------------
       Basic earnings per share                                                 $300,000               1,386,680           $0.22
       Effect of dilutive securities                                                   -                  86,447               -
                                                                       -----------------      ------------------
       Diluted earnings per share                                               $300,000               1,473,127           $0.20
                                                                       =================      ==================

                                                                              Income                 Shares          Per-Share
       Nine months ended September 30, 1999                                (numerator)            (denominator)       Amount
       -------------------------------------------------------------------------------------------------------------------------
       Basic earnings per share                                                 $786,000               1,416,223           $0.56
       Effect of dilutive securities                                                   -                  64,742               -
                                                                       -----------------      ------------------
       Diluted earnings per share                                               $786,000               1,480,965           $0.53
                                                                       =================      ==================

                                                                              Income                 Shares          Per-Share
       Nine months ended September 30, 1998                                (numerator)            (denominator)       Amount
       -------------------------------------------------------------------------------------------------------------------------
       Basic earnings per share                                                 $711,000               1,379,301           $0.52
       Effect of dilutive securities                                                   -                  89,173               -
                                                                       -----------------      ------------------
       Diluted earnings per share                                               $711,000               1,468,474           $0.48
                                                                       =================      ==================


(3)  Allowance for Loan Losses

     The following summarizes changes in the allowance for loan losses for the nine month periods ended September 30, 1999 and 1998 and the twelve month period ended December 31, 1998:

                                                              9/30/99              9/30/98             12/31/98
                                                          ---------------      ---------------      ---------------
       Balance at beginning of period                     $     1,564,000            1,313,000            1,313,000
        Loans charged off                                         (29,000)            (122,000)            (132,000)
        Recoveries                                                 53,000               64,000              133,000
        Provisions charged to operations                          401,000              120,000              250,000
                                                          ---------------      ---------------      ---------------
       Balance at end of period                           $     1,989,000            1,375,000            1,564,000
                                                          ===============      ===============      ===============

(4) Basis of Presentation

     First Financial Bancorp is the holding company for Bank of Lodi, N.A. and Western Auxiliary Corporation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results which may be expected for the year ended December 31, 1999. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 1998 Annual Report to Shareholders.

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

The following discussion addresses information pertaining to the financial condition and results of operations of the Company that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 1 through 6, as well as other information presented throughout this report and previously filed reports.

Changes in Financial Condition

Consolidated total assets at September 30, 1999 increased approximately $825 thousand or 0.5% as compared to December 31, 1998. Gross loans increased $14.1 million or 15.2%, investment securities decreased $18.3 million or 40.0% and federal funds sold and securities purchased under agreements to resell increased $3.8 million or 79.2% at September 30, 1999 as compared to December 31, 1999. Consistent with the increase in total assets, total deposits increased $488 thousand or 0.3% at September 30, 1999 as compared to December 31, 1998.

While a primary goal of management has been to increase the ratio of loans as a percent of total deposits, management has also strived to increase total noninterest DDA thereby lowering the overall cost of funds. Accordingly, the ratio of loans as a percent of total deposit has increased from 61.9% at December 31, 1998 to 71.2% at September 30, 1999, an increase of 14.9%. Furthermore, noninterest bearing deposits increased $2.2 million or 11.8% while interest bearing deposits decreased $1.7 million or 1.3%.

The decrease in interest bearing deposits is comprised of a $281 thousand (0.8%) increase in interest bearing checking accounts, $701 thousand (2.7%) increase in regular savings accounts, $41 thousand (0.1%) increase in certificates of deposit and a $2.7 million (14.0%) decrease in money market accounts. Included in certificates of deposits is a $1 million certificate of deposit obtained under the State of California Time Deposit Program. Excluding the certificate of deposit with the State of California, total deposits decreased $512 thousand or 0.3%. It is the intent of management to increase total deposits with the State of California to approximately $7 million during the next 12 months. The certificates of deposit provide a low cost source of funds and are used to fund loans and investments. The deposits also possess a low acquisition cost and allow the Company to further leverage its capital.

The increase in gross loans consisted of a $6.1 million (46.8%) increase in Small Business Administration ("SBA") loans, a $5.1 million (39.2%) increase in agricultural loans, a $4.8 million (14.3%) increase in real estate loans, a $511 thousand (4.4%) increase in construction loans, a $137 thousand (1.0%) increase in commercial loans and a $357 thousand (13.4%) decrease in other loans. Additionally, approximately $2.6 million in mortgage loans that were classified as held-for-sale to the secondary market at December 31, 1998 were subsequently sold in the first quarter of 1999. At September 30, 1999, the Company had $494 thousand in mortgage loans held-for-sale to the secondary market.

Analysis of the Allowance for Loan Losses

The allowance for loan losses (the "allowance") is established through a provision for loan losses charged to expense. The allowance at September 30, 1999 exceeded the December 31, 1998 allowance by $425 thousand or 27.2%, as a result of a provision of $401 thousand and net recoveries of $24 thousand. This compares to a provision of $120 thousand for the first nine months of 1998. The increased provision is a result of the general growth of the loan portfolio and entry into new market areas, particularly within the counties of Sacramento and El Dorado. At September 30, 1999, nonperforming loans were $1,050 million or 0.98% of gross loans outstanding. This compares to $439 thousand or 0.47% of gross loans outstanding at December 31, 1998. The allowance to nonperforming loan coverage ratio decreased to 1.89 times at September 30, 1999 as compared to
3.56 times at December 31, 1998. Total portfolio delinquency at September 30, 1999 was 3.68% of gross loans, compared to 1.40% at December 31, 1998. Management believes the allowance at September 30, 1999 is adequate to absorb loan losses inherent in the portfolio. However, there can be no assurances that future economic events may negatively impact the Bank's borrowers, thereby causing loan losses to exceed the current allowance.

The following tables depict activity in the allowance for loan losses and allocation of reserves for and at the nine and twelve months ended September 30, 1999 and December 31, 1998, respectively:


                                               September 30,              December 31,
                                                   1999                       1998
                                             ----------------           ----------------
Balance at beginning of period                    $     1,564                $     1,313
 Charge-offs:
  Commercial                                              (16)                       (67)
  Real estate                                               -                        (25)
  Consumer                                                (13)                       (40)
                                             ----------------           ----------------
 Total charge-offs                                        (29)                      (132)
 Recoveries:
  Commercial                                               47                        112
  Real estate                                               -                          -
  Consumer                                                  6                         21
                                             ----------------           ----------------
 Total recoveries                                          53                        133
                                             ----------------           ----------------
Net recoveries                                             24                          1
Provision charged to operations                           401                        250
                                             ----------------           ----------------
Balance at end of period                          $     1,989                $     1,564
                                             ================           ================

Allocation of the Allowance for Loan Losses
-------------------------------------------

                       --------------------------------------      --------------------------------------
                                 September 30, 1999                           December 31, 1998
                       --------------------------------------      --------------------------------------
Loan Category            Amount (000's)          % of Loans          Amount (000's)          % of Loans
------------------     ----------------      ----------------      ----------------      ----------------
Commercial                       $  318                  47.7%               $  240                  42.8%
Real Estate                         181                  49.2%                  129                  53.5%
Consumer                              0                   3.1%                   11                   3.7%
Unallocated                       1,490                   N/A                 1,184                   N/A
                       ----------------      ----------------      ----------------      ----------------
                                 $1,989                 100.0%               $1,564                 100.0%
                       ================      ================      ================      ================


Investments
-----------

Investments consist of federal funds sold and securities purchased under agreements to resell, money market mutual funds and investment securities. Federal funds sold and securities purchased under agreements to resell increased $3.8 million or 79.2% and investment securities decreased by $18.3 million or 40% resulting in a net decrease in investments totaling $14.4 million or 28.7% from December 31, 1998 to September 30, 1999. The decline in investments is primarily a result of a $14.1 million increase in loans. As a result of the Bank's projections for the funding of loans, the matured and called bonds over the first half of 1999 were reinvested primarily in money market mutual funds in order to avoid market risk over the short-term before funding loans. During the third quarter of 1999, the money market mutual funds were reinvested into securities purchased under agreements to resell which possess a higher yield.
At September

30, 1999, the Company held approximately $6.5 million in callable U.S. Agency securities with a weighted average final maturity of 6.65 years and an average yield of 6.62%.

Equity
------

Consolidated equity increased by $468 thousand or 3.4% from December 31, 1998 to September 30, 1999. Consolidated equity represented 8.67% and 8.43% of consolidated assets at September 30, 1999 and December 31, 1998, respectively. In addition to the earnings of $786 thousand, equity capital was increased by $243 thousand from the exercise of stock options over the nine months ended September 30, 1999. Year-to-date capital reductions include $216 thousand for dividend payments, $7 thousand for the cash payout for fractional shares as a result of the 3% stock dividend declared in May 1999, and $338 thousand to reflect the decline in the after-tax market value of the available-for-sale investment securities portfolio. The decrease in the investment security portfolio's market value reflects the increase in the level of market interest rates at September 30, 1999 compared to December 31, 1998.

The total risk-based capital ratio for the Company's wholly owned subsidiary, Bank of Lodi ("the Bank") was 10.32% at September 30, 1999 compared to 11.10% at December 31, 1998. The decrease in the total risk-based capital ratio is largely a function of the flow of funds from lower risk-weighted investments to higher risk-weighted loans. Loans carry a risk weight of 100% compared to an average risk-weight of 20% for the funds used to make loans. For each dollar in new loans, risk-weighted assets increase by eighty cents. The Bank's leverage capital ratio was 7.80% at September 30, 1999 versus 7.35% at December 31, 1998. The capital ratios are in excess of the regulatory minimums for a well-capitalized bank.


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

The fourth phase, assessing third party risks, includes the process of identifying and prioritizing critical suppliers and customers at the direct interface level, as well as other material relationships with third parties, including various exchanges, clearing houses, other banks, telecommunication companies and public utilities. This evaluation includes communicating with the third parties about their plans and progress in addressing Year 2000 issues. Detailed evaluations of the most critical third parties have been performed and an initial validation process was completed in the second quarter of 1999. Follow-up reviews were substantially complete at September 30, 1999.

Business Resumption and Contingency Plan
----------------------------------------

The final phase of the Company's Year 2000 compliance program relates to business resumption and contingency plans. The Company maintains contingency plans in the normal course of business designed to be deployed in the event of various potential business interruptions. These plans have been expanded and will be tested, to address Year 2000-specific interruptions such as power and telecommunication infrastructure failures, and will continue to be supplemented if and when the results of systems integration testing identify additional business functions at risk. The Company has defined core business processes that are dependent upon mission-critical systems and analyzed the business impact on those processes from the failure of mission critical systems in order to develop a more specific business resumption and contingency plan. The Board of Directors approved the Y2K business resumption and contingency plan at its September 1999 meeting. Specific training of personnel on the Y2K contingency plans occurred throughout the third quarter of 1999 and will continue during the fourth quarter of 1999.

Costs
-----

As the Company relies upon third-party software vendors and service providers for substantially all of its electronic data processing, the primary cost of the Year 2000 Project has been and will continue to be the reallocation of internal resources and, therefore, does not represent incremental expense to the Company. Management estimates that the incremental cost of mitigating Year 2000 risk and third-party reviews of results will be $135 thousand ("cash budget"), and the cost of management's time invested in this project will be approximately $30 thousand. To date, Y2K-related costs totaling $120 thousand have been incurred. Management warns that the paid costs and expenses associated with this project, as a percentage of the total budget or the cash budget, should not be construed as a percentage of completion.

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

Changes in Results of Operations

Summary of Earnings Performance
-------------------------------

                                ------------------------------------     -----------------------------------
                                   Three Months Ended September 30,         Nine Months Ended September 30,
                                ------------------------------------     -----------------------------------
                                       1999                  1998               1999                 1998
                                ----------------       -------------     ---------------       -------------
Earnings (in thousands)                   $  335                 300              $  786                 711
Basic earnings per share                  $ 0.24                0.22              $ 0.56                0.52
Diluted earnings per share                $ 0.22                0.20              $ 0.53                0.48
Return on average assets                    0.80%               0.78%               0.63%               0.62%
Return on average equity                    9.52%               9.00%               7.58%               7.18%
Dividend payout ratio                      20.83%              23.81%              26.79%              30.00%
Average equity to average assets            8.37%               8.67%               8.32%               8.63%

The Company reported net income of $335,000 ($0.22 per share, diluted) for the three months ended September 30, 1999, compared to $300,000 ($0.20 per share, diluted) for the same period in 1998. Net income for the nine months ended September 30, 1999 was $786,000 ($0.53 per share, diluted) compared to $711,000 ($0.48 per share, diluted) for the same period in 1998. The increase in net income for the third quarter in 1999 when compared to the same period one year ago is due to an increase of $457 thousand in net interest income (24.5%), an increase of $140 thousand in the provision for loan losses (233.3%), an increase of $73 thousand in noninterest income (14.9%) and an increase of $365 thousand in noninterest expense (19.1%). The increase in net income during the first nine months of 1999 when compared to the same period in 1998 is due to an increase of $1.1 million in net interest income (20.3%), an increase of $281 thousand in the provision for loan losses (234.2%), an increase of $183 thousand in noninterest income (13.6%) and an increase of $857 thousand in noninterest expense (15.3%).

Net Interest Income
-------------------

The following tables provides a detailed analysis of the net interest spread and net interest margin for the periods indicated:

                            ----------------------------------------------------------------------------------------------
                                                      For the Three Months Ended September 30,
                            ----------------------------------------------------------------------------------------------
                                                  1999                                             1998
                            ---------------------------------------------    ---------------------------------------------
  Dollars In Thousands          Average           Income/        Yield           Average          Income/         Yield
                                Balance           Expense         (1)            Balance          Expense          (1)
                            --------------    --------------  -----------    --------------   --------------   -----------
Earning Assets:
Investment securities
 (1) (2)                    $       38,156    $          566         5.87%   $       53,551   $          854          6.33%
Federal funds sold and
 securities purchased
 under agreements to
 resell                              3,353                41         4.97%            5,455               74          5.38%
Loans (2) (3)                      104,627             2,619         9.93%           76,264            1,986         10.33%
                            --------------    --------------  -----------    --------------   --------------   -----------
                            $      146,136    $        3,226         8.76%   $      135,270   $        2,914          8.55%
                            ==============    ==============  ===========    ==============   ==============   ===========
Liabilities:
Noninterest bearing
 deposits                   $       20,171    $           --           --    $      17,524    $          --             --
Interest bearing
 transaction accounts               82,531               343         1.65%          76,413              431           2.24%
Time deposits                       50,096               561         4.44%          47,954              618           5.11%
                            --------------    --------------  -----------    --------------   --------------   -----------
Total Liabilities           $      152,798    $          904         2.35%   $     141,891    $       1,049           2.93%
                            ==============    ==============  ===========    ==============   ==============   ===========
Net Interest Spread                                                  6.41%                                            5.61%
                                                              ===========                                        =========

                            ----------------------------------------------------------------------------------------------
                                Earning           Income                         Earning          Income
                                 Assets          (Expense)        Yield          Assets         (Expense)         Yield
                            --------------    --------------  -----------    --------------   --------------   -----------
Yield on average earning
 assets                     $      146,136    $        3,226         8.76%   $      135,270   $        2,914          8.55%
Cost of funding average
 earning assets             $      146,136             ( 904)       (2.46)%  $      135,270           (1,049)        (3.08)%
                                              --------------  -----------                     --------------   ------------
Net Interest Margin         $      146,136    $        2,322         6.30%   $      135,270   $        1,865          5.47%
                                              ==============  ===========                     ==============   ============

     (1) Yield for period annualized on actual number of days in period and based on a 365-day year.
     (2) Income on tax-exempt securities has not been adjusted to a tax equivalent basis.
     (3) Nonaccrual loans are included in the loan totals for each period; however, only collected interest on such loans is included in interest income.

                            ----------------------------------------------------------------------------------------------
                                                         For the Nine Months Ended September 30,
                            ----------------------------------------------------------------------------------------------
                                                  1999                                             1998
                            ---------------------------------------------    ---------------------------------------------
  Dollars In Thousands          Average           Income/        Yield           Average          Income/        Yield
                                Balance           Expense         (1)            Balance          Expense         (1)
                            --------------   --------------  ------------    --------------  --------------  -------------
Earning Assets:
Investment securities
 (1) (2)                    $       40,580   $        1,805          5.95%   $       56,669  $        2,696           6.36%

Federal funds sold and
 securities purchased
 under agreements to
 resell                              4,823              173          4.80%            6,610             258           5.22%

Loans (2) (3)                       98,178            7,182          9.78%           69,618           5,448          10.46%
                            --------------   --------------  ------------    --------------  --------------  -------------
                            $      143,581   $        9,160          8.53%   $      132,897  $        8,402           8.45%
                            ==============   ==============  ============    ==============  ==============  =============
Liabilities:

Noninterest bearing
 deposits                   $       19,250   $           --            --    $       16,427  $           --             --

Interest bearing
 transaction accounts               81,159            1,002          1.65%           75,348           1,303           2.31%

Time deposits                       50,363            1,751          4.65%           46,196           1,772           5.13%
                            --------------   --------------  ------------    --------------  --------------  -------------
Total Liabilities           $      149,760   $        2,753          2.44%   $      137,971  $        3,075           2.98%
                            ==============   ==============  ============    ==============  ==============  =============
Net Interest Spread                                                  6.09%                                            5.47%
                                                             ============                                    =============

                            ----------------------------------------------------------------------------------------------
                                 Earning           Income                         Earning          Income
                                 Assets          (Expense)        Yield          Assets         (Expense)         Yield
                            --------------   --------------  ------------    --------------  --------------  -------------
Yield on average earning
 assets                     $      143,581   $        9,160          8.53%   $      132,897  $        8,402           8.45%

Cost of funding average
 earning assets             $      143,581   $       (2,753)        (2.56)%  $      132,897  $       (3,075)         (3.09)%
                                             --------------  ------------                    --------------  -------------
Net Interest Margin         $      143,581   $        6,407          5.97%   $      132,897  $        5,327           5.36%
                                             ==============  ============                    ==============  =============


     (1) Yield for period annualized on actual number of days in period and based on a 365-day year.
     (2) Income on tax-exempt securities has not been adjusted to a tax equivalent basis.
     (3) Nonaccrual loans are included in the loan totals for each period; however, only collected interest on such loans is included in interest income.

Interest income for the third quarter of 1999 increased $311 thousand or 10.7% over the same quarter of 1998. The net interest margin of 6.30% for the third quarter of 1999 increased from 5.47% for the third quarter of 1998. For the first nine months of 1999, interest income increased $758 thousand or 9.0% over the same period one year ago. The net interest margin of 5.97% for the first nine months of 1999 increased from 5.36% over the same period one year ago. Improvement in interest income and the net interest margin was the result of the higher volume of earning assets, a more profitable mix of earning assets, an increase in the prime lending rate and the continued growth in noninterest bearing deposits to help lower the cost of funding earning assets.

The stronger mix of earning assets is a direct result of the Company's continued efforts to more profitably employ funds through the generation of quality loans. Significant progress has been made at the three branches acquired from Wells Fargo February, 1997, the Folsom Branch which opened January, 1998 and the Elk Grove branch which opened August, 1998. No loans were acquired with the acquisition of the three Wells Fargo branches and deposits totaled approximately $34 million. At September 30, 1999, gross loans at these three branches totaled $14.8 million against deposits of $41.1 million while the Folsom and Elk Grove branches had gross loans of $9.4 million and total deposits of $1.6 million.
The Folsom Branch originally opened as a loan production center and was approved as a full service branch during the third quarter of 1999. Although loans are competitively priced, credit standards have not been changed. While management believes loan demand will continue to be strong, it will be controlling loan growth through the remainder of 1999 with a targeted loan to deposit ratio of 75%.

Average deposits for the three months ended September 30, 1999 increased by $10.9 million or 7.7%, compared to the prior year quarter. The average rate paid on interest bearing transaction accounts decreased from 2.24% in the third quarter of 1998 to 1.65% for the third quarter of 1999. The average rate paid on certificates of deposits also decreased, from 5.11% for the third quarter of 1998 to 4.44% for the same quarter of 1999.

For the first nine months of 1999, average deposits increased $12.8 million or 9.3% compared to the first nine months of 1998. The average rate paid on savings, money market and NOW accounts was 1.65% compared to 2.31% for 1998. The average rate paid on certificates of deposit was 4.65% compared to 5.13% for 1998.

Average noninterest bearing deposits have kept pace with the growth in interest bearing deposits from a year ago and make up 13% of average total deposits both for the third quarter and for the first nine months of 1999. This has helped to keep down the cost of funding earning assets. Average certificates of deposit for the third quarter and the first nine months of 1999 were 34% of average deposits compared to 33% for the same periods of 1998.

Provision for Loan Losses
-------------------------

The provision for loan losses for the three and nine months ended September 30, 1999 was $200,000 and $401,000 compared with $60,000 and $120,000 for the three and nine months ended September 30, 1998. The increase is attributable to general loss reserves that have been established in connection with the growth in the loan portfolio. Also see "Allowance for Loan Losses" contained herein.

Noninterest Income
------------------

Non-interest income for the third quarter of 1999 increased by $73 thousand or 14.9% over the same period last year. For the first nine months of 1999, noninterest income increased $183 thousand or 13.6% compared to the first nine months of 1998. The most significant cause for this increase is the increase in service charges.

Service charge income for the third quarter increased by $90 thousand or 41.3% compared to the same quarter of 1998. For the first nine months of 1999, service charge income increased $92 thousand or 13.9% compared to the first nine months of 1998. Although the number of checking accounts has increased, higher balances are being maintained in checking accounts, thereby avoiding monthly service charges. In addition the Company implemented certain increases to service charges in August, 1999.

Income from the sale and servicing of loans decreased by $67 thousand, or 32.4%, compared to the prior year third quarter. For the first nine months of 1999, loan servicing income decreased $33 thousand or 6% compared to the first nine months of 1998. The decreases in income resulted from declines in new production which is attributable to changes in overall interest rates from one year ago in addition to increased market competition.

Noninterest Expenses
--------------------

Non-interest expenses increased by $365 thousand or 19.1% compared to the prior year quarter. For the first nine months of 1999, noninterest expense increased $857 thousand or 15.3% compared to the first nine months of 1998. The increase in noninterest expense reflects the Elk Grove branch, which did not open until the third quarter of 1998. In addition, there were certain staffing increases, most notably in the technology area of the Bank. Included in other noninterest expense are expenses associated with the Year 2000 preparedness. The Company has a total budget for the Year 2000 preparedness project of $165 thousand, of which $135 thousand is for actual costs and expenses and the remaining $30 thousand represents the opportunity cost of management's time needed to focus on this issue. Approximately $65.5 thousand was spent during the third quarter of 1999, for system testing and validation and development of the business resumption contingency plan. This brings the total expenses associated with this project at $148.5 thousand or 90% of the cash budget for actual expenses. Management estimates the Year 2000 project is 90% complete at September 30, 1999. While the Company believes the budget for the Year 2000 preparedness project is adequate to mitigate the risks with the Year 2000 problem, there can be no assurances that the Company will not incur costs exceeding such budget.

Basis of Presentation

First Financial Bancorp is the holding company for Bank of Lodi, N.A. and Western Auxiliary Corporation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results which may be expected for the year ended December 31, 1999. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 1998 Annual Report to Shareholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While there are several varieties of market risk, the market risk material to the Company and the Bank is interest rate risk. Within the context of interest rate risk, market risk is the risk of loss due to changes in market interest rates that have an adverse effect on net interest income, earnings, capital or the fair value of financial instruments. Exposure to this type of risk is a regular part of a financial institution's operations. The fundamental activities of making loans, purchasing investment securities, and accepting deposits inherently involve exposure to interest rate risk. The Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. As of and for the nine months ended September 30, 1999, there were no material changes in the market risk profile of the Company or the Bank as described in the Company's 1998 Form 10-K.

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


                                             FIRST FINANCIAL BANCORP



Date: November 15, 1999                      /s/ Allen R. Christenson
      -----------------                      ------------------------
                                             Allen R. Christenson
                                             Senior Vice President
                                             Chief Financial Officer