Form 10-K405
period 1999-12-31
FIRST FINANCIAL BANCORP /CA/
filed 2000-03-30
CIK 729502

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of March 20, 2000, there were 1,445,034 shares of Common Stock, no par value, outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $15,083,000 (based on the $10.44 average of bid and ask prices per share on March 21, 2000).

     Documents Incorporated by Reference         Part of Form 10-K into which
     -----------------------------------         ----------------------------
                                                 Incorporated
                                                 ------------


   Proxy Statement for the Annual Meeting of
   Shareholders to be held on April 25, 2000.     Part III, Items 10, 11, 12, 13


================================================================================

                            FIRST FINANCIAL BANCORP
                                1999 FORM 10-K
                               TABLE OF CONTENTS

PART 1
----
ITEM 1.  BUSINESS.........................................................   3
         General..........................................................   3
         The Bank.........................................................   3
         Bank Services....................................................   3
         Sources of Business..............................................   4
         Competition......................................................   4
         Employees........................................................   4
         Supervision and Regulation.......................................   5
              The Company.................................................   5
              The Bank....................................................   6
              Officers....................................................   6
              Recent Legislation and Regulations Affecting Banking........   7
ITEM 2.  PROPERTIES.......................................................   9
ITEM 3.  LEGAL PROCEEDINGS................................................  11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  11

Part II
-------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS............................................  11
ITEM 6.  SELECTED FINANCIAL DATA..........................................  11
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS......................................  12
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  29
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE............................  29

PART III
--------
ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  29
ITEM 11  EXECUTIVE COMPENSATION...........................................  29
ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  29
ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  29

PART IV
-------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..  30

Signatures................................................................  57
Index to Exhibits.........................................................  58

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

The Bank:
--------

The Bank was organized on May 13, 1982 as a national banking association. The application to organize the Bank was accepted for filing by the Comptroller of the Currency (the "OCC") on September 8, 1981, and preliminary approval to organize was granted on March 27, 1982. On July 18, 1983 the Bank received from the OCC a Certificate of Authority to Commence the Business of Banking. Subsequently, the Bank opened branch offices in Woodbridge and Lockeford, California. Effective February 22, 1997, the Bank acquired the Galt, Plymouth and San Andreas offices of Wells Fargo Bank. A loan production office in Folsom, California was opened in January, 1998, and was approved to operate as a full-service branch in July, 1999. In addition, a full-service branch was opened in Elk Grove, California in August, 1998.

The Bank's headquarters is located at 701 South Ham Lane, Lodi, California. Branch offices are located in Woodbridge, Lockeford, Galt, Plymouth, San Andreas, Elk Grove and Folsom, California. The Bank's primary service area, from which the Bank attracts 75% of its business, is the city of Lodi and the surrounding area. This area is estimated to have a population approaching 70,000 persons, with a median annual family income of approximately $30,000. The area includes residential developments, neighborhood shopping centers, business and professional offices and manufacturing and agricultural concerns.

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

The Bank engages in a full complement of lending activities, including commercial, Small Business Administration (SBA), residential mortgage, consumer/installment, and short-term real estate loans, with particular emphasis on short and medium-term obligations. Commercial lending activities are directed principally toward businesses whose demand for funds falls within the Bank's lending limit, such as small to medium-sized professional firms, retail and wholesale outlets and manufacturing and agricultural concerns. Consumer lending is oriented primarily to the needs of the Bank's customers, with an emphasis on automobile financing and leasing. Consumer loans also include loans for boats, home improvements, debt consolidation, and other personal needs. Real estate loans include short-term "swing" loans and construction loans. Residential mortgages are generally sold into the secondary market for these loans. SBA loans are made available to small to medium-sized businesses. The Bank generates noninterest income through premiums received on the sale of guaranteed portions of SBA loans and the resulting on-going servicing income on its SBA portfolio.

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

Employees:
---------

As of December 31, 1999, the Company employed 101 full-time equivalent employees, including four executive officers. Management believes that the Company's relationship with its employees is good.

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

The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. The Bank is a legal entity separate and distinct from the Company, and is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. See
Note 14(c) to the financial statements for further information regarding the payment of cash dividends by the Company and the Bank.

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

Officers:
--------

Leon Zimmerman, age 57, is President and Chief Executive Officer of the Bank and of the Company; Robert H. Daneke, age 46, is Executive Vice President and Chief Credit Officer of the Bank and of the Company; Allen R. Christenson, age 42, is Senior Vice-President, Chief Financial Officer and Secretary of the Bank and of the Company and; Lance Gallagher, age 55, is Senior Vice President and Operations Administrator of the Bank and the Company.

Mr. Zimmerman joined the Company in April, 1990. He was promoted from Executive Vice President and Chief Credit Officer of Bank of Lodi to President and CEO in August of 1994. Mr. Zimmerman became President and CEO of the Company effective August 1995. He lives in Lodi with his wife and has resided and worked in the San Joaquin-Sacramento Valley since 1960, serving in various banking capacities since 1962. Mr. Zimmerman serves on many community boards and committees, including the Lodi Police Chaplaincy Association, San Joaquin County Education Foundation, Chamber of Commerce - Economic Development Task Force & Agribusiness Committees, LEED - Sacramento Steering Committee and Lodi Grape Festival and Harvest Fair. He is an active member of Rotary, Sutter Club, Independent Order of Odd Fellows and several other community groups.

Mr. Daneke joined the Company in December, 1999 bringing on board 22 years of banking experience. Prior to joining the Company, Mr. Daneke was employed at Clovis Community Bank for the past eight years and was promoted to Senior Vice President/Senior Credit Officer in 1997. In addition, his career has included: seven years with the Correspondent Bank Division of Community Bank in Redwood City and seven years with Bank of America Technology Banking Group. Mr. Daneke holds a B.B.A. Degree in Finance from the University of Iowa. He is also a graduate of Pacific Coast Banking School at the University of Washington and the California Intermediate Banking School at the University of San Diego. He has been President and Chairman of the Board for the Clovis District Chamber of Commerce and has served on the Board of Directors for both the Clovis Kiwanis Club and the Sequoia Council of Boy Scouts of America. Mr. Daneke has recently purchased a home in the Lodi area where he will reside with his wife and two children.

Mr. Christenson joined the Company in August, 1999. Prior to joining the Company, Mr. Christenson was Senior Vice President and Chief Financial Officer of River City Bank, located in Sacramento, California (1994-1999). Prior to joining River City Bank, Mr. Christenson was Senior Vice President and Chief Financial Officer of CapitolBank Sacramento which was acquired by another Bank (1993-1994). Prior to joining CapitolBank Sacramento, Mr. Christenson was in public accounting for over eight years, specializing in financial audits and consulting within the financial services industry. Mr. Christenson is a Certified Public Accountant and has a Bachelors degree from California State University, Sacramento. He resides in South Sacramento with his wife and five children. He is a life-long resident of the greater Sacramento area and continues to serve in various community and civic organizations.

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

As of December 31, 1999, the Bank's total risk-based capital ratio was approximately 10.51 percent and its leverage ratio was approximately 7.82 percent. The Bank does not presently expect that compliance with the risk-based capital guidelines or minimum leverage requirements will have a materially adverse effect on its business in the reasonably foreseeable future. Nor does the Bank expect that its sensitivity to market risk will adversely affect its overall CAMELS rating as compared with its previous CAMEL ratings by bank examiners.

Deposit Insurance Assessments. In 1995, the FDIC, pursuant to Congressional mandate, reduced bank deposit insurance assessment rates to a range from $0 to $.27 per $100 of deposits, dependent upon a bank's risk. The FDIC has continued these reduced assessment rates through 1999. Based upon the above risk-based assessment rate schedule, the Bank's current capital ratios, the Bank's current level of deposits, and assuming no further change in the assessment rate applicable to the Bank during 1999, the Bank estimates that its annual noninterest expense attributed to the regular assessment schedule will not increase during 1999.

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

Financial Services Modernization Legislation. On November 12, 1999 President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Modernization Act"). The Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricts the affiliation of Federal Reserve Member banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Modernization Act also expressly preempts any state law restricting the establishment of financial affiliations, primarily related to insurance. The law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activitities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

In order for the Company to take advantage of the ability provided by the Modernization Act to affiliate with other financial service providers, it must become a "Financial Holding Company." To do so, the Company would file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because its insured depository institution subsidiary (the Bank) is well-capitalized and well-managed. In addition, the Federal Reserve must also determine that an insured depository institution subsidiary has at least a "satisfactory" rating under the Community Reinvestment Act. [The Company currently meets the requirements for Financial Holding Company status.] The Company will continue to monitor its strategic business plan to determine whether, based on market conditions and other factors, the Company wishes to utilize any of its expanded powers provided in the Modernization Act.

Under the Modernization Act, securities firms and insurance companies that elect to become Financial Holding Companies may acquire banks and other financial institutions. The Company does not believe that the Modernization Act will have a material adverse effect on its operations in the near-term.
However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources that the Company and the Bank.

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

In January, 1998, the Bank opened a 1,220 square foot loan production office in Folsom, California. The office was leased for one year with a one year renewal option which has been exercised by the Bank. In July, 1999 the Bank received approval to operate the Folsom office as a full-service branch. In December 1999, the lease was extended for one year to allow the Bank time identify a permanent location within the Folsom community. In August, 1998, the Bank opened a 4,830 square foot full service branch in Elk Grove, California. The office is leased under a three year lease with two successive three-year renewal options.

ITEM 3. LEGAL PROCEEDINGS

     Not Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the common stock of the Company. The Company's common stock is traded in the over-the-counter market and is not presently listed on a national exchange or reported by the NASDAQ Stock Market. Trading of the stock has been limited and has been principally contained within the Company's general service area. As of March 1, 2000, there were 1,033 shareholders of record of the Company's common stock. Set forth below is the range of high and low bid prices for the common stock during 1999 and 1998.

                                          1999             1998
     Bid Price of Common Shares       High    Low      High    Low

     First Quarter                  $12.25  11.00     13.25  13.00
     Second Quarter                  12.50  11.00     14.50  13.63
     Third Quarter                   12.50  10.63     14.63  13.25
     Fourth Quarter                  11.00   9.12     13.38  12.00


The foregoing prices are based on trades of which Company is aware and reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.


ITEM 6. SELECTED FINANCIAL DATA

     (in thousands except per share amounts)
     Consolidated Statement of Income        1999      1998       1997      1996      1995
--------------------------------------------------------------------------------------------------
     Interest Income                        $ 12,526   11,508      10,592     8,045    8,089
     Interest Expense                          3,699    4,028       3,785     3,254    3,138
     Net Interest Income                       8,827    7,480       6,807     4,791    4,951
     Provision for Loan Losses                 1,051      250         (60)      310      115
     Noninterest Income                        2,461    1,878       1,423     1,067      940
     Noninterest Expense                       8,803    7,712       6,796     4,654    4,534
     Net Income                             $  1,159    1,052       1,015       640      843

     Per Share Data
--------------------------------------------------------------------------------------------------
     Basic Earnings                         $    .83      .76         .74       .48      .63
     Diluted Earnings                            .80      .72         .71       .47      .62
     Cash Dividends Declared                $    .20      .20         .20       .20      .15
     Consolidated Balance Sheet Data
--------------------------------------------------------------------------------------------------
     Federal Funds Sold                     $    100    4,800       4,900     1,100    3,300
     Investment Securities                    36,096   45,647      61,917    36,913   36,945
     Loans, net of loss reserve and
        deferred fees                        109,594   91,078      62,228    52,672   50,524
     Total Assets                            176,334  164,400     147,850   104,913  103,972
     Total Deposits                          156,161  149,544     133,891    92,207   89,216
     Other Borrowings                          4,300        -           -         -    2,585
     Total Stockholders' Equity             $ 14,521   13,857      12,861    11,889   11,564

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

The following discussion addresses information pertaining to the financial condition and results of operations of the Company that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 33 through 55, as well as other information presented throughout this report.

Summary of Earnings Performance
--------------------------------------------------------------------------------

                                      For the Year Ended December 31:
                                      ------------------------------------------
                                     1999               1998              1997

Earnings (in thousands)           $ 1,159              1,052             1,015
--------------------------------------------------------------------------------

Basic earnings per share          $   .83                .76               .74
Diluted earnings per share        $   .80                .72              .71
Return on average assets             0.69%              0.68%             0.75%
Return on average equity             8.19%              7.90%             8.18%
Dividend payout ratio               24.19%             26.26%            26.86%
--------------------------------------------------------------------------------

Average equity to average assets     8.40%              8.64%             9.12%
--------------------------------------------------------------------------------

Basic earnings per share in 1999 were $.83, compared to $.76 and $.74 in 1998 and 1997, respectively. During 1999, the Company benefited from a 21.1% increase in gross loans which resulted in an increase in net interest income. Net interest income was also impacted by the shift in earning assets combined with a general decline in rates. As a result of the increase in loans, the Company did increase the provision for loan losses. Furthermore, the Company experienced a 31% increase in noninterest income and a 14% increase in noninterest expense during the year. Included in noninterest income is a $287,000 gain resulting from stock received from an insurance company which converted from a mutual to a stock based company during 1999. The Company purchased a policy from the insurance company and the stock was received as part of the demutualization. Earnings of the Company continue to be negatively impacted by the amortization of the premium associated with the acquisition of three branches from Wells Fargo Bank on February 22, 1997. Additionally, the Company incurred $152,000 in one time expenses during 1999 in preparation for the year 2000 date change.

During 1998, loans and deposits increased 45% and 12%, respectively from 1997. In addition the company experienced record levels of mortgage loan origination and sales volumes. Deposits grew in connection with business development efforts in both 1998 and 1997 as well as the acquisition of three branches from Wells Fargo Bank on February 22, 1997. The acquisition increased deposits by $34 million as of the closing date of the transaction.

Branch Expansion and Acquisitions

In August, 1998, the Bank opened a full-service branch in the Elk Grove, California market. The Elk Grove office is approximately 30 miles North of the Bank's corporate headquarters in Lodi, California and it effectively expands the Bank's trade area into South Sacramento County.

In January, 1998, the Bank opened a loan production office in the growing market of Folsom, California. The location was converted to a full-service branch in July, 1999. The Folsom office is approximately 45 miles Northeast of the Bank's corporate headquarter's in Lodi, California and effectively expanded the Bank's trade area into the greater Sacramento area.

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

Net Interest Income

The following table provides a detailed analysis of net interest spread and net interest margin for the years ended December 31, 1999, 1998, and 1997, respectively:

------------------------------------------------------------------------------------------------------------------------------------
                                      For the Year Ended                 For the Year Ended                For the Year Ended
                                       December 31, 1999                  December 31, 1998                December 31, 1997
                                        (Dollar amounts                    (Dollar amounts                  (Dollar amounts
                                         in thousands)                      in thousands)                    in thousands)
                             -------------------------------------------------------------------------------------------------------
                                  Average       Income/             Average       Income/            Average     Income/
                                  Balance      Expenses   Yield     Balance      Expenses    Yield   Balance     Expense     Yield
                                  -------      --------   -----     -------      --------    -----   -------     -------     -----
Earning Assets:
Investment securities (1)          $ 41,050       2,413    5.88%     53,370         3,431     6.43%   53,580       3,519      6.57%
Federal funds sold                    4,150         202    4.86%      6,780           348     5.13%    8,400         461      5.49%
Loans (2)                           101,120       9,911    9.80%     73,720         7,729    10.48%   58,600       6,612     11.28%
                                   --------      ------    ----     -------        ------    -----   -------     -------     -----
                                   $146,320      12,526    8.56%    133,870        11,508     8.60%  120,580      10,592      8.78%
                                   ========      ======    ====     =======        ======    =====   =======     =======     =====
Liabilities:
Noninterest bearing deposits       $ 19,830           -       -      17,080             -        -    13,470          -          -
Savings, money market, & NOW
 deposits                            82,110       1,358    1.65%     76,600         1,652     2.16%   67,520      1,660       2.46%
Time deposits                        50,690       2,330    4.60%     46,800         2,376     5.08%   41,550      2,125       5.11%
Other borrowings                        170          11    6.25%          -             -        -         -          -          -
                                   --------      ------    ----     -------        ------    -----   -------     ------      -----
Total Liabilities                  $152,800       3,699    2.42%    140,480         4,028     2.87%  122,540      3,785       3.09%
                                   ========      ======    ====     =======        ======    =====   =======     ======      =====
Net Spread                                                 6.14%                              5.73%                           5.69%
                                                           ====                              =====                           =====

------------------------------------------------------------------------------------------------------------------------------------
                                    Earning      Income             Earning        Income              Earning       Income
                                     Assets   (Expense)   Yield      Assets    (Expenses)    Yield      Assets    (Expense)  Yield
                                     ------   ---------   -----      ------    ----------    -----      ------    ---------  -----
Yield on average earning
 assets                            $146,320      12,526    8.56%    133,870        11,508     8.60%    120,580       10,592   8.78%
Cost of funds for average
 earning assets                     146,320      (3,699)   2.53%    133,870        (4,028)    3.01%    120,580       (3,785) (3.13%)
                                   --------      ------    ----     -------         -----    -----     -------       ------  -----

Net Interest Margin                $146,320       8,827    6.03%    133,870         7,480     5.59%    120,580        6,807   5.65%
                                   ========      ======    ====     =======         =====    =====     =======       ======  =====
------------------------------------------------------------------------------------------------------------------------------------

(1) Income on tax-exempt securities has not been adjusted to a tax equivalent basis.
(2)  Nonaccrual loans are included in the loan totals for each year.

Net interest income increased by 18% in 1999 after increasing by 10% in 1998. The increase in 1999 was the result of a 9.3% increase in average earning assets combined with an 8.6% increase in average deposits in addition to a decrease in overall deposit costs. The increase in 1998 was also the result of both growth in earning assets and deposits as well as decreased earning asset yields and decreased deposit costs.

Average earning assets increased by 9% in 1999 compared to 1998 and 11% in 1998 compared to 1997. The increase in average earning assets was driven by growth in average deposits during both years. Average deposits increased by 9% in 1999 compared to 1998 and 15% in 1998 compared to 1997.

The mix of earning assets in 1999 changed as a result of year-over-year loan growth of 21% compared to 45% in 1998. Average loans in 1999 increased 37% compared to 1998. The increase absorbed the liquidity created by the growth in deposits during 1999 and offset the impact of falling interest rates in all asset categories. The loan growth also increased the average loan-to-deposit ratio to 66% in 1999 compared to 52% in 1998. Average investments decreased 23% in 1999 as compared to 1998 as a result of the increase in loans. Average investments were nearly unchanged in 1998 compared to 1997.

Net interest margin increased by 44 basis points in 1999 after declining by 6 basis points in 1998. This increase in 1999 was the result of several key items:

     . The impact on average earning asset yields of declining interest rates was overcome by the growth in loans that had higher yields than investments and federal funds sold. While the yields on federal funds and investments declined by 27 and 55 basis points, respectively, earning asset yields decreased by 4 basis points.

     . The general decline in interest rates helped to bring down the cost of average NOW, money market, savings and certificates of deposit by 17, 90, 60, and 48 basis points, respectively.

     . The mix of noninterest bearing deposits increased to 13% of average deposits in 1999 from 12% in 1998.

Net interest margin declined by 6 basis points in 1998 after increasing by 50 basis points in 1997. Excluding the impact of interest from the recovery of loan losses in 1997, net interest margin would have increased by 31 basis points in 1998. This adjusted increase in 1998 was the result of several key items:

     . The impact on average earning asset yields of declining interest rates was overcome by the growth in loans that had higher yields than investments and federal funds sold. While the yields on federal funds and investments declined by 36 and 14 basis points, respectively, earning asset yields decreased by 18 basis points.

     . The general decline in interest rates helped to bring down the cost of average NOW, savings and certificates of deposit by 32, 26, and 3 basis points, respectively.

     . The mix of noninterest bearing deposits increased to 12% of average deposits in 1998 from 11% in 1997.


The following table presents the monetary impact of the aforementioned changes in earning asset and deposit volumes, yields and mix for the two years ended December 31, 1999 and 1998.


                                  1999 compared to 1998          1998 compared to 1997
                                     (in thousands)                  (in thousands)

                               Change due to:                   Change due to:

Interest Income:                Volume   Rate    Mix    Total   Volume  Rate    Mix   Total
                               --------  -----  -----  -------  ------  -----  -----  ------
                             ----------------------------------------------------------------
Investment securities           $ (987)   (43)    12   (1,018)     391   (79)  (400)    (88)
Federal funds sold                (135)   (18)     7     (146)      51   (30)  (134)   (113)
Loans                            2,873   (504)  (187)   2,182      735  (470)   852   1,117
                                ------   ----   ----   ------    -----  ----   ----   -----
Total interest income           $1,751   (565)  (168)   1,018    1,177  (579)   318     916
                                ======   ====   ====   ======    =====  ====   ====   =====
Interest Expense:

Savings, money market, &
 NOW accounts                   $  117   (384)   (27)    (294)     243  (206)   (45)     (8)
Time deposits                      197   (224)   (19)     (46)     311   (15)   (45)    251
Other borrowings                    11      -      -       11        -     -      -       -
                                ------   ----   ----   ------    -----  ----   ----   -----
Total interest expense          $  325   (608)   (46)    (329)     554  (221)   (90)    243
                                ======   ====   ====   ======    =====  ====   ====   =====
Net interest income             $1,426     43   (122)   1,347      623  (358)   408     673
                                ======   ====   ====   ======    =====  ====   ====   =====
---------------------------------------------------------------------------------------------


The volume, rate, and mix variances for net interest income in 1999 compared to 1998 indicate that the 37% increase in average loans was offset by a negative mix variance combined with a decrease in rates. During 1999, average earning assets increased 9%. Average loans, the primary component of earning assets, comprised 69% and 55% of total earning assets during 1999 and 1998, respectively. Average investment securities and federal funds sold decreased 23% and 39%, respectively. While average deposits increased 9% during 1999, the average rate paid on deposit accounts declined 16% resulting in a reduction in total interest expense.

The volume, rate, and mix variances for net interest income in 1998 compared to 1997 indicate that a negative rate variance driven by falling interest rates was offset by a positive mix variance driven by a 26% increase in average loans. That left the net increase in net interest income approximately equal to the positive volume variance from the 11% growth in average earning assets. The net interest income rate variance is significantly impacted by $445 thousand in 1997 resulting from interest income recognized in connection with the recovery of loans which had been previously charged off. Excluding the recovered interest from 1997, the rate variance would have been a positive $87 thousand despite falling earning asset yields. The benefit from declining deposit rates more than offsets declines in interest income that resulted from falling earning asset yields.


Allowance for Loan Losses

The following table reconciles the beginning and ending allowance for loan losses for the previous five years. Reconciling activity is broken down into the three principal items that impact the reserve: (1) reductions from charge-offs; (2) increases from recoveries; and (3) increases or decreases from positive or negative provisions for loan losses.

--------------------------------------------------------------------------------------------------------------
(in thousands)                                        1999          1998         1997         1996        1995
Balance at beginning of period                       $1,564        1,313        1,207          959       1,127

Charge-offs:

  Commercial                                             90           67          249          237         357
  Real estate                                             -           25            -            -          30
  Consumer                                               20           40           41           97          95
                                                     ------        -----        -----        -----       -----
  Total Charge-offs                                     110          132          290          334         482

Recoveries:

  Commercial                                             68          112          434          260         174
  Real estate                                             -            -            -            -           -
  Consumer                                                7           21           22           12          25
                                                     ------        -----        -----        -----       -----
  Total Recoveries                                       75          133          456          272         199
                                                     ------        -----        -----        -----       -----
Net charge-offs                                         (35)          (1)        (166)          62         283
Additions charged to operations                       1,051          250         ( 60)         310         115
                                                     ------        -----        -----        -----       -----
Balance at end of period                             $2,580        1,564        1,313        1,207         959
                                                     ======        =====        =====        =====       =====
Ratio of net charge-offs to average loans
 outstanding                                           (.03%)      (.001%)       (.28%)       0.11%       0.50%
                                                     ======        =====        =====        =====       =====
--------------------------------------------------------------------------------------------------------------

Footnote 1(g) to the consolidated financial statement discusses the factors used in determining the provision for loan losses and the adequacy of the allowance for loan losses.

Charge-off activity declined by 17% in 1999 compared to 1998, and 54% in 1998 compared to 1997, while recoveries declined by 44% and 71%, respectively, during the same period. The decline in charge-offs is consistent with the asset quality statistics discussed below in the Asset Quality section. The Bank has not modified or significantly excepted its underwriting standards despite growing competition within the industry.

The loan loss provision for 1999 totaled $1,051,000 and represents an increase of $801,000 (320%) over 1998. The reason for the increase is attributable primarily to two factors; the primary factor being the continued year-over-year increase in the loan portfolio. Secondly, during the fourth quarter of 1999, the Company became aware of the deteriorating condition in the credit quality of a few specific loans. As a result, the provision for loan losses totaled $650,000 during the fourth quarter of 1999.

The loan loss provision for 1998 increased $310,000 relative to 1997. The increase was attributable to two factors; loan growth in 1998 and recoveries during 1997. With year-over-year increase in the loan portfolio totaling 45%, a larger provision was deemed necessary as a result of the significant growth in lending volume and the losses inherent in that volume. In addition, the 1997 provision was negative as a result of the significant recoveries that effectively amplified the year-to-year change in the provision with respect to both 1998 and 1996. The declining charge-offs and larger recoveries during 1997 increased the loan loss reserve by more than management believed was necessary to provide for loss potential in the loan portfolio. Accordingly, a negative provision resulted from the reversal of a portion of the reserve. The loan loss provision for 1996 exceeded the provision for 1995 by 170%. Although net charge-offs declined from 1995 to 1996, management determined that the loan loss provision of $310 thousand was necessary to provide for the loss potential with respect to a specific group of loan relationships that exhibited increased credit risk at that time.

Noninterest Income

Noninterest income increased by 31% and 32% in 1999 and 1998, respectively. The primary components of noninterest income consist of: service charges, SBA and mortgage income, and other noninterest income. The following table summarizes the significant elements of service charge, SBA, mortgage and Farmer Mac revenue for the three years ending 1999, 1998, and 1997:

-------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                       1999            1998            1997
-------------------------------------------------------------------------------------------------------------------------
Periodic deposit account charges                                                    $  407            352             307
Returned item charges                                                                  463            344             332
Ancillary services charges                                                              98             82              70
Other service charges                                                                  110             68              57
                                                                                  ---------------------------------------
     Total service charge revenue                                                    1,078            846             766
                                                                                  =======================================

Gain on sale of SBA loans                                                              177            191             217
SBA loan servicing revenue                                                             207            226             199
                                                                                  ---------------------------------------
     Total SBA revenue                                                                 384            417             416

Gain on sale of mortgage loans                                                         133            243              77
Mortgage loan servicing revenue                                                        122             92              53
                                                                                  ---------------------------------------
     Total mortgage revenue                                                            255            335             130

Farmer Mac origination, sale and servicing                                              42             32              29
                                                                                  ---------------------------------------

     Total loan origination, sale and servicing revenue                             $  681            784             575
-------------------------------------------------------------------------------------------------------------------------

Service charge revenue increased by 27% in 1999 compared to 1998 and 10% in 1998 compared to 1997. The growth in service charge income for 1999 was driven by deposit growth combined with changes to the fee structure of certain deposit products. While average deposits grew 9% in 1999, noninterest-bearing demand deposits and NOW accounts increased 16% and 11%, respectively. The growth in service charge income for 1998 was driven by average deposit growth of 15%.

SBA and mortgage revenue declined 8% and 24%, respectively, during 1999 and 1998 while Farmer Mac revenue increased 31% during 1999 as compared to 1998.

During 1999, the Company experienced increased competition in the SBA origination market, the result of which was a decline in production and relating gains on the sale of SBA loans. Additionally, the mortgage department experienced a decline in sales volume and the related margins on mortgage loans sold.

Revenue from SBA loan sales during 1998 was nearly comparable to the record level set in 1997, when SBA loan sales revenue increased by 33% over 1996. While SBA loan originations increased in 1998 relative to 1997, the production cycle for many of these loans extended relative to 1997, and fewer loans were sold. Partially disbursed SBA loans at December 31, 1998 were $6.4 million compared to $1.1 million at December 31, 1997. The 33% increase in 1997 was the result of both increases in the volume of loans originated and sold as well as a general increase in the loan sale premiums realized in the secondary market for SBA loan sales. During 1996, a new incentive compensation program was put into place. The program was designed to provide incentives for increasing levels of production. As production increased, the SBA servicing portfolio increased and resulted in the 13% and 9% increases in SBA servicing revenue for 1998 and 1997, respectively.

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

During 1998, the Company purchased single-premium life insurance policies written on the lives of certain officers and the directors of the Company and the Bank. During 1999, one of the insurance companies converted from a mutual to a stock based company, which process is referred to as "demutualization." As a result of the demutualization, policyholders of the insurance company received shares of common stock of the insurance company. The number of shares of stock received by policyholders was based upon the cash surrender value of the individual policies. The Company received and subsequently sold the stock in December, 1999. The gain recognized upon the receipt of the stock totaled $287,000.


Noninterest Expenses

Noninterest expenses increased by 14% in 1999 compared to 1998 and 13% in 1998 compared to 1997. Several events had a significant impact on year-to-year comparability. During 1999, the primary events related to expenses associated with the year 2000 date change. In 1998 and 1997, the Company expanded its branch network, opening two new branches in 1998 and purchasing three branches from Wells Fargo in 1997.

Noninterest expense is broken down into four primary categories each of which is discussed in this section.

Salaries and Employee Benefits
------------------------------

The following table provides the detail for each major segment of salaries and employee benefits together with relevant statistical data:

     ------------------------------------------------------------------------------------------------------------------
     (in thousands except full time equivalents)                                      1999          1998           1997
     ------------------------------------------------------------------------------------------------------------------
     Regular payroll, contract labor, and overtime                                   $2,970        $2,641         2,298
     Incentive compensation and profit sharing                                          407           339           335
     Payroll taxes and employment benefits                                              655           576           459
                                                                                  -------------------------------------
          Total Salaries and Employee Benefits                                       $4,032        $3,556         3,092
                                                                                  =====================================
     Number of full-time equivalent employees                                           104            95            82
                                                                                  -------------------------------------
     Regular payroll per full-time equivalent employee                                28.49         27.80         28.02
                                                                                  -------------------------------------
     Incentive compensation to regular payroll                                         13.7%         12.8%         14.6%
                                                                                  -------------------------------------
     Payroll taxes and benefits per full-time equivalent employee                      6.28          6.06          5.60
     ------------------------------------------------------------------------------------------------------------------

The number of full-time equivalent employees increased 9% in 1999 compared to 1998 and 16% in 1998 compared to 1997. Regular payroll, contract labor and overtime increased 12% in 1999 compared to 1998 and 15% in 1998 compared to 1997. Total salaries and benefits expense increased by 13% in 1999 compared to 1998 and 15% in 1998 compared to 1997. The average regular payroll per full-time equivalent employee increased 2% in 1999 compared to 1998 and decreased 1% in 1998 compared to 1997.

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

Payroll taxes and employee benefits per full-time equivalent increased 4% in
1999 as compared to 1998 and 8% as compared to 1997.   The increases are related
primarily to a 28% increase in the Company's contribution to the Employee Stock Ownership Plan combined with general increases in the cost of medical and other related insurance benefits, education and training expenses and supplemental compensation accruals made pursuant to the agreements summarized in Footnote 9 to the 1999 Consolidated Financial Statements. The increase to the Company's Employee Stock Ownership Plan comes as a result of the increased number of employees becoming eligible for participation in the plan.

Occupancy Expense
-----------------

The following table provides the detail for each major segment of occupancy expense:

     -------------------------------------------------------------------------------------------------------------------
     (in thousands except square footage and cost per sq. ft.)                       1999           1998           1997
     -------------------------------------------------------------------------------------------------------------------
     Depreciation                                                                   $   366            289           265
     Property taxes, insurance, and utilities                                           230            220           204
     Property maintenance                                                               124            144           154
     Net rental expense  (income)                                                        90             62           (30)
                                                                                  --------------------------------------
          Total Occupancy                                                           $   810            715           593
                                                                                  ======================================
     Square footage of occupied and unoccupied space                                 42,945         42,945        40,725
                                                                                  --------------------------------------
      Occupancy cost per square foot                                                $ 18.86        $ 16.65         14.56
                                                                                  --------------------------------------
     Locations                                                                            8              8             6
     -------------------------------------------------------------------------------------------------------------------


Occupancy expenses increased by 13% in 1999 compared to 1998 and 21% in 1998 compared to 1997.

The primary reason for the increases in 1999 and 1998 are the expansion into new offices opened in 1998. In January 1998 the Company opened a loan production office in Folsom, California and the August 1998 opening of a full service branch in Elk Grove, California. The Folsom office was converted to a full service branch in July, 1999. In addition, the Galt branch was relocated in November, 1998. While the new rental expense in Galt is lower than it would have been absent a relocation, it is higher per month than it was in 1997. With respect to the three branches acquired from Wells Fargo Bank in 1997, 1998 includes two additional months of occupancy expenses compared to 1997.


Equipment Expense
-----------------

The following table provides the detail for each major segment of equipment expense:

     --------------------------------------------------------------------------------------------------------
     (in thousands)                                                                 1999       1998      1997
     --------------------------------------------------------------------------------------------------------
     Depreciation                                                                   $ 488       406       318
     Maintenance                                                                      188       104       136
     Rental expense                                                                    11        26         1
                                                                               ------------------------------
          Total Equipment                                                           $ 687       536       455
     --------------------------------------------------------------------------------------------------------

Equipment expense increased by 28% in 1999 compared to 1998 and increased by 18% in 1998 compared to 1997.

The increase in 1999 is primarily attributable to investments made in the Company's computer hardware and software systems. Additionally, the 1999 expense reflects an entire year's deprecation expense for equipment placed in service at the two new branches in 1998.

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

Other Noninterest Expense
-------------------------

Other noninterest expenses increased by 13% in 1999 compared to 1998 and 9% in 1998 compared to 1997. The following table provides the detail for each major segment of other noninterest expense:

     ------------------------------------------------------------------------------------------------------
     (in thousands)                                                                   1999     1998   1997
     ------------------------------------------------------------------------------------------------------
     Third party data processing                                                     $  821     719     642
     Professional fees                                                                  554     423     401
     Marketing                                                                          323     213     120
     Intangible amortization                                                            282     372     479
     Telephone and postage                                                              271     217     182
     Office supplies                                                                    193     176     142
     Director fees and retirement                                                       158     223     150
     Printing                                                                           109     145     117
     Other real estate owned losses and holding costs                                    (8)    (12)     94
     Business development                                                                78      57      55
     Regulatory assessments                                                              85      51      53
     Year 2000 date change                                                              152       -       -
     Other                                                                              256     321     221
                                                                               ----------------------------
          Total Other Noninterest Expense                                            $3,274   2,905   2,656
     ------------------------------------------------------------------------------------------------------

Professional fees increased during 1999 as a result of the Company increasing its use of third parties in the development and implementation of specific strategic initiatives. The two primary initiatives included enhancing the Company's use of technology and opportunities to increase noninterest income.

During 1998 the Company substantially enhanced its marketing efforts to include the hiring of a full time marketing director in September, 1998. As a result of the increased focus on marketing, marketing expenses increased 52% in 1999 as compared to 1998. Furthermore, during 1999 the size of the Board of Directors was reduced and reduction were made to the number of meetings, the result of which was to reduce the amount paid to directors for services rendered on behalf of the Company. The remainder of the increases are driven primarily by volume related costs. Average loans and deposit volumes increased by 37% and 9% during 1999, respectively.

The amortization of the core deposit and goodwill intangible assets purchased in the acquisition of the Wells Fargo Branches in 1997 declined 24% in 1999 as compared to 1998 and 22% in 1998 as compared to 1997. The Bank is using an accelerated method of amortization for these assets over an eight year period. Accordingly, the amortization expense is expected to continue to decline over the remaining amortization period.

During 1999 the Company expensed $152,000 in one time costs associated with the Year 2000 date change. Additional expense was incurred by the Company as part of the Year 2000 date change. Such additional expense relate to the allocation of human resources and other capital expenditures.

Approximately 3% out of the 9% increase in 1998 compared to 1997 is the result of the new branches in 1998 and the inclusion of the three branches acquired in 1997 for twelve months in 1998 compared to 10 months for 1997. The remainder of the increase is driven primarily by volume related costs. Average loans and deposit volumes increased by 26% and 15%, respectively.


Income Taxes

The provision for income taxes as a percentage of pretax income for 1999, 1998, and 1997 was 19%, 25%, and 32%, respectively. The effective rate is lower than the combined marginal rate for state and federal taxes due primarily to the level of tax exempt income relative to total pre-tax income combined with a decrease in the tax asset valuation allowance. Tax exempt income increased in 1999 compared to 1998 and 1998 compared to 1997 due to an investment of $8.7 million and $4.2 million, respectively in the cash surrender value of life insurance as discussed below under Balance Sheet Review. The tax asset valuation allowance declined $85,000 and $45,000 in 1999 and 1998, respectively. Footnote 13 to the Consolidated Financial Statements contains a detailed presentation of the income tax provision and the related current and deferred tax assets and liabilities.

Balance Sheet Review

The following table presents average balance sheets for the years ended December 31, 1999, 1998 and 1997.

--------------------------------------------------------------------------------------------------------------------
                                                        For the Year Ended   For the Year Ended   For the Year Ended
                                                         December 31, 1999    December 31, 1998    December 31, 1997
                                                          (in thousands)       (in thousands)       (in thousands)
                                                      --------------------------------------------------------------
                                                         Amount    Percent    Amount    Percent    Amount    Percent
                                                        ---------  --------  --------  ---------  --------  ---------
--------------------------------------------------------------------------------------------------------------------
  Assets:
  Cash & Due from banks                                  $  7,488     4.45%     6,701      4.32%     5,362      3.94%
  Federal funds sold                                        4,150     2.47%     6,780      4.37%     8,400      6.17%
  Investment securities                                    41,050    24.39%    53,370     34.42%    53,580     39.36%
  Loans (net of allowance for loan losses and              98,760    58.69%    71,752     46.29%    56,744     41.68%
   deferred income)
  Premises and equipment, net                               6,863     4.08%     7,188      4.64%     7,227      5.31%
  Other assets                                              9,969     5.92%     9,220      5.96%     4,830      3.54%
                                                         --------   ------    -------    ------    -------    ------
  Total Assets                                           $168,280   100.00%   155,011    100.00%   136,143    100.00%
                                                         ========   ======    =======    ======    =======    ======
  Liabilities & Stockholders' Equity:
  Deposits                                               $152,630    90.70%   140,480     90.63%   122,540     90.00%
  Note payable                                                  -        -          -         -          -         -
  Other liabilities                                         1,507      .90%     1,215       .78%     1,193       .88%
  Stockholders' equity                                     14,143     8.40%    13,316      8.59%    12,410      9.12%
                                                         --------   ------    -------    ------    -------    ------
  Total Liabilities & Stockholders' Equity               $168,280   100.00%   155,011    100.00%   136,143    100.00%
                                                         ========   ======    =======    ======    =======    ======
--------------------------------------------------------------------------------------------------------------------

Average total assets increased by 9% in 1999 compared to 1998 and 14% in 1998 compared to 1997. Year-end asset totals at December 31, 1999 reached $176.3 million and represented an increase of 7% over December 31, 1998. The increase in 1999 and 1998 is a function of deposit growth throughout the Bank's branch network, as average deposits increased by 9% and 15%, respectively.

During 1999 average gross loans increased 39%. This increase was funded by the growth in deposits combined with a 16% reduction in fed funds sold and investment securities. During 1998 average gross loans increased 26% which was funded by the increase in deposits.

Other assets at December 31, 1999 increased 71% as compared to December 31, 1998. The increase is primarily attributable to an increase in the cash surrender value of life insurance of $8,674,000 and $4,274,000 at December 31, 1999 and 1998, respectively. The cash surrender value of life insurance consists primarily of the Bank's contractual rights under single-premium life insurance policies written on the lives of certain officers and the directors of the Company and the Bank. The policies were purchased in order to indirectly offset anticipated costs of certain benefits payable upon the retirement, and the death or disability of the directors and officers pursuant to deferred compensation agreements. The cash surrender value accumulates tax-free based upon each policy's crediting rate which is adjusted by the insurance company on an annual basis.

Investment Securities

The following table presents the investment portfolio at December 31, 1999, 1998 and 1997 by security type, maturity, and yield:

--------------------------------------------------------------------------------------------------------------------------------
                                                                              Book Value at December 31 (in thousands):
                                                                           1999                  1998                1997
                                                                   ---------------------  ------------------  ------------------
                                                                     Amount     Yield(a)   Amount   Yield(a)   Amount   Yield(a)
                                                                   ---------  ----------  -------  ---------  -------  ---------
--------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities:
Within 1 year                                                      $      -         -       1,000    5.87%      2,995    5.94%
After 1 year, within 5 years                                              -         -           -       -       1,000    5.87%
After 5 years, within 10 years                                            -         -           -       -           -       -
After 10 years                                                            -         -           -       -           -       -
                                                                    ------------------------------------------------------------
Total U.S. Treasury                                                       -         -       1,000    5.87%      3,995    5.92%
U.S. Agency Securities:
Within 1 year                                                       $ 1,044      6.67%      1,512    5.68%      2,101    7.06%
After 1 year, within 5 years                                         12,622      6.40%     13,482    6.50%     13,997    6.46%
After 5 years, within 10 years                                        1,500      7.18%      3,000    6.93%      9,986    7.07%
After 10 years                                                        1,500      6.85%      1,500    6.85%      4,993    7.63%
                                                                    ------------------------------------------------------------
Total U.S. Agency                                                   $16,666      6.53%     19,494    6.53%     31,077    6.88%
Collateralized Mortgage Obligations:
Within 1 year                                                       $    57      3.37%          -       -           -       -
After 1 year, within 5 years                                          5,477      6.52%          -       -         225    6.08%
After 5 years, within 10 years                                          961      6.87%        153    5.51%        277    6.27%
After 10 years                                                          132      8.17%        304    8.34%        534    6.57%
                                                                    ------------------------------------------------------------
Total Collateralized Mortgage Obligations                           $ 6,627      6.58%        457    7.39%      1,036    6.38%
Municipal Securities:
Within 1 year                                                       $ 1,053      6.66%      1,196    6.20%        688    6.67%
After 1 year, within 5 years                                          2,445      7.17%      2,439    7.08%      3,118    6.94%
After 5 years, within 10 years                                        2,444      6.08%          -       -         530    7.60%
After 10 years                                                        6,245      5.69%          -       -           -       -
                                                                    ------------------------------------------------------------
Total Municipals                                                    $12,187      6.15%      3,635    6.79%      4,336    6.98%
Other Debt Securities:
Within 1 year                                                       $    10      7.57%         93    8.50%         22    7.86%
After 1 year, within 5 years                                            938      7.32%        113    6.83%      2,748    7.41%
After 5 years, within 10 years                                            -         -           -       -           7    9.73%
After 10 years                                                            -         -       2,509    7.28%        972    7.67%
                                                                    ------------------------------------------------------------
Total Other Debt Securities                                         $   948      7.32%      2,813    7.36%      3,749    7.48%
Money Market Mutual Fund                                                  -         -      17,602    4.83%     17,200    6.12%
Federal Agency Stock                                                    126      6.00%        126    6.00%        126    6.00%
Unrealized Holding (Loss) / Gain                                       (458)        -         520       -         398       -
                                                                    ------------------------------------------------------------
Total                                                               $36,096      6.43%     45,647    5.93%     61,917    6.59%
--------------------------------------------------------------------------------------------------------------------------------

(a) The yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

The investment portfolio at December 31, 1999 and 1998 declined by 21% and 26%, respectively, compared to the prior year-end totals. The decline in the portfolio during 1999 and 1998 funded increases in loan volume. With the exception of the sale of money market mutual fund shares, the decline in the portfolio during 1999 and 1998 came solely from maturities and calls. The general decline in interest rates during 1999 and 1998 led to the call of several agency securities that were purchased subsequent to the acquisition of the Wells Fargo Branches in 1997. Maturities and calls during 1999 and 1998 were approximately $9.2 million and $20.9 million, respectively.

Loans

The following table summarizes gross loans and the components thereof as of December 31, for each of the last five years:

-----------------------------------------------------------------------------------------------
                                                Outstanding at December 31 (in thousands):
                                             1999       1998       1997        1996       1995
                                           --------    ------     ------      ------     ------
-----------------------------------------------------------------------------------------------
Commercial                                 $ 95,509    77,956     53,684      45,322     41,538
Real estate construction                     13,919    11,743      6,900       5,802      7,549
Installment and other                         3,301     3,463      3,525       3,155      2,757
                                           --------    ------     ------      ------     ------
                                           $112,729    93,162     64,109      54,279     51,844
                                           ========    ======     ======      ======     ======
-----------------------------------------------------------------------------------------------

Gross loans outstanding as of December 31, 1999 and 1998 exceeded the comparable prior year-end totals by 21% and 45%, respectively. Improving economic conditions combined with increased business development efforts were the foundation for the growth in both years. With the acquisition of the Wells Fargo Branches in 1997, the Company entered into new market areas which substantially enhanced their marketing capabilities.

The most significant segment of the loan portfolio is commercial loans, which represented 85% and 84% of the total portfolio at December 31, 1999 and 1998, respectively. Commercial loans include agricultural loans, working capital loans to businesses in a number of industries, and loans to finance commercial real estate. Agricultural loans represented approximately 15% and 14% of the commercial loan portfolio at December 31, 1999 and 1998, respectively. Agricultural loans are diversified throughout a number of agricultural business segments, including dairy, orchards, row crops, vineyards, cattle and contract harvesting. Agricultural lending risks are generally related to the potential for volatility of agricultural commodity prices. Commodity prices are affected by government programs to subsidize certain commodities, weather, and overall supply and demand in wholesale and consumer markets. Excluding agricultural loans, the remaining portfolio is principally dependent upon the health of the local economy and related to the real estate market.

The maturity and repricing characteristics of the loan portfolio at December 31, 1999 are as follows:


-------------------------------------------------------------------------------------------
Due:  (1)                                        Fixed Rate     Floating Rate        Total
                                                 ----------     -------------       -------
In 1 year or less                                   $ 8,634            13,350        21,984
After 1 year through 5 years                         12,743             9,537        22,280
After 5 years                                        13,049            55,416        68,465
                                                    -------            ------       -------
Total Loans                                         $34,426            78,303       112,729
                                                    =======            ======       =======
-------------------------------------------------------------------------------------------

(1) Scheduled repayments are reported in the maturity category in which the payment is due.

Approximately 36% of the loan portfolio carries a fixed rate of interest as of December 31, 1999, while approximately 86% of the portfolio matures within five years.

Deposits

The following table summarizes average deposit balances and rates for the years ended December 31, 1999, 1998, and 1997:

------------------------------------------------------------------------------------------------------------------------------
(in thousands)                               For the Year Ended          For the Year Ended             For the Year Ended
                                              December 31, 1999           December 31, 1998              December 31, 1997

                                             Average     Average        Average        Average         Average         Average
Type                                         Amount       Rate          Amount          Rate           Amount           Rate
------------------------------------------------------------------------------------------------------------------------------
Demand - non-interest bearing               $  19,830       N/A           17,080           N/A           13,470           N/A
NOW accounts                                   37,985      1.14%          34,311          1.31%          27,520          1.68%
Money market accounts                          17,028      2.23%          16,829          3.13%          17,870          3.09%
Savings                                        27,097      2.06%          25,460          2.66%          22,130          2.92%
Time deposits                                  50,690      4.49%          46,800          5.08%          41,550          5.11%
                                            ---------      ----          -------          ----          -------          ----
Total Deposits                              $ 152,630      2.42%         140,480          2.87%         122,540          3.09%
                                            =========      ====          =======          ====          =======          ====
------------------------------------------------------------------------------------------------------------------------------


Average deposits increased by approximately 9% and 15% in 1999 and 1998, respectively. Due to a declining rate environment, the average rate declined by 45 basis points when comparing 1999 to 1998 and 22 basis points when comparing 1998 to 1997. The deposit growth in 1999 and 1998 came from account growth at all branches throughout the Bank's network. The growth was the result of business development efforts in the lending area as well as a continued influx of "large" bank customers that have grown tired of merger activity among large institutions.

The reduced rates on the deposit portfolio in 1999 and 1998 are a function of changes in mix, pricing, and the general level of interest rates. The mix of deposits has become more cost efficient over the past three years. The mix of noninterest bearing deposits was 13%, 12%, and 11% for 1999, 1998, and 1997, respectively.

Certificates of deposit contain regular and individual retirement account balances and deposits received under the State of California Time Certificate of Deposit Program. There are no brokered certificates of deposit in the portfolio. At December 31, 1999 the Company had $3 million in deposits with the State of California under the Time Certificate of Deposit Program. It is the intent of the Company to increase total deposits under this program to approximately $7 million. The Certificates with the State of California have maturities of one year or less and are collateralized by loans or investment securities. The deposit program provides the Company with an additional source of funds at a relatively low cost. The deposits are used to fund loans and investments.

Certificates of $100,000 or more represent approximately 38% of the certificate of deposit portfolio at December 31, 1999. Excluding the Certificates of Deposit with the State of California, certificates of $100,000 or more represent approximately 34% of the certificate of deposit portfolio at December 31, 1999. The following table summarizes the maturities of those certificates of $100,000 or more:

-----------------------------------------------------------------------
(in thousands)                                                     1999
                                                        ---------------
Three months or less                                            $13,760
Four months to six months                                         2,571
Seven months to twelve months                                     1,952
Over twelve months                                                  725
                                                                -------
Total time deposits of $100,000 or more                         $19,008
                                                                =======
-----------------------------------------------------------------------

Asset Quality

The following table contains asset quality information with respect to the loan portfolio and other real estate owned:

------------------------------------------------------------------------------------------------------------------------
                                                                         Asset Quality Statistics at December 31

(in thousands except multiples and percentages)                   1999         1998        1997        1996        1995
------------------------------------------------------------------------------------------------------------------------

Nonaccrual loans                                                  $2,303         248         340         898        987
Accruing loans past due more than 90 days                            374         191          65          52        118
                                                                  ------       -----       -----       -----      -----
Total nonperforming loans                                         $2,677         439         405         950      1,105
                                                                  ======       =====       =====       =====      =====
Allowance for loan losses                                         $2,580       1,564       1,313       1,207        959
Allowance for loan losses to nonperforming loans                      96%        356%        324%        127%        87%
Total loan portfolio delinquency                                    3.32%       1.40%       1.09%       2.14%      2.57%
Allowance for loan losses to total gross loans                      2.29%       1.69%       2.05%       2.22%      1.85%
Other real estate owned                                           $  129         129         159         400        357
------------------------------------------------------------------------------------------------------------------------

The Company's nonaccrual policy is discussed in note 1(c) to the consolidated financial statements. Interest income recorded on these nonaccrual loans was approximately $138,000 $2,000, $8,000, $7,000, and $13,000 in 1999, 1998, 1997,
1996, and 1995, respectively. Interest income foregone or reversed on these loans was approximately $76,000, $43,000, $45,000, $149,000, and $161,000 in
1999, 1998, 1997, 1996, and 1995, respectively.  At December 31, 1999, there were no individually material or a material amount of loans in the aggregate for which management had serious doubts as to the borrower's ability to comply with present loan repayment terms and which may result in the subsequent reporting of such loans as nonaccrual.

Nonperforming loans increased by $2.2 million in 1999 after having increased $34 thousand in 1998 which followed declines in 1997 and 1996. Portfolio delinquency also increased to 3.32% after having increased to 1.40% in 1998 following a decline in 1997 and 1996. The dollar amount of the allowance for loan losses has increased in each of the last four years. During 1999, the allowance increased as a result of three factors; growth, expansion into new market areas and declining credit quality of a few borrowers. During 1999, average gross loans increased 37% compared to the prior year. The growth in 1999 included expansion into markets within Northern and Central California to include commercial, agricultural and real estate loans. Furthermore, during the fourth quarter of 1999, the Company experienced a decline in the credit quality in loans to four individual borrowers. The loans to two of the borrowers, which were placed on nonaccrual during the fourth quarter of 1999, totaled $1.9 million and represent 1.69% of gross loans at December 31, 1999. The loans to the other two borrowers totaled $2.2 million, represent 1.95% of gross loans and were not delinquent with regard to principal or interest at December 31, 1999.

The following table summarizes the allocation of the allowance for loan losses at December 31, for each of the last five years:

-----------------------------------------------------------------------------------------------------------------------
(in thousands         December 31, 1999   December 31, 1998   December 31, 1997   December 31, 1996   December 31, 1995
                      ------------------  ------------------  ------------------  ------------------  -----------------
except percentages

Loan Category          Amount      %       Amount      %       Amount      %       Amount      %       Amount      %
                       ------    Loans     ------    Loans     ------    Loans     ------    Loans     ------    Loans
                                ------              ------               -----               -----               -----
Commercial             $  698     63.37%      240     63.16%      309     60.95%      490     91.42%       295    84.29%
Real estate               402     36.48%      129     33.95%      192     37.87%       45      8.40%        38    10.86%
Consumer                    2      0.15%       11      2.89%        6      1.18%        1      0.19%        17     4.86%
Unallocated             1,478       N/A     1,184       N/A       806       N/A       671       N/A        609      N/A
                       ------    ------     -----    ------     -----    ------     -----    ------        ---   ------
                       $2,580    100.00%    1,564    100.00%    1,313    100.00%    1,207    100.00%       959   100.00%
                       ======    ======     =====    ======     =====    ======     =====    ======        ===   ======
-----------------------------------------------------------------------------------------------------------------------

Please also see "Allowance for Loan Losses".

Market Risk

While there are several varieties of market risk, the market risk material to the Company and the Bank is interest rate risk. Within the context of interest rate risk, market risk is the risk of loss due to changes in market interest rates that have an adverse effect on net interest income, earnings, capital or the fair value of financial instruments. Exposure to this type of risk is a regular part of a financial institution's operations. The fundamental activities of making loans, purchasing investment securities, and accepting deposits inherently involve exposure to interest rate risk. As described in "Asset Liability Management," the Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. The following tables summarize the expected maturity, principal repayment and fair value of the financial instruments that are sensitive to changes in interest rates as of December 31, 1999 and 1998. See further discussion regarding interest rate risk under "Asset Liability Management."

As of December 31, 1999:

-------------------------------------------------------------------------------------------------------------------------
                                            Expected Maturity / Principal Repayment                     Total     Fair
In Thousands                            2000      2001      2002      2003     2004     Thereafter     Balance    Value
-------------------------------------------------------------------------------------------------------------------------
Interest-Sensitive Assets:
Federal funds sold                   $   100         -         -         -        -              -         100       100
Fixed rate investments (1)             3,818     6,092     5,223     3,889      853         15,389      35,264    35,264
Floating rate investments (1)            136       110        91        76       62            357         832       832
Fixed rate loans (2)                   8,634     2,746     4,478     3,839    1,680         13,049      34,426    34,894
Floating rate loans (2)               13,350       935     1,904     4,188    2,510         55,416      78,303    78,303

Interest-Sensitive Liabilities:
NOW account deposits (3)              15,783     2,631     2,631     2,631    2,631         13,151      39,458    39,458
Money market deposits (3)              6,701     1,117     1,117     1,117    1,117          5,583      16,752    16,752
Savings deposits (3)                  11,623     1,937     1,937     1,937    1,937          9,686      29,057    29,057
Certificates of deposit               46,864       782       363       240       69              -      49,789    49,676
Short term borrowings                  4,300         -         -         -        -              -       4,300     4,300

Interest-Sensitive Off-Balance
Sheet Items:
Loans serviced for others                  -         -         -         -        -              -      95,749       957
Commitments to lend                        -         -         -         -        -              -      24,418       244
Standby letters of credit                  -         -         -         -        -              -         892         1
-------------------------------------------------------------------------------------------------------------------------

As of December 31, 1998:

-------------------------------------------------------------------------------------------------------------------------
                                            Expected Maturity / Principal Repayment                     Total    Fair
In Thousands                            1999       2000      2001      2002     2003    Thereafter     Balance    Value
-------------------------------------------------------------------------------------------------------------------------
Interest-Sensitive Assets:
Federal funds sold                   $ 4,800          -         -         -        -             -       4,800     4,800
Fixed rate investments (1)             3,346      1,982     4,554     5,233    1,585         9,315      26,015    26,015
Floating rate investments (1)         18,102          -         -        91        -         1,439      19,632    19,632
Fixed rate loans (2)                  13,039      3,333     5,066     6,628    5,840         9,705      43,611    44,481
Floating rate loans (2)               18,294      4,862     1,633     3,700    5,721        15,341      49,551    49,551

Interest-Sensitive Liabilities:
NOW account deposits (3)              14,472      2,412     2,412     2,412    2,412        12,061      36,181    36,181
Money market deposits (3)              7,793      1,299     1,299     1,299    1,299         6,493      19,482    19,482
Savings deposits (3)                  10,395      1,732     1,732     1,732    1,732         8,664      25,987    25,987
Certificates of deposit               45,799      2,234       371       615      340             -      49,359    49,447

Interest-Sensitive Off-Balance
Sheet Items:
Loans serviced for others                  -          -         -         -        -             -      66,903       670
Commitments to lend                        -          -         -         -        -             -      21,290       213
Standby letters of credit                  -          -         -         -        -             -         156         2
-------------------------------------------------------------------------------------------------------------------------

(1) Expected maturities for investment securities are based upon anticipated prepayments as evidenced by historical prepayment patterns.
(2)  Expected maturities for loans are based upon contractual maturity dates.
(3) NOW, money market and savings deposits do not carry contractual maturity dates; therefore, the expected maturities reflect estimates applied in evaluating the Company's interest rate risk. The actual maturities of NOW, money market, and savings deposits could vary substantially if future prepayments differ from the Company's historical experience.

The majority of the loan growth during 1999 was in the area of floating rate commercial loans. In addition, during 1999, the Company invested a significant portion of its short term investments (i.e., fed funds and money market mutual funds) in longer term fixed rate agency and municipal securities with average maturities in excess of five years. The purchase of the longer term investments provided the Company with an increase in interest income while providing interest rate protection in the event of a declining interest rate environment.

Asset Liability Management

The primary goal of the Company's asset and liability management system is to maximize net interest margin within reasonable risk parameters with respect to the maturity and pricing structure of assets and liabilities. The Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. The following tables summarize the repricing intervals for the balance sheet at December 31, 1999 and 1998:

As of December 31, 1999:

--------------------------------------------------------------------------------------------------------------------------------
                                                                By Repricing Interval
--------------------------------------------------------------------------------------------------------------------------------
(in thousands)                        Within    After three    After six     After one     After five   Noninterest     Total
                                      three        months,      months,     year, within     years     bearing funds
                                      months    within six    within one     five years
                                                                 year
--------------------------------------------------------------------------------------------------------------------------------
Assets

Federal funds sold                  $     100          --            --             --          --             --           100

Investment securities                      57         226         9,948         13,622      12,243             --        36,096

Loans                                  52,569       3,319        10,423         30,518      15,900             --       112,729

Noninterest earning assets
and allowance for loan losses              --          --            --             --          --         27,409        27,409
                                   --------------------------------------------------------------------------------------------
Total Assets                        $  52,726       3,545        20,371         44,140      28,143         27,409       176,334
                                   ============================================================================================
Liabilities and
Stockholders' Equity

Savings, money market & NOW
deposits                            $  85,267          --            --             --          --             --        85,267

Time deposits                          30,979       8,606         8,750          1,454          --             --        49,789

Other liabilities and
stockholders' equity                       --          --            --             --          --         41,278        41,278
                                   --------------------------------------------------------------------------------------------
Total Liabilities and
Stockholders' Equity                $ 116,246       8,606         8,750          1,454          --         41,278       176,334
                                   ============================================================================================
Interest Rate Sensitivity Gap       $ (63,520)     (5,061)       11,621         42,686      28,143        (13,869)           --
                                   ============================================================================================
Cumulative Interest Rate
Sensitivity Gap                     $ (63,520)    (68,581)      (56,960)       (14,274)     13,869             --            --
                                   ============================================================================================
--------------------------------------------------------------------------------------------------------------------------------

As of December 31, 1998

--------------------------------------------------------------------------------------------------------------------------------
                                                                By Repricing Interval
--------------------------------------------------------------------------------------------------------------------------------
(in thousands)                        Within    After three    After six     After one     After five   Noninterest     Total
                                      three        months,      months,     year, within     years     bearing funds
                                      months    within six    within one     five years
                                                   months        year
--------------------------------------------------------------------------------------------------------------------------------
Assets

Federal funds sold                  $   4,800          --            --            --            --            --         4,800

Investment securities                  19,225         148         4,126        16,473         5,675            --        45,647

Loans                                  51,324       3,881         3,369        22,285        12,303            --        93,162

Noninterest earning assets
and allowance for loan losses              --          --            --            --            --        20,791        20,791
                                    -------------------------------------------------------------------------------------------
Total Assets                        $  75,349       4,029         7,495        38,758        17,978        20,791       164,400
                                    ===========================================================================================
Liabilities and
Stockholders' Equity

Savings, money market &
NOW deposits                        $  81,650          --            --            --            --            --        81,650

Time deposits                          25,573      10,097        10,129         3,560            --            --        49,359

Other liabilities and
 stockholders' equity                      --          --            --            --            --        33,391        33,391
                                    -------------------------------------------------------------------------------------------
Total Liabilities and
Stockholders' Equity                $ 107,223      10,097        10,129         3,560            --        33,391       164,400
                                    ===========================================================================================
Interest Rate Sensitivity Gap       $ (31,874)     (6,068)       (2,634)       35,198        17,978       (12,600)           --
                                    ===========================================================================================
Cumulative Interest Rate
Sensitivity Gap                     $ (31,874)    (37,942)      (40,576)       (5,378)      (12,600)           --            --
                                    ===========================================================================================
--------------------------------------------------------------------------------------------------------------------------------

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

Liquidity

The Company's primary source of liquidity is dividends from the Bank. The Company's primary uses of liquidity are associated with dividiend payments made to shareholders and operating expenses.

Liquidity is managed on a daily basis by maintaining cash, federal funds sold, and short-term investments at levels commensurate with the estimated requirements for loan demand and fluctuations in deposits. Loan demand and deposit fluctuations are affected by a number of factors, including economic conditions, seasonality of the borrowing and deposit bases, and the general level of interest rates. The Bank maintains two lines of credit with correspondent banks as a supplemental source of short-term liquidity in the event that saleable investment securities and loans or available new deposits are not adequate to meet liquidity needs. The Bank has also established reverse repurchase agreements with two brokerage firms which allow for short term borrowings that are secured by the Bank's investment securities. Furthermore, the Bank may also borrow on a short-term basis from the Federal Reserve in the event that other liquidity sources are not adequate.

At December 31, 1999 liquidity was considered adequate, and funds available in the local deposit market and scheduled maturities of investments are considered sufficient to meet long-term liquidity needs. Compared to 1998 liquidity declined in 1999 as a result of the growth in loans. The growth was adequately funded by investment portfolio maturities and deposit portfolio growth.

Capital Resources

Consolidated capital increased by $664 thousand or 5%, during 1999. The increase was due primarily to net income of $1.16 million. Capital was further increased by $359 thousand as a result of capital paid in upon exercise of stock options which was offset by $286 thousand in capital used to pay dividends and a $568 thousand increase in the net unrealized loss on available for sale securities. The consolidated capital to assets ratio declined by 20 basis points, to 8.23% from 8.43%, due to the growth in assets related to the growth in deposits.

The Bank's total risk-based and leverage capital ratios were 10.51% and 7.82%, respectively, at December 31, 1999 compared to 11.2% and 7.4%, respectively, at December 31, 1998. The decline in the total risk-based ratio reflects the additional leverage created by the growth in deposits as well as increased lending which moves assets from lower risk-weight categories to the higher risk-weight categories of loans. The total risk-based and leverage capital ratios at December 31, 1999, are in excess of the required regulatory minimums of 10% and 5%, respectively, for well-capitalized institutions.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See Item 14(a) herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not Applicable


                                   PART III
ITEMS 10, 11, 12 and 13.

The information required by these items is contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2000, and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after the close of the Company's fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Financial Statements and Schedules                   Page Reference

          Independent Auditors' Report                               33
          Consolidated Balance Sheets as of
           December 31, 1999 and 1998                                34
          Consolidated Statements of Income
           Years Ended 1999, 1998, and 1997                          35
          Consolidated Statements of Changes in
           Stockholders' Equity and Comprehensive Income
           Years Ended 1999, 1998, and 1997                          36
          Consolidated Statements of Cash Flows
           Years Ended 1999, 1998, and 1997                          37
          Notes to Consolidated Financial Statements                 38

     (b)  Reports on Form 8-K

            No reports were filed on Form 8-K during the last quarter of the period covered by this report.

     (c)  Exhibits

          Exhibit No.    Description
          -----------    -----------

             3(a)        Articles of Incorporation, as amended, filed as Exhibit
                         3.1 to the Company's General Form for Registration of Securities on Form 10, filed on September 21, 1983, is hereby incorporated by reference.

             3(b) Bylaws, as amended, filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is hereby incorporated by reference.

             4 Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Company's General Form for Registration of Securities on Form 10, filed on September 21, 1983, is hereby incorporated by reference.

             10(a)* First Financial Bancorp 1991 Director Stock Option Plan and form of Nonstatutory Stock Option Agreement, filed as Exhibit 4.1 to the Company's Form S-8 Registration Statement (Registration No. 33-40954), filed on May 31, 1991, is hereby incorporated by reference.

             10(b)* Amendment to First Financial Bancorp 1991 Director Stock Option Plan, filed as Exhibit 4.3 to the Company's Post-Effective Amendment No. 1 to Form S-8 Registration Statement (Registration No. 33-40954), filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995, is hereby incorporated by reference.

             10(c)* First Financial Bancorp 1991 Employee Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement, filed as Exhibit
                         4.2 to the Company's Form S-8 Registration Statement (Registration No. 33-40954), filed on May 31, 1991, is hereby incorporated by reference.

             10(d)*      Bank of Lodi Employee Stock Ownership Plan, filed as
                         Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, is hereby incorporated by reference.

             10(e)* First Financial Bancorp 1997 Stock Option Plan, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, is hereby incorporated by reference.

             10(f)*      Bank of Lodi Incentive Compensation Plan, filed as
                         Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, is hereby incorporated by reference.

             10(g) First Financial Bancorp 401(k) Profit Sharing Plan, filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, is hereby incorporated by reference.

             10(h)* Employment Agreement dated as of September 30, 1998, between First Financial Bancorp and Leon J. Zimmerman., filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

             10(i)* Employment Agreement dated as of September 30, 1998, between First Financial Bancorp and David M. Philipp, filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

             10(j)* Executive Supplemental Compensation Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and Leon J. Zimmerman, filed as Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

             10(k)* Executive Supplemental Compensation Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and David M. Philipp, filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

             10(l)* Life Insurance Endorsement Method Split Dollar Plan Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and Leon J. Zimmerman, filed as Exhibit 10(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

             10(m)* Life Insurance Endorsement Method Split Dollar Plan Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and David M. Philipp, filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

             10(n)* Form of Director Supplemental Compensation Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Benjamin R. Goehring, Michael
                         D. Ramsey, Weldon D. Schumacher and Dennis R. Swanson, filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

             10(o)* Form of Life Insurance Endorsement Method Split Dollar Plan Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Benjamin R. Goehring, Michael D. Ramsey, Weldon D. Schumacher and Dennis R. Swanson, filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

             10(p)* Form of Director Supplemental Compensation Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Angelo J. Anagnos, Raymond H. Coldani, Bozant Katzakian and Frank M. Sasaki, filed as
                         Exhibit 10(p) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

             10(q)* Form of Life Insurance Endorsement Method Split Dollar Plan Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Angelo
                         J. Anagnos, Raymond H. Coldani, Bozant Katzakian and Frank M. Sasaki, filed as Exhibit 10(q) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

             11 Statement re computation of earnings per share is incorporated herein by reference to Footnotes 1(j) and 14 to the consolidated financial statements included in this report.

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


     ______________________________

     * Management contract or compensatory plan or arrangement

      Independent Auditors' Report

The Board of Directors

First Financial Bancorp:

We have audited the accompanying consolidated balance sheets of First Financial Bancorp and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Bancorp and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                   /s/ KPMG LLP


Sacramento, California

February 23, 2000

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                          Consolidated Balance Sheets
                      (in thousands except share amounts)
                           December 31, 1999 and 1998

     Assets                                                                           1999              1998
----------------------------------------------------------------------------------------------------------------
     Cash and due from banks                                                      $  9,309             7,329
     Federal funds sold                                                                100             4,800
     Investment securities available-for-sale, at fair value                        36,096            45,647
     Loans, net of deferred loan fees and allowance for loan losses of
          $3,136 and $2,084 in 1999 and 1998, respectively                         109,594            91,078
     Premises and equipment, net                                                     7,096             7,261
     Accrued interest receivable                                                     1,487             1,353
     Other Assets                                                                   12,652             6,932
----------------------------------------------------------------------------------------------------------------
                                                                                  $176,334           164,400
================================================================================================================

     Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------------------
     Liabilities:
     Deposits:
          Noninterest bearing                                                     $ 21,054            18,535
          Interest bearing                                                         135,107           131,009
----------------------------------------------------------------------------------------------------------------
               Total deposits                                                      156,161           149,544

     Accrued interest payable                                                          304               389
     Short term borrowings                                                           4,300                 -
     Other liabilities                                                               1,048               610
----------------------------------------------------------------------------------------------------------------
               Total liabilities                                                   161,813           150,543

     Stockholders' equity:
     Common stock - no par value; authorized 9,000,000 shares, issued and
     outstanding in 1999, 1,433,734 shares; in 1998, 1,349,292 shares                8,433             7,584
     Retained earnings                                                               6,354             5,971
     Accumulated other comprehensive (loss) income                                    (266)              302
----------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                           14,521            13,857
----------------------------------------------------------------------------------------------------------------
               Commitments and contingencies
                                                                                  $176,334           164,400
================================================================================================================

     See accompanying notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES

                       Consolidated Statements of Income
                    (in thousands except per share amounts)
                  Years Ended December 31, 1999, 1998 and 1997


                                                                1999          1998          1997
-----------------------------------------------------------------------------------------------------
     Interest income:
          Loans, including fees                                $ 9,911        7,729         6,612
          Interest on investment securities available
          for sale:
               Taxable                                           2,145        3,191         3,252
               Exempt from Federal taxes                           268          240           150
          Interest on investment securities held
          to maturity:
               Exempt from Federal taxes                             -            -           117
          Federal funds sold                                       202          348           461
-----------------------------------------------------------------------------------------------------
               Total interest income                            12,526       11,508        10,592

     Interest expense:
          Deposit accounts                                       3,688        4,028         3,785
          Other borrowings                                          11            -             -
-----------------------------------------------------------------------------------------------------
               Total interest expense                            3,699        4,028         3,785

                    Net interest income                          8,827        7,480         6,807

     Provision for loan losses                                   1,051          250           (60)
-----------------------------------------------------------------------------------------------------
               Net interest income after provision
                    for loan losses                              7,776        7,230         6,867

     Noninterest income:
          Service charges                                        1,078          846           766
          Gain on stock issued in insurance
                    company demutualization                        287            -             -
          Gain on sale of loans                                    310          434           294
          Premiums and fees from SBA and
                    mortgage operations                            371          350           281
          Other                                                    415          248            82
-----------------------------------------------------------------------------------------------------
               Total noninterest income                          2,461        1,878         1,423

     Noninterest expense:
          Salaries and employee benefits                         4,032        3,556         3,092
          Occupancy                                                810          715           593
          Equipment                                                687          536           455
          Other                                                  3,274        2,905         2,656
-----------------------------------------------------------------------------------------------------
               Total noninterest expense                         8,803        7,712         6,796
-----------------------------------------------------------------------------------------------------
     Income before provision for income taxes                    1,434        1,396         1,494

     Provision for income taxes                                    275          344           479
-----------------------------------------------------------------------------------------------------
               Net income                                      $ 1,159        1,052         1,015
=====================================================================================================

     Earnings per share:
-----------------------------------------------------------------------------------------------------
          Basic                                                $   .83          .76           .74
=====================================================================================================
          Diluted                                              $   .80          .72           .71
=====================================================================================================

     Dividends per share                                       $   .20          .20           .20
=====================================================================================================

      See accompanying notes to consolidated financial statements.

                   FIRST FINANCIAL BANCORP AND SUBSIDIARIES

          Statements of Stockholders' Equity and Comprehensive Income
                      (in thousands except share amounts)
                 Years Ended December 31, 1999, 1998 and 1997

                                                                                            Accumulated
                                             Common     Common                                 Other
                                              Stock      Stock   Comprehensive   Retained   Comprehensive
               Description                    Shares    Amounts      Income      Earnings   (Loss) Income    Total
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                1,308,950   $7,324                     4,438             127   11,889

Comprehensive income:

  Net income                                                          $1,015       1,015                    1,015
                                                                      ------
  Other comprehensive income:
   Unrealized holding gains arising
   during the current period, net of tax                                  91
   effect of $92
                                                                      ------
      Total other comprehensive income                                    91                          91       91
                                                                      ------
  Comprehensive income                                                $1,106
                                                                      ======
Options exercised                              23,892      131                                                131

Cash dividend declared                                                              (265)                    (265)
                                          --------------------                   --------------------------------
Balance at December 31, 1997                1,332,842    7,455                     5,188             218   12,861

Comprehensive income:

   Net income                                                         $1,052       1,052                    1,052
                                                                      ------
   Other comprehensive income:
      Unrealized holding gains arising
      during the current period, net of tax
      effect of $39                                                       84
                                                                      ------
          Total other comprehensive income                                84                          84       84
                                                                      ------
   Comprehensive income                                               $1,136
                                                                      ======
Options exercised                              16,450      129                                                129

Cash dividend declared                                                              (269)                    (269)
                                          --------------------                   --------------------------------
Balance at December 31, 1998                1,349,292    7,584                     5,971             302   13,857

Comprehensive income:

   Net income                                                         $1,159       1,159                    1,159
                                                                      ------
   Other comprehensive loss:
      Unrealized holding loss arising
      during the current period, net of tax
      benefit of $410                                                   (568)
                                                                      ------
          Total other comprehensive loss                                (568)                       (568)    (568)
                                                                      ------
   Comprehensive income                                               $  640
                                                                      ======
Options exercised                              43,582      359                                                359

Stock dividend                                 40,860      490                      (490)

Cash issued in lieu of stock dividend                                                 (7)                      (7)

Cash dividend                                                                       (279)                    (279)
                                          --------------------                   --------------------------------
Balance at December 31, 1999                1,433,734   $8,433                     6,354            (266)  14,521
                                          ====================                   ================================

See accompanying notes to consolidated financial statements.

                   FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)
                 Years Ended December 31, 1999, 1998, and 1997

                                                                                         1999      1998      1997
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                      $  1,159     1,052     1,015
     Adjustments to reconcile net income to net cash flows
     provided by operating activities:
          Decrease (increase) in loans held for resale                                  1,712      (377)   (1,024)
          Gain on sale of loans                                                          (310)     (434)     (294)
          Increase (decrease) in deferred loan income                                      36       (49)      168
          Provision for other real estate owned losses                                      -       (16)       60
          Depreciation and amortization                                                 1,126     1,071     1,066
          Provision for loan losses                                                     1,051       250       (60)
          Provision for deferred taxes                                                   (689)      (52)      (28)
          (Increase) decrease in accrued interest receivable                             (134)      120      (413)
          (Decrease) increase in accrued interest payable                                 (85)      (40)      105
          Increase in cash surrender value of life insurance                             (206)     (149)        -
          Increase in other assets                                                       (503)     (145)     (492)
          Increase (decrease) in other liabilities                                        438       (59)      176
-----------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                     3,595     1,172       279

Cash flows from investing activities:
     Proceeds from maturity of held-to-maturity securities                                  -       540        70
     Proceeds from maturity of available-for-sale securities                            9,180    20,317    19,230
     Proceeds from sale of available-for-sale securities                               43,054     8,500    28,077
     Purchases of available-for-sale securities                                       (43,666)  (12,964)  (72,201)
     Increase in loans made to customers                                              (21,006)  (28,240)   (7,928)
     Proceeds from the sale of other real estate                                           11        45       285
     Purchases of bank premises, equipment and intangible assets                         (684)     (712)    3,127)
     Purchase of cash surrender value life insurance                                   (4,194)   (4,125)        -
-----------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                            (17,305)  (16,639)  (35,594)

Cash flows from financing activities:
     Net increase in deposits                                                           6,617    15,653    41,684
     Increase in other borrowings                                                       4,300         -         -
     Proceeds received upon exercise of stock options                                     359       129       131
     Dividends paid                                                                      (286)     (269)     (265)
-----------------------------------------------------------------------------------------------------------------
           Net cash provided by financing activities                                   10,990    15,513    41,550
-----------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                   (2,720)       46     6,235
Cash and cash equivalents at beginning of year                                         12,129    12,083     5,848
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                             $  9,409    12,129    12,083
=================================================================================================================
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the year for:
           Interest                                                                  $  3,784     4,068     3,680
           Income taxes                                                              $    663       677       476

     See accompanying notes to consolidated financial statements.

                   FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       December 31, 1999, 1998 and 1997

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

     Held-to-maturity securities are carried at cost, adjusted for accretion of discounts and amortization of premiums. Available-for-sale securities are recorded at fair value with unrealized holding gains and losses, net of the related tax effect reported as a separate component of stockholders' equity until realized. Effective October 1, 1998, all held-to-maturity securities with an amortized cost of $1,174,000, were transferred to the available-for-sale category when Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities was adopted. For the year ended December 31, 1997, there were no transfers between classifications.

     To the extent that the fair value of a security is below cost and the decline is other than temporary, a new cost basis is established using the current market value, and the resulting loss is charged to earnings. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective interest method.

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

     The Bank recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The fair value of the servicing assets is estimated based upon the present value of the estimated expected future cash flows. The Bank measures the impairment of the servicing asset based on the difference between the carrying amount of the servicing asset and its current fair value. As of December 31, 1999 and 1998, there was no impairment in mortgage servicing asset.

     A sale is recognized when the transaction closes and the proceeds are other than beneficial interest in the assets sold. A gain or loss is recognized to the extent that the sales proceeds and the fair value of the servicing asset exceed or are less than the book value of the loan. Additionally, the fair value of servicing rights is considered in the determination of the gain or loss.

     When servicing rights are sold, a gain or loss is recognized at the closing date to the extent that the sales proceeds, less costs to complete the sale, exceed or are less than the carrying value of the servicing rights held.

     (f)       Allowance for Loan Losses

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

     (g)       Premises and Equipment

     Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are as follows:

            Building                                     35 years
            Improvements, furniture, and equipment       3 to 10 years

     Expenditures for repairs and maintenance are charged to operations as incurred; significant betterments are capitalized. Interest expense attributable to construction-in-progress is capitalized.

     (h)       Intangible Assets

     Goodwill, representing the excess of purchase price over the fair value of net assets acquired, results from branch acquisitions made by the Bank. Goodwill is being amortized on an accelerated basis over eight years. Core deposit intangibles are amortized on an accelerated basis over eight years. Intangible assets are reviewed on a periodic basis for other than temporary impairment. If such impairment is indicated, recoverability of the asset is assessed based upon expected undiscounted net cash flows. Intangible assets totaled $900,000 and $1,182,000 at December 31, 1999 and 1998,
     respectively and are included in Other Assets.

     (i)       Other Real Estate Owned

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

     (j)       Earnings Per Share

     Basic earnings per share (EPS) includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity.

     On June 18, 1999, the Company effected a three percent stock dividend payable to stockholders of record as of June 4, 1999. All share, per share, Common Stock and stock option amounts herein have been restated to reflect the effects of the stock dividend.

     (k)       Income Taxes

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

     (l)       Statements of Cash Flows

     For purposes of the statements of cash flows, cash, non-interest bearing deposits in other banks and federal funds sold, which generally have maturities of one day, are considered to be cash equivalents.

     (m)       Impairment of Long-Lived Assets and Long-Lived Assets to Be
               Disposed Of

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

     (n)       Stock Based Compensation

     The Company accounts for its stock option plan using the intrinsic value method. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

     (o)       Reclassifications

     Certain amounts in prior years' presentations have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported income.

(2)  Restricted Cash Balances

     The Bank is required to maintain certain daily reserve balances in accordance with Federal Reserve Board requirements. Aggregate reserves of $2,340,000 and $1,855,000 were maintained to satisfy these requirements at December 31, 1999 and 1998, respectively.


(3)  Investment Securities

     Investment securities at December 31, 1999 and 1998 consisted of the following:

                                                            December 31, 1999
                                                                    Gross                Gross              Estimated
                                              Amortized            Unrealized          Unrealized            Market
                                                Cost                 Gains              Losses               Value
     ------------------------------------------------------------------------------------------------------------------
       Available for Sale
       ------------------
       U.S. Agency securities                $16,666,000             17,000             239,000              16,442,000
       Municipal securities                   12,187,000             52,000             229,000              12,010,000
       Collateralized mortgage obligations     6,627,000              5,000              62,000               6,570,000
       Other debt securities                     948,000                  -                   -                 948,000
       Investment in Federal Agency stock        126,000                  -                   -                 126,000
     ------------------------------------------------------------------------------------------------------------------
       Total                                 $36,554,000             74,000             532,000              36,096,000
     ==================================================================================================================

                                                            December 31, 1999
                                                                    Gross                Gross              Estimated
                                              Amortized            Unrealized          Unrealized            Market
                                                Cost                 Gains              Losses               Value
     ------------------------------------------------------------------------------------------------------------------
       Available for Sale
       ------------------
       U.S. Treasury securities              $ 1,000,000              3,000                  -                1,003,000
       U.S. Agency securities                 19,494,000            311,000              7,000               19,798,000
       Municipal securities                    3,635,000            175,000                  -                3,810,000
       Collateralized mortgage obligations       457,000              5,000              4,000                  458,000
       Other debt securities                   2,813,000             37,000                  -                2,850,000
       Money market mutual fund               17,602,000                  -                  -               17,602,000
       Investment in Federal Agency stock        126,000                  -                  -                  126,000
     ------------------------------------------------------------------------------------------------------------------
       Total                                 $45,127,000            531,000             11,000               45,647,000
     ==================================================================================================================

       Investment securities totaling $8,555,000 and $4,559,000 were pledged as collateral to secure Local Agency Deposits as well as treasury, tax and loan accounts with the Federal Reserve at December 31, 1999 and 1998, respectively. In addition, investment securities totaling $5,942,000 were pledged to secure deposits with the California State Treasurer at December 31, 1999.

       Proceeds from the sale of Available for Sale securities during 1999, 1998 and 1997 were $43,054,000, $8,500,000 and $28,077,000 respectively, and represented the sale of money market mutual fund shares at book value. Accordingly, no gain or loss was realized.

       Federal Agency stock dividends paid to the Company were $7,000, in 1999, 1998 and 1997.

       The amortized cost and estimated fair value of debt securities at December 31, 1999, by contractual maturity, or expected maturity where applicable, are shown below. Expected maturities will differ from contractual maturities because certain securities provide the issuer with the right to call or prepay obligations with or without call or prepayment penalties.

                                                        December 31, 1999
                                                 Amortized              Market
                                                    Cost                 Value
     -------------------------------------------------------------------------
       Due in one year or less                  $ 2,164,000          2,184,000
       Due after one year through five years     21,482,000         21,333,000
       Due after five years through 10 years      4,905,000          4,797,000
       Due after 10 years                         7,877,000          7,656,000
     -------------------------------------------------------------------------
                                                $36,428,000         35,970,000
     =========================================================================

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

       Outstanding loans consisted of the following at December 31:

                                                            1999           1998
     --------------------------------------------------------------------------
       Commercial                                   $ 89,089,000     73,195,000
       Real estate construction                       13,919,000     11,743,000
       Other real estate                               6,420,000      4,761,000
       Installment and other                           3,301,000      3,463,000
     --------------------------------------------------------------------------
                                                     112,729,000     93,162,000

       Deferred loan fees and loan sale premiums        (556,000)      (520,000)
       Allowance for loan losses                      (2,580,000)    (1,564,000)
     --------------------------------------------------------------------------
                                                    $109,594,000     91,078,000
     ==========================================================================

       Included in total loans are loans held for sale of $1,217,000 and $2,619,000 for 1999 and 1998, respectively. SBA and mortgage loans serviced by the Bank totaled $95,749,000, $66,903,000 and $45,939,000 in
       1999, 1998, and 1997, respectively.

       Changes in the allowance for loan losses were as follows:

                                                1999         1998         1997
     -------------------------------------------------------------------------
       Balance, beginning of year         $1,564,000    1,313,000    1,207,000
       Loans charged off                    (110,000)    (132,000)    (290,000)
       Recoveries                             75,000      133,000      456,000
       Provision charged to operations     1,051,000      250,000      (60,000)
     -------------------------------------------------------------------------
       Balance, end of year               $2,580,000    1,564,000    1,313,000
     =========================================================================

       Nonaccrual loans totaled $2,303,000, $248,000, and $340,000 at December 31, 1999, 1998 and 1997, respectively. Interest income which would have been recorded on nonaccrual loans was $76,000, $43,000 and $45,000, in 1999, 1998, and 1997, respectively.

       Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. At December 31, 1999 and 1998, the Bank had outstanding balances of $2,303,000 and $248,000 in impaired loans which had valuation allowances of $327,000 in 1999 and $32,000 in 1998. The average outstanding balances of impaired loans for the years ended December 31, 1999, 1998 and 1997 were $805,000, $535,000 and
       $1,150,000 respectively, on which $76,000, $40,000 and $47,000, respectively, was recognized as interest income.

       At December 31, 1999 and 1998, the collateral value method was used to measure impairment for all loans classified as impaired. Impaired loans at December 31, 1999 and 1998 consisted solely of commercial loans.

 (5) Premises and Equipment

     Premises and equipment consisted of the following at December 31:

                                                        1999              1998
     -------------------------------------------------------------------------
     Land                                        $   874,000           874,000
     Building                                      5,705,000         5,705,000
     Leasehold improvements                        1,613,000         1,477,000
     Furniture and equipment                       3,618,000         3,069,000
     -------------------------------------------------------------------------
                                                  11,809,000        11,125,000
     -------------------------------------------------------------------------
     Accumulated depreciation and amortization    (4,713,000)       (3,864,000)
     -------------------------------------------------------------------------
                                                 $ 7,096,000         7,261,000
     =========================================================================

     The Bank leases a portion of its building to unrelated parties under operating leases which expire in various years.

     The minimum future rentals to be received on noncancelable leases as of December 31, 1999 are summarized as follows:

                     Year Ending December 31,
     -------------------------------------------------------------------------
                     2000                                  $    48,000
                     2001                                        1,000
     -------------------------------------------------------------------------
                     Total minimum future rentals          $    49,000
     =========================================================================

(6)  Other Assets

     Other assets includes the cash surrender value of life insurance totaling $8,674,000 and $4,274,000 at December 31, 1999 and 1998, respectively. The cash surrender value of life insurance consists primarily of the Bank's contractual rights under single-premium life insurance policies written on the lives of certain officers and the directors of the Company and the Bank. The policies, for which the Bank is the beneficiary, were purchased in order to indirectly offset anticipated costs of certain benefits payable upon the retirement, and the death or disability of the directors and officers pursuant to deferred compensation agreements. The cash surrender value accumulates tax-free based upon each policy's crediting rate which is adjusted by the insurance company on an annual basis.

     Other real estate owned is also included in other assets and was $129,000 at December 31, 1999 and 1998. During 1997, other real estate owned of $170,000 was acquired through foreclosure as settlement for loans. There were no such acquisitions during 1999 or 1998. These amounts represent noncash transactions, and accordingly, have been excluded from the Consolidated Statements of Cash Flows.

 (7) Deposits

     The following is a summary of deposits at December 31:

                                                1999               1998
     --------------------------------------------------------------------------
     Demand                             $ 21,105,000         18,535,000
     NOW and Super NOW Accounts           39,458,000         36,181,000
     Money Market                         16,752,000         19,482,000
     Savings                              29,057,000         25,987,000
     Time, $100,000 and over              19,008,000         14,965,000
     Other  Time                          30,781,000         34,394,000
     --------------------------------------------------------------------------
                                        $156,161,000        149,544,000
     ==========================================================================

     Interest paid on time deposits in denominations of $100,000 or more was $765,000, $737,000 and $620,000 in 1999, 1998 and 1997, respectively.

     At December 31, 1999, the aggregate maturities for time deposits is as follows:

     --------------------------------------------------------------------------
     2000                                 $48,335,000
     2001                                     782,000
     2002                                     363,000
     2003                                     240,000
     2004                                      69,000
     --------------------------------------------------------------------------
     Total                                $49,789,000
     ==========================================================================

(8)  Operating Leases

     The Bank has noncancelable operating leases with unrelated parties for office space and equipment. The lease payments for future years are as follows:

     Year Ending December 31,             Lease Payments
     --------------------------------------------------------------------------
     2000                                    $108,000
     2001                                      67,000
     2002                                      52,000
     2003                                      52,000
     2004                                      44,000
     --------------------------------------------------------------------------
                                             $323,000
     ==========================================================================

     Total rental expense for operating leases was $101,000, $114,000 and $32,000 in 1999, 1998 and 1997 respectively.


(9)  Supplemental Compensation Agreements

     Effective April 3, 1999 the Company and the Bank entered into nonqualified supplemental compensation agreements with all of the directors and certain executive officers for the provision of death, disability and post-employment/retirement benefits. The agreement with directors includes elective provisions for service as a director emeritus following termination of service as a member of the Bank's Board of Directors. Directors who elect to serve as a director emeritus receive certain benefits during such period of service in addition to benefits applicable to all directors which commence upon expiration of the three year emeritus period. The Company will accrue for the compensation based on anticipated years of service and the vesting schedule provided in the agreements. The executive officer agreements are defined contribution agreements whereby the benefit accruals under the plan are the amount by which, if any, the increase in cash surrender value of the related insurance policies exceeds a predetermined profitability index. At December 31, 1999 and 1998, accrued compensation under both plans was $160,000 and $72,000, respectively. The Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." SFAS No. 132 does not change the measurement or recognition of expenses under the supplemental compensation agreements.


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

       At December 31, 1999 and 1998, financial instruments whose contract amounts represent credit risk are as follows:

                                              1999            1998
       -------------------------------------------------------------------------
       Commitments to extend credit    $24,418,000      21,290,000
       =========================================================================
       Standby letters of credit       $   892,000         156,000
       =========================================================================
       Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, other termination clauses and may require payment of a fee. Many of the commitments are expected to expire without being drawn upon and accordingly, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Upon extension of credit, the amount of collateral obtained, if any, is based on management's credit evaluation of the counter-party. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing or other real estate.

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


(11)   Other Noninterest Income

       During 1998, the Company purchased single-premium life insurance policies written on the lives of certain officers and the directors of the Company and the Bank. During 1999, one of the insurance companies converted from a mutual to a stock based company, which process is referred to as "demutualization." As a result of the demutualization, policyholders of the insurance company received shares of common stock of the insurance company. The number of shares of stock received by policyholders was based upon the cash surrender value of the individual policies. The Company received and subsequently sold the shares in December, 1999. The gain recognized upon the receipt of the stock totaled $287,000.

(12)   Other Noninterest Expense

       Other noninterest expense for the years 1999, 1998 and 1997 included the following significant items:

                                                   1999       1998        1997
       -------------------------------------------------------------------------
       Third party data processing expense   $  821,000    719,000     642,000
       Professional fees                        554,000    423,000     401,000
       Marketing                                323,000    213,000     120,000
       Intangible amortization                  282,000    372,000     479,000
       Telephone and postage                    271,000    217,000     182,000
       Supplies                                 193,000    176,000     142,000
       Directors' fees and retirement           158,000    223,000     150,000
       Printing                                 109,000    145,000     117,000
       Other                                    563,000    417,000     423,000
       -------------------------------------------------------------------------
         Total                               $3,274,000  2,905,000   2,656,000
       =========================================================================

(13)   Income Taxes

       The provision for income taxes for the years 1999, 1998 and 1997 consisted of the following:

       1999                                                                     Federal             State           Total
       --------------------------------------------------------------------------------------------------------------------
       Current                                                               $    716,000           232,000         948,000
       Deferred, net                                                             (608,000)          (65,000)       (673,000)
       --------------------------------------------------------------------------------------------------------------------
         Income tax expense                                                  $    108,000           167,000         275,000
       ====================================================================================================================

       1998
       --------------------------------------------------------------------------------------------------------------------
       Current                                                               $    252,000           144,000         396,000
       Deferred, net                                                              (12,000)          (40,000)        (52,000)
       --------------------------------------------------------------------------------------------------------------------
         Income tax expense                                                  $    240,000           104,000         344,000
       ====================================================================================================================

       1997
       --------------------------------------------------------------------------------------------------------------------
       Current                                                               $    312,000           195,000         507,000
       Deferred, net                                                               16,000           (44,000)        (28,000)
       --------------------------------------------------------------------------------------------------------------------
         Income tax expense                                                  $    328,000           151,000         479,000
       ====================================================================================================================

       Income taxes payable of $51,000 are included in other liabilities at December 31, 1999. Income taxes receivable of $117,000 are included in other assets at December 31, 1998.

       The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The reasons for these differences are as follows:

                                                             1999               1998             1997
                                                       Amount    Rate     Amount    Rate   Amount     Rate
       ----------------------------------------------------------------------------------------------------
       Federal income tax expense, at statutory
         income tax rates                           $ 488,000     34%    475,000     34%    508,000     34%
       State franchise tax expense, net of federal
         income tax benefits                          103,000      7%    100,000      7%    107,000      7%
       Tax-free interest income                      (157,000)   (11%)  (136,000)   (10%)  (147,000)   (10%)
       Change in the beginning of the year deferred
          tax asset valuation allowance               (85,000)    (6%)   (45,000)    (3%)    32,000      2%
       Other                                          (74,000)    (5%)   (50,000)    (3%)   (21,000)    (1%)
       ----------------------------------------------------------------------------------------------------
                                                    $ 275,000     19%    344,000     25%    479,000     32%
       ====================================================================================================

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1998 are presented below.

         Deferred tax assets:                                           1999                  1998
       -------------------------------------------------------------------------------------------
         Allowance for loan losses                                $  946,000               553,000
         Allowance for losses on other real estate owned              14,000                14,000
         Interest on nonaccrual loans                                121,000                60,000
         Deferred loan income                                        169,000               145,000
         Accumulated Amortization                                    326,000               260,000
         Unrealized loss on available-for-sale securities, net       192,000                     -
         Deferred compensation                                       107,000                74,000
         Alternative minimum tax credit carryforwards                      -                 2,000
         Other                                                       110,000                26,000
       -------------------------------------------------------------------------------------------
            Total gross deferred tax assets                        1,985,000             1,134,000
            Less valuation allowance                                 (35,000)             (120,000)
       -------------------------------------------------------------------------------------------

            Deferred tax assets, net of allowance                  1,950,000             1,014,000
       -------------------------------------------------------------------------------------------
         Deferred tax liabilities:
         Accumulated depreciation                                    (59,000)             (103,000)
         Deferred loan origination costs                            (267,000)             (173,000)
         Unrealized gain on available-for-sale securities, net             -              (218,000)
         Other                                                      (122,000)             (101,000)
       -------------------------------------------------------------------------------------------
            Total gross deferred tax liabilities                    (448,000)             (595,000)
       -------------------------------------------------------------------------------------------
            Net deferred tax asset                                $1,502,000               419,000
       ===========================================================================================

       The valuation allowance for deferred tax assets decreased by $85,000 and $45,000 for the years ended December 31, 1999 and 1998, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 1999 and 1998.

(14) Stockholders' Equity

     (a)  Stock Options

     In December 1982, the Board of Directors adopted the First Financial Bancorp 1982 Stock Incentive Plan. A total of 257,500 shares of the Company's common stock were reserved for issuance under the Plan. Options were granted at an exercise price not less than the fair market value of the stock at the date of grant and became exercisable over varying periods of time and expired 10 years from such date.

     In February 1991, the Board of Directors adopted the First Financial Bancorp 1991 Employee Stock Option Plan and Director Stock Option Plan. The maximum number of shares issuable under the Employee Stock Option Plan is 183,855. The maximum number of shares issuable under the Director Stock Option Plan was 56,650. Options are granted at an exercise price of at least 100% and 85% of the fair market value of the stock on the date of grant for the Employee Stock Option Plan and the Director Stock Option Plan, respectively. The 1991 Plans replaced the 1982 Plan; however, this does not adversely affect any stock options outstanding under the 1982 Plan.

     In February 1997, the Board of Directors adopted the First Financial Bancorp 1997 Stock Option Plan. The maximum number of shares issuable under the Plan is 405,003 less any shares reserved for issuance pursuant to the 1991 Plans. Options are granted at an exercise price of at least 100% and 85% of the fair market value of the stock on the date of grant for employee stock options and director stock options, respectively. The options issued in 1999 and 1997 were not issued at less than 100% of market value. The 1997 Plan replaces the 1991 Plans; however, this does not adversely affect any stock options outstanding under the 1991 Plans.

     Stock option plan activities are summarized as follows:

                                               Options Outstanding
                                                  Exercise Price
                                    Options         Per Share
     -------------------------------------------------------------


     Balance, December 31, 1996    201,545       $5.58  -   8.32

     =============================================================
       Options granted              78,795       $9.71  -  12.14
     =============================================================
       Options exercised           (24,609)      $5.58  -   8.32
     =============================================================
       Options expired             (32,659)      $6.60  -   9.71
     =============================================================

     Balance, December 31, 1997    223,072       $5.58  -  12.14
     =============================================================
       Options exercised           (16,944)      $5.58  -   6.60
     =============================================================
       Options expired             (18,051)      $6.55  -  12.14
     =============================================================

     Balance, December 31, 1998    188,077       $5.58  -  12.14
     =============================================================
       Options granted              33,900       $9.94  -  12.00
     =============================================================
       Options exercised           (44,562)      $5.58  -   8.33
     =============================================================
       Options expired             (24,013)      $5.58  -  12.14
     =============================================================

     Balance, December 31, 1999    153,402       $5.58  -  12.00
     =============================================================


     At December 31, 1999 and 1998, the weighted-average remaining contractual life of all outstanding options was 5.50 years and 5.16 years, respectively. The number of options exercisable was 117,424, 142,700 and 123,775 and the weighted-average exercise price of those options was $7.11, $7.20 and $7.22 at December 31, 1999, 1998 and 1997, respectively.

     There were no stock options granted during 1998. The per share weighted-average fair value of stock options granted during 1999 and 1997 was $3.12 and $3.03, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants as of December 31, 1999 and 1997, respectively: dividend yield of 0.00% and 2.18%; expected volatility of 18.4% and 18.4%; risk-free interest rate of 6.19% and 6.20%; and an expected life of five years in each of the years.

     No compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company's net income would have been reduced to the pro forma amounts indicated below for the period ended December 31:


                                             1999       1998        1997
     ----------------------------------------------------------------------
     Net Income
            As reported                   $1,159,000  1,052,000  $1,015,000
            Pro forma                      1,138,000  1,022,000     985,000

     Basic Net Income Per Share
            As reported                          .83        .76         .74
            Pro forma                            .81        .74         .72

     Diluted Net Income Per Share
            As reported                          .80        .72         .71
            Pro forma                            .78        .70         .69

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


     (b)  Employee Stock Ownership Plan

     Effective January 1, 1992, the Bank established the Bank of Lodi Employee Stock Ownership Plan. The plan covers all employees, age 21 or older, beginning with the first plan year in which the employee completes at least 1,000 hours of service. The Bank's annual contributions to the plan are made in cash and are at the discretion of the Board of Directors based upon a review of the Bank's profitability. Contributions for 1999, 1998 and 1997 totaled approximately $149,000, $116,000 and $98,000, respectively.

     Contributions to the plan are invested primarily in the Common Stock of First Financial Bancorp and are allocated to participants on the basis of salary in the year of allocation. Benefits become 20% vested after the third year of credited service, with an additional 20% vesting each year thereafter until 100% vested after seven years. As of December 31, 1999, the plan owned 48,000 shares of Company Common Stock. Of that amount, 3,500 shares were unallocated to participants at December 31, 1999.


     (c)  Dividends and Dividend Restrictions

     On January 20, 2000, the Company's Board of Directors declared a cash dividend of five cents per share payable on February 25, 2000, to shareholders of record on February 11, 2000.

     The Company's principal source of funds for dividend payments is dividends received from the Bank. Under applicable Federal laws, permission to pay a dividend must be granted to a bank by the Comptroller of the Currency if the total dividend payment of any national banking association in any calendar year exceeds the net profits of that year, as defined, combined with net profits for the two preceding years. At December 31, 1999, there were Bank retained earnings of $2,739,000 free of this condition.

(d)  Weighted Average Shares Outstanding

     Basic and diluted earnings per share for the years ended December 31, 1999, 1998, and 1997 were computed as follows:

                                                                 Income        Shares       Per-Share
     1999                                                     (numerator)   (denominator)    Amount
     -------------------------------------------------------------------------------------------------
     Basic earnings per share                                 $1,159,000      1,401,670        $.83
     Effect of dilutive securities                                     -         50,732           -
                                                              -------------------------
     Diluted earnings per share                               $1,159,000      1,452,402        $.80
                                                              =========================

                                                                 Income         Shares      Per-Share
     1998                                                      (numerator)  (denominator)    Amount
     -------------------------------------------------------------------------------------------------
     Basic earnings per share                                 $1,052,000      1,381,428        $.76
     Effect of dilutive securities                                     -         86,761           -
                                                              -------------------------
     Diluted earnings per share                               $1,052,000      1,468,189        $.72
                                                              =========================

                                                                Income          Shares       Per-Share
     1997                                                    (numerator)     (denominator)     Amount
     -------------------------------------------------------------------------------------------------
     Basic earnings per share                                 $1,015,000       1,363,100       $.74
     Effect of dilutive securities                                     -          70,738          -
                                                              --------------------------
     Diluted earnings per share                               $1,015,000       1,433,838       $.71
                                                              ==========================

(15) Related Party Transactions

     During the normal course of business, the Bank enters into transactions with related parties, including directors, officers, and affiliates. These transactions include borrowings from the Bank with substantially the same terms, including rates and collateral, as loans to unrelated parties. At December 31, 1999 and 1998, respectively, such borrowings totaled $1,177,000 and $1,018,000, respectively. Deposits of related parties held by the Bank totaled $363,000 and $671,000 at December 31, 1999 and 1998, respectively.

     The following is an analysis of activity with respect to the aggregate dollar amount of loans made by the Bank to directors, officers and affiliates for the years ended December 31:

                                       1999         1998
     ---------------------------------------------------------------------------
     Balance, beginning of year    $ 1,018,000     922,000
     Loans funded                    1,232,000     738,000
     Principal repayments           (1,073,000)   (642,000)
     ---------------------------------------------------------------------------
     Balance, end of year          $ 1,177,000   1,018,000
     ===========================================================================

(16) Parent Company Financial Information

     This information should be read in conjunction with the other notes to the consolidated financial statements. The following presents summary balance sheets as of December 31, 1999 and 1998, and statements of income, and cash flows information for the years ended December 31, 1999, 1998, and 1997.

     Balance Sheets:
-------------------------------------------------------------------------------------------------------
     Assets                                                                       1999          1998
-------------------------------------------------------------------------------------------------------
     Cash in bank                                                             $    76,000       121,000
     Investment securities available-for-sale, at fair value                        6,000         5,000
     Premises and equipment, net                                                   63,000        64,000
     Investment in wholly-owned subsidiaries                                   14,005,000    13,521,000
     Other assets                                                                 371,000       146,000
-------------------------------------------------------------------------------------------------------
                                                                              $14,521,000    13,857,000
=======================================================================================================

     Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------------
     Stockholders' equity
     Common stock                                                               8,433,000     7,584,000
     Retained earnings                                                          6,354,000     5,971,000
     Accumulated other comprehensive (loss) income                               (266,000)      302,000
-------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                            14,521,000    13,857,000
-------------------------------------------------------------------------------------------------------
                                                                              $14,521,000    13,857,000
=======================================================================================================

     Statements of Income:                                             1999         1998        1997
------------------------------------------------------------------------------------------------------
     Rent from subsidiary                                         $      6,000       5,000       6,000
     Interest from unrelated parties                                         -           -       2,000
     Other expenses                                                   (218,000)   (316,000)   (215,000)
     Equity in income of subsidiaries                                1,252,000   1,154,000   1,100,000
     Income tax benefit                                                119,000     209,000     122,000
------------------------------------------------------------------------------------------------------
         Net income                                               $  1,159,000   1,052,000   1,015,000
======================================================================================================

     Statements of Cash Flows:                                        1999         1998        1997
------------------------------------------------------------------------------------------------------
     Net Income                                                   $1,159,000    1,052,000    1,015,000
     Adjustments to reconcile net income to net cash
         flows provided by (used in) operating activities:
               Depreciation and amortization                           1,000        2,000        2,000
               Provision for deferred taxes                          (29,000)      27,000      (36,000)
               Decrease in other liabilities                               -       (4,000)     (23,000)
               (Increase) decrease in other assets                  (196,000)     (66,000)     (15,000)
               Increase in equity of subsidiaries                 (1,052,000)    (879,000)    (774,000)
------------------------------------------------------------------------------------------------------

     Net cash (used in) provided by operating activities            (117,000)     132,000      169,000

     Cash flows from investing activities:
          Purchases of available-for-sale securities                  (1,000)           -            -
          Proceeds from sale of available-for-sale securities              -            -       75,000
          Investment in subsidiary                                         -      (10,000)           -
------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by investing activities              (1,000)     (10,000)      75,000

     Cash flows from financing activities:
         Proceeds received upon exercise of stock options            359,000      129,000      131,000
         Dividends paid                                             (286,000)    (269,000)    (265,000)
------------------------------------------------------------------------------------------------------
     Net cash used by financing activities                            73,000     (140,000)    (134,000)
------------------------------------------------------------------------------------------------------
     Net  (decrease) increase in cash                                (45,000)     (18,000)     110,000
------------------------------------------------------------------------------------------------------
     Cash at beginning of year                                       121,000      139,000       29,000
------------------------------------------------------------------------------------------------------
     Cash at end of year                                          $   76,000      121,000      139,000
======================================================================================================

(17) Lines of Credit

     The Bank has two unsecured lines of credit with correspondent banks totaling $7,000,000 which renew annually. At December 31, 1999 the Bank had outstanding borrowings under these lines totaling $4,300,000. During 1999, the maximum amount outstanding was $4,300,000, the average balance outstanding was $176,000 and the weighted average interest rate was 6.25%. At December 31, 1998 no amounts were outstanding under these lines of credit.


(18) Regulatory Matters

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

     Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 1999, the most recent notification, the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Bank's actual capital amounts and ratios as of December 31, 1999 are as follows:

                                                                                               To Be Well Capitalized
                                                                          For Capital          Under Prompt Corrective
                                                   Actual               Adequacy Purposes        Action Provisions
                                                   Amount     Ratio      Amount     Ratio        Amount        Ratio
-----------------------------------------------------------------------------------------------------------------------
     Total Risk-based capital
     (to Risk weighted assets)                   $14,937,000  10.51%  *$11,366,000   *8.0%       *$14,208,000  *10.0%

     Tier I Capital (to Risk Weighted assets)    $13,161,000   9.26%  *$ 5,683,000   *4.0%       *$ 8,525,000  * 6.0%

     Tier I Capital (to Average Assets)          $13,161,000   7.82%  *$ 6,731,000   *4.0%       *$ 8,414,000  * 5.0%

     The Bank's actual capital amounts and ratios as of December 31, 1998 are as follows:

                                                                                               To Be Well Capitalized
                                                                          For Capital          Under Prompt Corrective
                                                   Actual               Adequacy Purposes        Action Provisions
                                                   Amount     Ratio      Amount     Ratio        Amount        Ratio
-----------------------------------------------------------------------------------------------------------------------
     Total Risk-based capital
     (to Risk weighted assets)                   $13,084,000  11.17%  *$9,371,000   *8.0%       *$11,714,000  *10.0%

     Tier I Capital (to Risk Weighted assets)    $11,620,000   9.92%  *$4,685,000   *4.0%       *$ 7,028,000  * 6.0%

     Tier I Capital (to Average Assets)          $11,620,000   7.35%  *$6,324,000   *4.0%       *$ 7,905,000  * 5.0%

(19) Fair Values of Financial Instruments

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

     Commitments to extend credit and standby letters of credit: The fair value
     -----------------------------------------------------------
     of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counter parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based upon fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counter parties at the reporting date.

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

* = Greater than

     Short term borrowings: The discounted value of contractual cash flows
     ----------------------
     at market interest rates for short term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing short term borrowings.

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

     The estimated fair values of the Company's financial instruments at December 31, are approximately as follows:

                                                                        1999
                                                               Carrying         Fair
                                                                Amount         Value
     ---------------------------------------------------------------------------------------
         Financial assets:
          Cash and due from banks and federal funds sold    $  9,409,000        9,409,000
          Investment securities                               36,096,000       36,096,000
          Loans, net                                        $109,594,000      110,061,000

         Financial liabilities:
          Deposits:
           Demand                                           $ 21,105,000       21,105,000
           Now and Super Now accounts                         39,458,000       39,458,000
           Money Market                                       16,752,000       16,752,000
           Savings                                            29,057,000       29,057,000
           Time                                               49,789,000       49,676,000
                                                            ------------     ------------
           Total deposits                                   $156,161,000      156,048,000
           Short term borrowings                            $  4,300,000        4,300,000

                                                     Contract         Carrying      Fair
                                                      Amount           Amount       Value
     -------------------------------------------------------------------------------------------
       Unrecognized financial instruments:
        Commitments to extend credit             $ 24,418,000            -         244,180
        Standby letters of credit                     892,000            -           1,000

                                                                            1998
                                                                 Carrying           Fair
                                                                  Amount           Value
     -------------------------------------------------------------------------------------------
       Financial assets:
        Cash and due from banks and federal funds sold             $ 12,129,000    12,129,000
        Investment securities                                        45,647,000    45,647,000
        Loans, net                                                 $ 91,078,000    91,948,000

       Financial liabilities:
        Deposits:
         Demand                                                    $ 18,535,000    18,535,000
         Now and Super Now accounts                                  36,181,000    36,181,000
         Money Market                                                19,482,000    19,482,000
         Savings                                                     25,987,000    25,987,000
         Time                                                        49,359,000    49,447,000
                                                                   ------------   -----------
         Total deposits                                            $149,544,000   149,632,000

                                                          Contract        Carrying      Fair
                                                           Amount           Amount      Value
     -------------------------------------------------------------------------------------------
       Unrecognized financial instruments:
        Commitments to extend credit                  $  21,290,000            -      213,000
        Standby letters of credit                           156,000            -        2,000

(20) Legal Proceedings

     The bank is involved in various legal actions arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters will not have a material effect on the Bank's financial condition, results of operations, or liquidity.


(21) Derivative Financial Instruments

     As of December 31, 1999 and 1998, the Company has no off-balance sheet derivatives. The Company held $6,627,000 and $457,000 in collateralized mortgage obligations and $0 and $500,000 in structured notes as of December 31, 1999 and 1998 respectively. These investments are held in the available for sale portfolio.


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

(23) Quarterly Financial Information (Unaudited)

     -------------------------------------------------------------------------------------------------------------------------------
     (in thousands, except per share data and price range of common stock)     March 31,     June 30,    September 30,  December 31,
     -------------------------------------------------------------------------------------------------------------------------------
     1999
     ----
     Interest income                                                     $      2,958        2,976          3,226         3,366
     Net interest income                                                        2,020        2,065          2,322         2,420
     Provision for loan losses                                                    100          101            200           650
     Noninterest income                                                           485          480            563           933
     Noninterest expense                                                        1,989        2,188          2,274         2,352
     Income before taxes                                                          416          256            411           351
     Net income                                                                   273          178            335           373
     Basic earnings per share                                                     .18          .13            .24           .28
     Diluted earnings per share                                                   .17          .12            .22           .29
     Dividends paid per share                                                     .05          .05            .05           .05
     Price range, common stock                                            12.25-11.00  12.50-11.00    12.50-10.63    11.00-9.12
     -------------------------------------------------------------------------------------------------------------------------------
     1998
     ----
     Interest income                                                     $      2,749        2,739          2,914         3,106
     Net interest income                                                        1,784        1,678          1,865         2,153
     Provision for loan losses                                                     30           30             60           130
     Noninterest income                                                           416          439            490           533
     Noninterest expense                                                        1,834        1,851          1,909         2,118
     Income before taxes                                                          336          236            386           438
     Net income                                                                   230          181            300           341
     Basic earnings per share                                                     .15          .13            .22           .26
     Diluted earnings per share                                                   .14          .12            .20           .26
     Dividends paid per share                                                     .05          .05            .05           .05
     Price range, common stock                                            13.25-13.00  14.50-13.63    14.63-13.25   13.38-12.00
     -------------------------------------------------------------------------------------------------------------------------------

The loan loss provision for 1999 totaled $1,051,000 and represents an increase of $801,000 (320%) over 1998. The reason for the increase is attributable primarily to two factors; the primary factor being the continued year-over-year increase in the loan portfolio. Secondly, during the fourth quarter of 1999, the Company became aware of the deteriorating condition in the credit quality of a few specific loans. As a result, the provision for loan losses totaled $650,000 during the fourth quarter of 1999.

See Note 11 for information regarding the increase in noninterest income during the fourth quarter of 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

                                         FIRST FINANCIAL BANCORP

                                           /s/ LEON J. ZIMMERMAN
                                         -----------------------
                                         Leon J. Zimmerman
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                 Capacity                           Date
                                                 --------                           ----
   /s/ BENJAMIN R. GOEHRING       Director and Chairman of the Board           March 30, 2000
-------------------------------
Benjamin R. Goehring

   /s/ WELDON D. SCHUMACHER       Director and Vice Chairman of the Board      March 30, 2000
-------------------------------
Weldon D. Schumacher

   /s/ BOZANT KATZAKIAN           Director                                     March 30, 2000
-------------------------------
Bozant Katzakian

   /s/ ANGELO J. ANAGNOS          Director                                     March 30, 2000
-------------------------------
Angelo J. Anagnos

   /s/ STEVE M. COLDANI           Director                                     March 30, 2000
-------------------------------
Steve M. Coldani

   /s/ DAVID M. PHILIPP           Director                                     March 30, 2000
-------------------------------
Michael D. Ramsey

   /s/ LEON J. ZIMMERMAN          Director, President and                      March 30, 2000
-------------------------------
Leon J. Zimmerman                 Chief Executive Officer
                                  (Principal Executive Officer)

   /s/ ALLEN R. CHRISTENSON       Senior Vice President,                       March 30, 2000
-------------------------------
Allen R. Christenson              Chief Financial Officer and Secretary
                                  (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

     Exhibit                                                               Page
     -------                                                               ----


       23                Consent of Expert                                   59

       27      Financial Data Schedule (electronic submission only)