Form 10-Q
period 2000-03-31
FIRST FINANCIAL BANCORP /CA/
filed 2000-05-15
CIK 729502

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

                       For the period ended March 31, 2000

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

                            [ X ] Yes         [   ] No

     As of May 8, 2000 there were 1,445,034 shares of Common Stock, no par value, outstanding.

================================================================================




                             FIRST FINANCIAL BANCORP

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
                                     PART I

Item 1.           Financial Statements ....................................................  1

Item 2.           Management's Discussion  and Analysis of Financial Condition and
                  Results of Operations ...................................................  6

Item 3.           Quantitative and Qualitative Disclosures about Market Risk............... 11



                                     PART II

Item 1.           Legal Proceedings ....................................................... 11

Item 2.           Changes in Securities ................................................... 11

Item 3.           Defaults Upon Senior Securities ......................................... 11

Item 4.           Submission of Matters to a Vote of Security Holders ..................... 11

Item 5.           Other Information ....................................................... 11

Item 6.           Exhibits and Reports on Form 8-K ........................................ 11



ITEM 1. FINANCIAL STATEMENTS

                                              FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                                     Consolidated Balance Sheets
                                                 (in thousands except share amounts)

                                                                                                      Mar. 31              Dec. 31
                                                                                                         2000                1999
                                                                                                      ---------           ---------
Assets

Cash and due from banks                                                                               $   9,654           $   9,309
Federal funds sold                                                                                        1,300                 100
Investment securities available for sale, at fair value                                                  35,019              36,096


Loans                                                                                                   111,221             112,174
Less allowance for loan losses (Note 3)                                                                   2,617               2,580
                                                                                                      ---------           ---------

  Net loans                                                                                             108,604             109,594

Bank premises and equipment, net                                                                          7,198               7,096
Accrued interest receivable                                                                               1,373               1,487
Other assets                                                                                             12,966              12,652
                                                                                                      ---------           ---------

                                                                                                      $ 176,114           $ 176,334
                                                                                                      =========           ==========
Liabilities and Stockholders' Equity

Liabilities:
    Deposits

       Noninterest bearing                                                                            $  19,471           $  21,054
       Interest bearing                                                                                 141,025             135,107
                                                                                                      ---------           ---------

          Total deposits                                                                                160,496             156,161


    Accrued interest payable                                                                                294                 304
    Short term borrowings                                                                                  --                 4,300
    Other liabilities                                                                                       556               1,048
                                                                                                      ---------           ---------

          Total liabilities                                                                             161,346
                                                                                                                            161,813

Stockholders' equity:

     Common stock - no par value; authorized 9,000,000 shares, issued and outstanding in 2000 and 1999, 1,445,034 and 1,433,734,
          respectively                                                                                    8,518               8,433
    Retained earnings                                                                                     6,627               6,354

     Accumulated other comprehensive loss                                                                  (377)               (266)
                                                                                                      ---------           ---------

          Total stockholders' equity                                                                     14,768              14,521
                                                                                                      ---------           ---------


                                                                                                      $ 176,114           $ 176,334

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                     (in thousands except per share amounts)

                                                    Three Months Ended March 31,
                                                                 2000      1999
                                                                ------    ------

                                                   (Dollar amounts in thousands,
                                                       except per share amounts)

Interest income:

   Loans, including fees                                        $2,564    $2,246
   Investment securities:
            Taxable                                                453       580
            Exempt from Federal taxes                              137        52
   Federal funds sold                                               42        80
                                                                ------    ------

            Total interest income                                3,196     2,958

Interest expense:

   Deposit accounts                                              1,035       938
                                                                ------    ------

            Net interest income                                  2,161     2,020

Provision for loan losses                                           35       100
                                                                ------    ------

            Net interest income after provision for loan         2,126     1,920
losses

Noninterest income:

    Service charges                                                315       208
    Premiums and fees from SBA and mortgage operations             190       216
    Miscellaneous                                                  157        61
                                                                ------    ------

            Total noninterest income                               662       485

Noninterest expense:

    Salaries and employee benefits                               1,118       932
    Occupancy                                                      201       199
    Equipment                                                      179       156
    Other                                                          841       702
                                                                ------    ------

            Total noninterest expense                            2,339     1,989
                                                                ------    ------

            Income before provision for income taxes               449       416

Provision for income taxes                                         103       143
                                                                ------    ------

            Net income                                          $  346    $  273
                                                                ======    ======
            Net income per share:

            Basic (Note 2)                                      $ 0.23    $ 0.19
                                                                ======    ======
            Diluted (Note 2)                                    $ 0.22    $ 0.19
                                                                ======    ======

See accompanying notes.


                                   FIRST FINANCIAL BANCORP AND SUBSIDIARIES

                   Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                      (in thousands except share amounts)

Three Months Ended March 31, 1999

                                                                                           Accumulated
                                        Common       Common                                   Other
                                         Stock        Stock     Comprehensive   Retained  Comprehensive
            Description                 Shares       Amounts        Income      Earnings     Income          Total
------------------------------------- ------------ ------------ --------------- -------- ---------------- ------------
Balance at December 31, 1998            1,349,292     $  7,584                    5,971              302       13,857


Comprehensive income:

   Net income                                                        $     273      273                           273
                                                                ---------------
   Other comprehensive loss:
      Unrealized holding losses on
      securities available for sale
      arising during the current period,
      net of tax benefit of $48                                            (98)
                                                                ---------------
          Total other comprehensive loss                                   (98)                      (98)         (98)
                                                                ===============
   Comprehensive income                                              $     175
                                                                ===============
Options exercised                          30,525          206                                                    206
Cash dividend declared                                                              (68)                          (68)
                                      ============ ============                 ======== ================ ============
Balance at March 31, 1999               1,379,817     $  7,790                    6,176              204       14,170
                                      ============ ============                 ======== ================ ============



Three Months Ended March 31, 2000

                                                                                           Accumulated
                                        Common       Common                                   Other
                                         Stock        Stock     Comprehensive   Retained  Comprehensive
            Description                 Shares       Amounts        Income      Earnings      Loss           Total
------------------------------------- ------------ ------------ --------------- -------- ---------------- ------------
                                        1,433,734     $  8,433                    6,354             (266)      14,521
Balance at December 31, 1999

Comprehensive income:

   Net income                                                   $          346      346                           346
                                                                ---------------
   Other comprehensive loss:
      Unrealized holding losses on
      securities available for sale
      arising during the current period,
      net of tax benefit of $81                                           (111)
                                                                ---------------
          Total other comprehensive loss                                  (111)                     (111)        (111)
                                                                ===============
   Comprehensive income                                         $          235
                                                                ===============
Options exercised                          11,300           85                                                     85
Cash dividend                                                                       (73)                          (73)
                                      ============ ============                 ======== ================ ============
Balance at March 31, 2000               1,445,034     $  8,518                    6,627             (377)      14,768
                                      ============ ============                 ======== ================ ============

See accompanying notes.

                                              FIRST FINANCIAL BANCORP AND SUBSIDIARIES

                                                Consolidated Statements of Cash Flows
                                                           (in thousands)
                                                    Three Months Ended March 31,

                                                                                                            2000              1999
                                                                                                         --------          --------
Cash flows from operating activities:

Net income

     Adjustments  to  reconcile  net  income to net cash  provided  by (used in)
     operating activities:                                                                               $    346          $    273

          Decrease in loans held for sale                                                                    (193)           (2,164)
          Increase (decrease) in deferred loan income                                                           8               (11)
          Depreciation and amortization                                                                       309               266
          Provision for loan losses                                                                            35               100
          Decrease in accrued interest receivable                                                             114               289
          Decrease in accrued interest payable                                                                (10)              (54)
          Decrease in other liabilities                                                                      (492)              (83)
          Increase in cash surrender value of life insurance                                                 (108)              (29)
          Decrease (increase) in other assets                                                                 711               (10)
                                                                                                         --------          --------
          Net cash provided by (used in) operating activities                                                 720            (1,423)


Cash flows from investing activities:

    Proceeds from maturity of available-for-sale securities                                                 1,733             6,313
    Proceeds from sale of available-for-sale securities                                                      --                 750
    Purchases of available-for-sale securities                                                               (899)           (8,150)
    Net decrease in loans made to customers                                                                 1,140             4,256
    Proceeds from sale of other real estate                                                                    10              --
    Purchase of cash surrender value life insurance                                                          (900)             --
    Purchases of bank premises and equipment                                                                 (306)             (159)
                                                                                                         --------          --------

                  Net cash provided by investing activities                                                   778             3,010


Cash flows from financing activities:

    Net increase (decrease) in deposits                                                                     4,335            (1,203)
    Decrease in other borrowings                                                                           (4,300)             --
    Dividends paid                                                                                            (73)              (68)
    Proceeds from issuance of common stock                                                                     85               206
                                                                                                         --------          --------
                  Net cash provided by (used in) financing activities                                          47            (1,065)
                  Net increase in cash and cash equivalents                                                 1,545               522

Cash and cash equivalents at beginning of period                                                            9,409            12,129
                                                                                                         --------          --------

Cash and cash equivalents at end of period                                                               $ 10,954          $ 12,651
                                                                                                         ========          ========
Supplemental Discolsures of Cash Flow Information:

    Cash paid for interest payments                                                                      $  1,045               992
    Cash paid for taxes                                                                                  $    120                50


See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999

(1) Summary of Significant Accounting Policies

     The accounting and reporting policies of First Financial Bancorp (the Company) and its subsidiaries, Bank of Lodi, N.A., (the Bank) and Western Auxiliary Corporation (WAC) conform with generally accepted accounting principles and prevailing practices within the banking industry. In preparing the consolidated financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expense for the period. Actual results could differ from those estimates applied in the preparation of the consolidated financial statements. There were no new accounting standards adopted during the current period.

(2) Weighted Average Shares Outstanding

     Per share information is based on weighted average number of shares of common stock outstanding during each three-month period after giving retroactive effect for the five percent stock dividend declared for shareholders of record May 9, 2000, payable May 23, 2000. Basic earnings per share (EPS) is computed by dividing net income available to shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to shareholders by the weighted average common shares outstanding during the period plus potential common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.


     Basic and diluted earnings per share for the three months ended March 31, 2000 and 1999 were computed as follows:

                                                                         Income              Shares        Per-Share
         Three months ended March 31, 2000                             (numerator)       (denominator)       Amount
         ---------------------------------------------------------- ------------------ ------------------- ----------
         Basic earnings per share                                           $ 346,000           1,509,565      $ .23
         Effect of dilutive securities                                              -              32,240          -
                                                                    ------------------ -------------------
         Diluted earnings per share                                         $ 346,000           1,541,805      $ .22
                                                                    ================== ===================

                                                                         Income              Shares        Per-Share
         Three months ended March 31, 1999                             (numerator)       (denominator)       Amount
         ---------------------------------------------------------- ------------------ ------------------- ----------
         Basic earnings per share                                           $ 273,000           1,423,873      $ .19
         Effect of dilutive securities                                              -              48,769          -
                                                                    ------------------ -------------------
         Diluted earnings per share                                         $ 273,000           1,472,642      $ .19
                                                                    ================== ===================


(3) Allowance for Loan Losses

                                                     Quarter            Year
                                                       Ended            Ended
                                                     3/31/00          12/31/99
                                                    ----------      ---------

         Balance at beginning of period             $ 2,580,000     1,564,000
            Loans charged off                            (4,000)     (110,000)
            Recoveries                                    6,000        75,000
            Provisions charged to operations             35,000     1,051,000
                                                    ----------      ---------
         Balance at end of period                   $ 2,617,000     2,580,000
                                                    ===========     =========

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

The following discussion addresses information pertaining to the financial condition and results of operations of the Company that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 1 through 5, as well as other information presented throughout this report.

Changes in Financial Condition

Consolidated total assets at March 31, 2000 were decreased approximately $200,000 from December 31, 1999. While non-interest bearing deposits decreased by $1.6 million or 7.5% during the first quarter, interest bearing deposits increased $5.9 million or 4.4%. The decrease in non-interest bearing deposits is consistent with historical trends which reflect a seasonal decline in deposits during the first quarter that is typically associated with the local agricultural industry. The increase in interest bearing deposits is the direct result of a certificate of deposit campaign initiated by the company during the month of February, 2000. During that time, the Company increased total certificates of deposit by approximately $6.3 million. The primary purpose of the Certificate of Deposit campaign was not to generate new deposits. Rather, the purpose was to bring new account relationships to the Company while introducing a sales type culture to the company's employees. As part of the campaign, the Company initiated an employee referral and incentive program designed to promote individual sales activity.

The loan portfolio decreased by 1%, or $1 million, from December 31, 1999 to March 31, 2000. The decrease reflects the sale of approximately $1.2 million in Small Business Administration ("SBA") and mortgage loans which were held for sale to the secondary market at December 31, 1999. At March 31, 2000, the Bank did not have any loans held for sale to the secondary market. The portion of the commercial loan portfolio consisting of agriculture loans started to increase towards the end of 1999 and decreased by approximately $750,000 during the first quarter of 2000. Agriculture lines of credit are cyclical in nature as historically borrowers draw on their lines of credit in the Spring. It is anticipated that the agriculture loans will peak to $21 million in the Summer before payoffs occur in the Fall. At March 31, 2000, agricultural loans totaled approximately $17.1 million. Real estate and construction loans increased 3%, and 4%, respectively, from the end of 1999. Commercial (excluding agriculture loans), mortgage and SBA loans decreased 9%, 12%, and 2%, respectively, during the first quarter.

The allowance for loan losses (the "allowance") is established through a provision for possible loan losses charged to expense. The allowance at March 31, 2000 was in excess of the December 31, 1999 allowance by $37 thousand, or 1.4%, as a result of a provision for $35 thousand and net recoveries of $2 thousand. Nonperforming loans increased by $2.3 million, to $4.6 million from December 31, 1999 to March 31, 2000, and the allowance for loan losses to nonperforming loan coverage ratio decreased to 0.57 times from 2.74 times. The increase in nonaccrual loans was primarily attributable to three loans totaling approximately $1.8 million. Management believes that the allowance at March 31, 2000 is adequate to absorb known and reasonably estimated loan losses. However, there can be no assurances that future economic events may negatively impact the Bank's borrowers, thereby causing loan losses to exceed the current allowance. The following tables depict activity in the allowance for loan losses and allocation of reserves for and at the three and twelve months ended March 31, 2000 and December 31, 1999, respectively:

Analysis of the Allowance for Loan

Losses

                                                       Quarter            Year
                                                        Ended            Ended
                                                       3/31/00          12/31/99
                                                       -------          -------

Balance at beginning of period                         $ 2,580            1,564
Charge-offs:
   Commercial                                             --                (90)
   Real estate                                            --               --
   Consumer                                                 (4)             (20)
                                                       -------          -------
   Total charge-offs                                        (4)            (110)
Recoveries:
   Commercial                                             --                 68
   Real estate                                            --               --
   Consumer                                                  6                7
                                                       -------          -------
   Total recoveries                                          6               75
                                                       -------          -------
Net recoveries (charge-offs)                                 2              (35)
Provision charged to operations                             35            1,051
                                                       -------          -------
Balance at end of period                               $ 2,617            2,580
                                                       =======          =======




Allocation of the Allowance for Loan Losses

                      3/31/00        3/31/00           12/31/99         12/31/99
Loan Category        Amount        % of Loans           Amount        % of Loans
-------------       ------         ----------           ------        ----------
Commercial                647         78.69%              538           79.03%
Real Estate               301         18.34%              366           18.04%
Consumer                    2          2.97%                1            2.93%
Unallocated             1,667            N/A            1,675              N/A
                    ---------        ------             -----          ------
                    $   2,617        100.00%            2,580          100.00%
                    =========        ======             =====          ======

Investments

Investment in bonds decreased by $1.1 million, or 3%, from December 31, 1999 to March 31, 2000. The decline represents matured bonds and securities contractually called by issuers. The matured and called bonds over the first quarter of 2000 were reinvested primarily in Federal funds in order to avoid market risk over the short-term before funding loans.

Equity

Consolidated equity increased by $247 thousand from December 31, 1999 to March 31, 2000. Consolidated equity represented 8.39% and 8.23% of consolidated assets at March 31, 2000 and December 31, 1999, respectively. Stock option exercises during the three months ended March 31, 2000 increased equity by $85 thousand. The increase in equity from earnings of $346 thousand for the three months ended March 31, 2000 exceeded reductions from dividend payments of $73 thousand and a reduction to equity of $111 thousand to reflect the after-tax market value decline of the available-for-sale investment securities portfolio. The decrease in the investment security portfolio's market value reflects the increase in the level market interest rates at March 31, 2000 compared to December 31, 1999.

The total risk-based capital ratio for the Company's wholly owned subsidiary, Bank of Lodi was 10.79% at March 31, 2000 compared to 10.51% at December 31, 1999. The increase in the total risk-based capital ratio is largely a function of the increased earnings of the Company. For each dollar in new loans, risk-weighted assets increase by eighty cents. The Bank's leverage capital ratio was 7.73% at March 31, 2000 versus 7.82% at December 31, 1999. The capital ratios are in excess of the regulatory minimums for a well-capitalized bank.

Changes in Results of Operations- Three Months ended March 31, 2000

Summary of Earnings Performance

-------------------------------------------------------------------------------
                                   For the three months ended March 31:

                                   --------------------------------------------
                                                 2000                     1999
                                                 ----                     ----
Net income (in thousands)                       $ 346                      273
------------------------------------------------------ ------------------------
Basic net income per share                      $ .23                      .19
Diluted net income per share                      .22                      .19
Return on average assets                        0.79%                    0.68%
Return on average equity                        9.46%                    7.90%
Dividend payout ratio                          20.58%                   24.91%
------------------------------------------------------ ------------------------
------------------------------------------------------ ------------------------
Average equity to average assets                8.34%                    8.55%
------------------------------------------------------ ------------------------


Net income for the quarter increased 27% compared to the first quarter of 1999. Net interest income increased by 7% as a result of an increase in total average loans combined with an overall increase in interest rates. Noninterest income increased by 37%, while noninterest expense increased by 18%. Based upon the net income for the three months ended March 31, 2000, the Company's board of directors declared a 5% stock dividend payable May 23, 2000 to shareholders of record on May 9, 2000.

Net Interest Income

The following table provides a detailed analysis of the net interest spread and net interest margin for the periods indicated:

          -------------------------------------- ------------------------------- --------------------------------

                                                     For the Quarter Ended            For the Quarter Ended
                                                         March 31, 2000                  March 31, 1999
                                                         (in thousands)                  (in thousands)

          -------------------------------------- ------------------------------- --------------------------------

                                                 Average     Income/             Average     Income/
                                                  Balance   Expenses   Yield(1)   Balance    Expenses   Yield(1)
                                                  -------   --------   --------   -------    --------   --------

          Earning Assets:

          Investment securities (1)               $ 45,150        590     5.18%   $ 48,425         632     5.29%

          Federal funds sold                         2,880         42     5.76%      6,796          80     4.77%

          Loans (2)                                111,250      2,564     9.14%     92,137       2,246     9.89%
                                                   -------      -----     -----     ------       -----     -----

                                                  $159,280      3,196     7.96%   $147,358       2,958     8.14%
                                                 =========      =====     ====    ========        ===      ====

          Liabilities:

          Noninterest bearing deposits            $ 19,320         --        --   $ 18,098          --        --

          Savings, money market, & NOW deposits     83,820        335     1.59%     80,748         330     1.66%

          Time deposits                             51,890        620     4.74%     50,071         608     4.92%

          Other borrowings                           5,336         80
                                                 ---------      -----

          Total Liabilities                      $ 160,366      1,035     2.56%   $148,917        938      2.55%
                                                 =========      =====     ====    ========        ===      ====

          Net Interest Spread                                             5.40%                            5.59%
                                                                          =====                            =====
          -------------------------------------- ---------- ---------- --------- ---------- ----------- ---------

                                                 Earning     Income              Earning      Income
                                                  Assets    (Expense)   Yield     Assets    (Expense)    Yield
                                                  ------    ---------   -----     ------    ---------    -----

          Yield on average  earning assets        $159,280      3,196     8.14%   $147,358       2,958     8.14%

          Cost of funding average earning         $159,280    (1,035)   (2.56%)   $147,358       (938)   (2.58%)
                                                              -------   -------                  -----   -------
          assets

          Net Interest Margin                     $159,280      2,161     5.40%   $147,358       2,020     5.56%
                                                                =====     =====                  =====     =====
          -------------------------------------- ---------- ---------- --------- ---------- ----------- ---------

         (1) Yield for period annualized on actual number of days in period and based on a 365-day year.

         (2) Income on tax-exempt securities has not been adjusted to a tax equivalent basis.

         (3) Nonaccrual loans are included in the loan totals for each period; however, only collected interest on such loans is included in interest income.

Net interest income for the first quarter of 2000 increased by $141 thousand, or 7%, over the same quarter of 1999. The net interest margin of 5.40% was a decrease from the 5.56% for the first quarter of 1999, primarily as a result of interest forgone on nonaccrual loans. During the first quarter of 2000, interest income of $71 thousand was forgone as a result of loans placed on nonaccrual during the quarter. The Company increased it tax exempt investment portfolio and experienced corresponding reductions in money market funds. While the increase in municipal securities reduced the pretax investment yield, it has reduced the Company's overall effective tax rate. The Company's cost of funds have remained relatively unchanged.

Loan yields for the first quarter of 2000 were 75 basis points lower from a year ago, while average loans increased by $19.1 million, or 21%, over the prior year. As a percentage of total earning assets, average loans outstanding were 70% compared to 63% at the end of the first quarter of 1999 and 69% at year-end 1999. The increased mix of loans in earning assets helped to offset the effect of declining market yields in investments. The growth in average loans was the result of persistent business development efforts on the part of the banks officers and employees in both existing and new-branch markets and favorable economic conditions that have stimulated mortgage demand and real estate activity. The decline in loan yields was negatively impacted as a result of the $2.3 million in loans placed on nonaccrual during the period.

Average deposits for the three months ended March 31, 2000 increased by $6 million, or 4%, compared to the prior year quarter. Average noninterest bearing deposits have kept pace with the growth in interest bearing deposits from a year ago and continue to make up 12% of average total deposits. This has helped to keep down the cost of funding earning assets. Average certificates of deposit were 33% of average deposits for the three months ended March 31, 2000 and for the same period in the prior year quarter.

Provision for Loan Losses

The Bank provided $35 thousand to the allowance in the first quarter of 2000 which is attributable to general loss reserves that have been established in connection with loan portfolio growth. The allowance for loan losses is discussed above under Changes in Financial Condition.

Noninterest Income

Noninterest income for the first quarter of 2000 increased by $177 thousand, or 37%, over the same period last year. Of the increase, $107 thousand is attributable to increases on service charges on deposit accounts. The increase in service charge income comes as a result of a 4% increase in average demand and savings accounts combined with general increases in deposit product pricing.

Income from the sale and servicing of loans decreased by $26 thousand, or 12%, compared to the prior year quarter. The decreased income from the sale and servicing of loans is due to a general decline in these markets as compared to the same quarter of 1999.

Noninterest Expenses

Noninterest expenses increased by $350 thousand, or 18%, compared to the prior year quarter. Personnel expense increased $186 thousand, or 20%, as a result of additions to staff during the year combined with general merit increases for existing personnel. Occupancy expense increased $2 thousand or 1%. Equipment expense increased $23 thousand, or 15%, as a result of depreciation of new equipment. Other noninterest expense increased $139 thousand, or 20%, primarily as a result of an increase of $82 thousand in marketing expense and an increase of $44 thousand in consulting fees. The increase in marketing expense resulted from efforts initiated to promote the Bank, its products and services. The increase in consulting fees resulted from the Bank's strategic efforts to increase revenue sources and the utilization of technology.

Basis of Presentation

First Financial Bancorp is the holding company for Bank of Lodi, N.A. and Western Auxiliary Corporation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three months ended March 31, 2000 are not necessarily indicative of the results which may be expected for the year ended December 31, 1999. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 1999 Annual Report to Shareholders.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While there are several varieties of market risk, the market risk material to the Company and the Bank is interest rate risk. Within the context of interest rate risk, market risk is the risk of loss due to changes in market interest rates that have an adverse effect on net interest income, earnings, capital or the fair value of financial instruments. Exposure to this type of risk is a regular part of a financial institution's operations. The fundamental activities of making loans, purchasing investment securities, and accepting deposits inherently involve exposure to interest rate risk. The Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. As of and for the three months ended March 31, 2000, there were no material changes in the market risk profile of the Company or the Bank as described in the Company's 2000 Form 10-K.

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

                     10(i) Executive Supplemental Compensation Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and Leon J.
                                    Zimmerman, filed as Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

                     10(j) Life Insurance Endorsement Method Split Dollar Plan Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and Leon
                                    J. Zimmerman, filed as Exhibit 10(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

                     10(k) Life Insurance Endorsement Method Split Dollar Plan Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and David M. Philipp, filed as Exhibit 10(m) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

                     10(l) Form of Director Supplemental Compensation Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Benjamin R. Goehring, Michael D. Ramsey, Weldon D. Schumacher and Dennis R. Swanson, filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

                     10(m) Form of Life Insurance Endorsement Method Split Dollar Plan Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Benjamin R. Goehring, Michael D. Ramsey, Weldon D. Schumacher and Dennis R. Swanson, filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

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

                     27             Financial    Data    Schedule    (electronic
                                    submission only).

   (b)           Reports on Form 8-K

                     Form 8-K dated March 28, 2000 announcing fourth quarter and full year 1999 financial results and cash dividend.


                     Form 8-K dated April 25, 2000 announcing first quarter 2000 financial results and five percent stock dividend.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FIRST FINANCIAL BANCORP

Date: May 8, 2000                           /s/ Leon J. Zimmerman
                                            --------------------------
                                            Leon J. Zimmerman
                                            President & CEO