Form 10-Q
period 2000-06-30
FIRST FINANCIAL BANCORP /CA/
filed 2000-08-14
CIK 729502

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       For the period ended June 30, 2000

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

                                                           [X] Yes    [ ] No

         As of August 4, 2000 there were 1,516,798 shares of Common Stock, no par value, outstanding.

================================================================================

                             FIRST FINANCIAL BANCORP

                                    FORM 10-Q

            FOR THE QUARTER AND SIX MONTH PERIOD ENDED JUNE 30, 2000
                                TABLE OF CONTENTS
                                                                                          Page
                                                                                          ----
                                     PART I
Item 1.  Consolidated Financial Statements and Notes to Consolidated
         Financial Statements...................................................            1

Item 2.  Management's Discussion  and Analysis of Financial Condition and
         Results of Operations..................................................            8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............           16


                                     PART II

Item 1.  Legal Proceedings......................................................           16

Item 2.  Changes in Securities..................................................           16

Item 3.  Defaults Upon Senior Securities........................................           16

Item 4.  Submission of Matters to a Vote of Security Holders ...................           16

Item 5.  Other Information......................................................           16

Item 6.  Exhibits and Reports on Form 8-K.......................................           16

                                               i

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                     Consolidated Balance Sheets
                                             (Unaudited)
                                 (in thousands except share amounts)
                                                                     June 30,           December 31,
                                                                       2000                1999
                                                                  --------------      ---------------

 Assets

-----------------------------------------------------------------
 Cash and due from banks                                               $   9,391            $   9,309
 Federal funds sold                                                        5,500                  100

 Investment securities:
 Available-for-sale, at fair value                                        35,187               36,096

 Loans                                                                   116,877              112,174
 Less: allowance for loan losses                                          (2,668)              (2,580)
                                                                  --------------       --------------
 Net loans                                                               114,209              109,594

 Bank premises and equipment, net                                          7,105                7,096
 Accrued interest receivable                                               1,709                1,487
 Other assets                                                             13,108               12,652
                                                                  --------------       --------------
 Total Assets                                                          $ 186,209            $ 176,334
                                                                  ==============       ==============

 Liabilities and Stockholders' Equity

-----------------------------------------------------------------

 Liabilities:
 Deposits:
 Non-interest bearing                                                  $  20,745            $  21,054
 Interest bearing                                                        141,022              135,107
                                                                  --------------       --------------
 Total deposits                                                          161,767              156,161

 Accrued interest payable                                                    307                  304
 Short term borrowings                                                     8,347                4,300
 Other liabilities                                                           563                1,048
                                                                  --------------       --------------
 Total liabilities                                                       170,984              161,813

 Stockholders' equity:
 Common stock - no par value; authorized 9,000,000
 shares, issued and outstanding in 2000 and 1999,
 1,516,798 and 1,433,734 respectively                                      9,250                8,433
 Retained earnings                                                         6,090                6,354
 Accumulated other comprehensive loss                                       (115)                (266)
                                                                  --------------       --------------
 Total stockholders' equity                                               15,225               14,521
                                                                  --------------       --------------
 Total Liabilities and Stockholders' Equity                            $ 186,209            $ 176,334
                                                                  ==============       ==============

See accompanying notes.

                                              FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                                  Consolidated Statements of Income
                                                             (Unaudited)
                                              (in thousands, except per share amounts)

                                                                            Three Months Ended                Six Months Ended
                                                                                  June 30,                         June 30,
                                                                          ------------------------          -----------------------
                                                                            2000             1999             2000            1999
                                                                          -------          -------          -------         -------
Interest income:
    Loans, including fees                                                 $ 2,657          $ 2,317          $ 5,221         $ 4,563
    Investment securities:
       Taxable                                                                417              555              870           1,135
       Exempt from federal taxes                                              140               52              277             104
    Federal funds sold                                                         64               52              106             132
                                                                          -------          -------          -------         -------
            Total interest income                                           3,278            2,976            6,474           5,934

Interest expense:
    Deposit accounts                                                          981              911            2,016           1,849
    Short term borrowings                                                     174             --                174            --
                                                                          -------          -------          -------         -------
            Total interest expense                                          1,155              911            2,190           1,849
                                                                          -------          -------          -------         -------
        Net interest income                                                 2,123            2,065            4,284           4,085


Provision for loan losses                                                      65              101              100             201
                                                                          -------          -------          -------         -------
        Net interest income after provision for
           loan losses                                                      2,058            1,964            4,184           3,884
Non-interest income:
     Service charges                                                          329              239              644             447
     Premiums and fees from SBA and mortgage
         operations                                                           137              162              327             378
     Miscellaneous                                                            163               79              320             140
                                                                          -------          -------          -------         -------
        Total non-interest income                                             629              480
                                                                                                              1,291             965

Non-interest expense:
     Salaries and employee benefits                                         1,119              980            2,237           1,912
     Occupancy                                                                262              186              463             385
     Equipment                                                                131              151              310             307
     Other                                                                  1,007              871            1,848           1,573
                                                                          -------          -------          -------         -------
        Total non-interest expense                                          2,519            2,188            4,858           4,177
                                                                          -------          -------          -------         -------
Income before provision for income taxes                                      168              256              617             672

Provision for income tax (benefit) expense                                    (28)              78               75             221
                                                                          -------          -------          -------         -------
        Net income                                                        $   196          $   178          $   542         $   451

        Unrealized gain (loss) on available for
             sale securities, net of tax                                      262             (181)             151            (278)
                                                                          -------          -------          -------         -------
Total comprehensive income (loss)                                             458               (3)             693             173
                                                                          =======          =======          =======         =======

Earnings per share:
         Basic                                                            $  0.13          $  0.12          $  0.36         $  0.30
                                                                          =======          =======          =======         =======

         Diluted                                                          $  0.13          $  0.11          $  0.35         $  0.29
                                                                          =======          =======          =======         =======

Dividends declared per share                                              $  --            $  0.05          $  --           $  0.10
                                                                          =======          =======          =======         =======

See accompanying notes.

                                              FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                              Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                                             (Unaudited)
                                                 (in thousands except share amounts)
Six Months Ended June 30, 1999

                                                                                                            Accumulated
                                                   Common         Common                                       Other
                                                   Stock          Stock      Comprehensive       Retained   Comprehensive
      Description                                  Shares        Amounts         Income          Earnings      Income        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                      1,349,292    $     7,584                         5,971           302       13,857

Comprehensive income:
   Net income                                                                 $       451            451                        451
                                                                              -----------
  Other comprehensive loss:
      Unrealized holding losses on
      securities available for sale
      arising during the current
      period, net of tax benefit
      of $202                                                                        (278)
                                                                              -----------
         Total other comprehensive
          loss                                                                       (278)          (278)                      (278)
                                                                              -----------
   Comprehensive income                                                       $       173
                                                                              ===========
Options exercised                                    34,825            232                                                      232
Stock dividend                                       40,860                                           (7)                        (7)
Cash dividend                                                                                       (138)                      (138)
                                                --------------------------                   ---------------------------------------
Balance at June 30, 1999                          1,424,977    $     7,816                         6,277            24       14,117
                                                ==========================                   =======================================


Six Months Ended June 30, 2000

                                                                                                            Accumulated
                                                   Common         Common                                       Other
                                                   Stock          Stock      Comprehensive       Retained   Comprehensive
      Description                                  Shares        Amounts         Income          Earnings      Income        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                      1,433,734    $     8,433                         6,354          (266)      14,521

Comprehensive income:
   Net income                                                                 $       542            542                        542
                                                                              -----------
   Other comprehensive income:
      Unrealized holding gains on
      securities available for
      sale arising during the
      current period, net of tax
      of $109                                                                         151
                                                                              -----------
          Total other comprehensive
          income                                                                      151                          151          151
                                                                              -----------
   Comprehensive income                                                       $       693
                                                                              ===========
Options exercised                                    11,300             85                                                       85
Stock dividend                                       71,764            732                          (732)
Cash dividend                                                                                        (74)                       (74)
                                                --------------------------                   ---------------------------------------
Balance at June 30, 2000                          1,516,798    $     9,250                         6,090          (115)      15,225
                                                ==========================                   =======================================

See accompanying notes.

                                              FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                                Consolidated Statements of Cash Flows
                                                             (Unaudited)
                                                           (in thousands)
                                                      Six Months Ended June 30,

                                                                                                         2000                1999
                                                                                                       --------            --------
Cash flows from operating activities:
     Net income                                                                                        $    542            $    451
     Adjustments to reconcile net income to net cash
         used in operating activities:
         Increase in loans held for sale                                                                 (1,270)             (1,959)
         Increase in deferred loan income                                                                    20                  35
                  Depreciation & amortization                                                               629                 541
                  Provision for loan losses                                                                 100                 201
                  Increase in accrued interest receivable                                                  (222)               (114)
                  Increase (decrease) in accrued interest payable                                             3                 (43)
                  Decrease in other liabilities                                                            (485)                (39)
                  Increase in Cash Surrender Value Life Insurance                                          (225)                (77)
                  Decrease (increase) in other assets                                                       443                (245)
                                                                                                       --------            --------
                     Net cash used in operating activities                                                 (465)             (1,249)

Cash flows from investing activities:
         Proceeds from maturity of available-for-sale securities                                          1,954               4,279
         Proceeds from sale of available-for-sale securities                                               --                14,450
         Purchase of available-for-sale securities                                                         (899)            (11,850)
         Increase in loans made to customers                                                             (3,465)             (8,822)
         Proceeds from the sale of other real estate                                                         10                --
         Purchases of bank premises, equipment and intangible assets                                       (417)               (202)
         Purchase of cash surrender value life insurance                                                   (900)               --
                                                                                                       --------            --------
                Net cash used in investing activities
                                                                                                         (3,717)             (2,145)

Cash flows from financing activities:
         Net increase in deposits                                                                         5,606               1,419
         Increase in short term borrowings                                                                4,047                --
         Proceeds from issuance of common stock                                                              85                 232
         Payment of dividends                                                                               (73)               (138)
         Payment for fractional stock dividends                                                              (1)                 (7)
                                                                                                       --------            --------
                Net cash provided by financing activities
                                                                                                          9,664               1,506


Net increase (decrease) in cash and cash equivalents                                                      5,482              (1,888)
Cash and cash equivalents at beginning of period                                                          9,409              12,129
                                                                                                       --------            --------
Cash and cash equivalents at end of period                                                             $ 14,891            $ 10,241
                                                                                                       ========            ========

Supplemental Discolsures of Cash Flow Information:
         Cash paid for interest payments                                                               $  2,187               1,892
         Cash paid for taxes                                                                           $    491                 570

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

(1)  Summary of Significant Accounting Policies

     The accounting and reporting policies of First Financial Bancorp (the Company) and its subsidiaries, Bank of Lodi, N.A., (the Bank) and Western Auxiliary Corporation (WAC) conform with generally accepted accounting principles and prevailing practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expense for the period. Actual results could differ from those estimates applied in the preparation of the consolidated financial statements. There were no new accountings standards adopted during the current period.

(2)  Weighted Average Shares Outstanding

     Per share information is based on weighted average number of shares of common stock outstanding during each three- and six-month periods after giving retroactive effect for the five percent stock dividend declared for shareholders of record May 9, 2000, payable May 23, 2000. Basic earnings per share (EPS) is computed by dividing net income available to shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to shareholders by the weighted average common shares outstanding during the period plus potential common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

(2)  Weighted Average Shares Outstanding (continued)

     The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three and six month periods ending June 30, 2000 and 1999:
                                                                        Income             Shares        Per-Share
         Three months ended June 30, 2000                            (numerator)       (denominator)       Amount
         ---------------------------------------------------------- --------------- -- --------------- --------------
         Basic earnings per share                                        $ 196,000          1,516,798          $ .13
         Effect of dilutive securities                                           -             38,022              -
                                                                    ---------------    ---------------
         Diluted earnings per share                                      $ 196,000          1,554,820          $ .13
                                                                    ===============    ===============

                                                                        Income             Shares        Per-Share
         Three months ended June 30, 1999                            (numerator)       (denominator)       Amount
         ---------------------------------------------------------- --------------- -- --------------- --------------
         Basic earnings per share                                        $ 178,000          1,493,915          $ .12
         Effect of dilutive securities                                           -             69,034              -
                                                                    ---------------    ---------------
         Diluted earnings per share                                      $ 178,000          1,562,949          $ .11
                                                                    ===============    ===============

                                                                        Income             Shares        Per-Share
         Six months ended June 30, 2000                              (numerator)       (denominator)       Amount
         ---------------------------------------------------------- --------------- -- --------------- --------------
         Basic earnings per share                                        $ 542,000          1,512,918          $ .36
         Effect of dilutive securities                                           -             39,075              -
                                                                    ---------------    ---------------
         Diluted earnings per share                                      $ 542,000          1,551,993          $ .35
                                                                    ===============    ===============

                                                                        Income             Shares        Per-Share
         Six months ended June 30, 1999                              (numerator)        (denominator)      Amount
         ---------------------------------------------------------- --------------- -- ---------------- -------------
         Basic earnings per share                                        $ 451,000          1,482,129          $ .30
         Effect of dilutive securities                                           -             66,778              -
                                                                    ---------------    ----------------
         Diluted earnings per share                                      $ 451,000          1,548,907          $ .29
                                                                    ===============    ================


(3) Allowance for Loan Losses

         The following  summarizes  changes in the allowance for loan losses for the six month periods ended June 30,
         2000 and 1999 and the twelve month period ended December 31, 1999:

                                                                       6/30/00          6/30/99          12/31/99
                                                                    --------------    -------------    --------------
         Balance at beginning of period                             $  2,580,000        1,564,000         1,564,000
           Loans charged off                                             (23,000)          (8,000)         (110,000)
           Recoveries                                                     11,000           38,000            75,000
           Provisions charged to operations                              100,000          201,000         1,051,000
                                                                    --------------    -------------    --------------
         Balance at end of period                                   $  2,668,000        1,795,000         2,580,000
                                                                    ==============    =============    ==============



                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


(4) Basis of Presentation

    First Financial Bancorp is the holding company for Bank of Lodi, N.A. and Western Auxiliary Corporation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the year ended December 31, 2000. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 1999 Annual Report to Shareholders.

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

The following discussion addresses information pertaining to the financial condition and results of operations of the Company that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 1 through 7, as well as other information presented throughout this report.

Changes in Financial Condition

Consolidated total assets at June 30, 2000 were approximately $186 million, which represents an increase of $9.9 million or 5.6% above the comparable level at December 31, 1999. The increase in total assets was directly attributable to a $5.6 million or 3.6% increase in total deposits combined with a $4.0 million, or 94.1%, increase in short term borrowings as compared to December 31, 1999. The growth in deposits is primarily the result of increases in Certificates of Deposit, which include a $2 million increase in Certificates of Deposit obtained from the State of California as part of the State's Time Certificate of Deposit program. Compared to year-end 1999, non-interest bearing deposits decreased by $309 thousand, or 1.5%, while interest bearing deposits increased $5.9 million, or 4.4%. The increase in interest bearing deposits is comprised of an increase of $7.7 million, or 2.5%, in Certificates of Deposit, which was offset by decreases of $1.1 million, or 1.9%, in interest bearing checking accounts and $1 million, or 2.3%, in regular savings accounts.

The gross loan portfolio increased $4.7 million or 4.2%, from December 31, 1999 to June 30, 2000. Included in the activity for the year 2000 was the sale of approximately $1.2 million in Small Business Administration ("SBA") and mortgage loans which were held for sale to the secondary market at December 31, 1999. At June 30, 2000, the Bank had $2.5 million in SBA and mortgage loans held for sale to the secondary market.

Increases to the loan portfolio occurred in the SBA portfolio totaling $2.1 million, or 9.4%, Real Estate loans totaling $1.1 million, or 2.7%, Construction loans totaling $1.8 million, or 13.1%, and Loans Held for Sale totaling $1.3 million, or 104.4%, respectively, during the first six months of 2000. Decreases to the loan portfolio occurred in Agricultural loans totaling $1.3 million, or 7.3%. Commercial loans (excluding agriculture loans) and consumer loans remained relatively flat, respectively, during the first six months of 2000.

The allowance for loan losses (the "allowance") is established through a provision for loan losses charged to expense. The allowance at June 30, 2000 was in excess of the December 31, 1999 allowance by $88 thousand, or 3.4%, as a result of a provision for $100 thousand and net charge offs totaling $12 thousand. This compares to a provision of $201 thousand for the first six months of 1999. The decreased provision is a result of the general growth of the loan portfolio during the first six months of 2000 ($4.7 million, or 4.2%) not occurring at the same rate as occurred during the first six months of 1999 ($10.8 million, or 11.6%). At June 30, 2000, non-performing loans were $7.1 million, or 6.0% of gross loans outstanding. This compares to $2.7 million or 2.4% of gross loans outstanding at December 31, 1999. The allowance to non-performing loan coverage ratio decreased to 0.37 times from 0.96 times. Total portfolio delinquency at June 30, 2000 was 7.1%, compared to 3.32% at December 31, 1999. Excluding the non-performing loans, total portfolio delinquency at June 30, 2000 was 1.1%, compared to 0.9% at December 31, 1999.

Year-to-date interest forgone or reversed on non-accrual loans during the first six months of 2000 totals approximately $325,000. The majority of the loans placed on nonaccrual were internally identified as classified assets as of December 31, 1999 and specific reserves for possible losses were established within the allowance as of December 31, 1999. Management continues to actively monitor the status of these nonperforming loans and as of June 30, 2000 did not believe any material increases to the specific reserves for these nonperforming loans as compared to December 31, 1999 was necessary. Management believes the allowance at June 30, 2000 is adequate to absorb loan losses inherent in the portfolio. However, there can be no assurances that future economic events may negatively impact the Bank's borrowers, thereby causing loan losses to exceed the current allowance.

The following tables depict activity in the allowance for loan losses and allocation of reserves as of and for the six months and year ended June 30, 2000 and December 31, 1999, respectively:

                                                      June 30,      December 31,
                                                       2000             1999
                                                     -------          -------
Balance at beginning of period                       $ 2,580          $ 1,564
   Charge-offs:
     Commercial                                         --                (90)
     Real estate                                        --               --
     Consumer                                            (23)             (20)
                                                     -------          -------
  Total charge-offs                                      (23)            (110)
  Recoveries:
     Commercial                                            4               68
     Real estate                                        --               --
     Consumer                                              7                7
                                                     -------          -------
  Total recoveries                                        11               75
                                                     -------          -------
Net charge-offs                                          (12)             (35)
Provision charged to operations                          100            1,051
                                                     -------          -------
Balance at end of period                             $ 2,668            2,580
                                                     =======          =======


Allocation of the Allowance for Loan Losses
                              ---------------------------------------     ---------------------------------------
                                          June 30, 2000                             December 31, 1999
                              ---------------------------------------     ---------------------------------------
                                     Amount                                     Amount
Loan Category                       (000's)               % of Loans           (000's)                % of Loans
-------------------------     -----------------     -----------------     -----------------     -----------------
Commercial                             $   893                78.60%               $   538                79.03%
Real Estate                                528                18.71%                   366                18.04%
Consumer                                     2                 2.69%                     1                 2.93%
Unallocated                              1,245                   N/A                 1,675                   N/A
                                         -----               -------                ------               -------
                                       $ 2,668               100.00%               $ 2,580               100.00%
                                        ======               =======                ======               =======


Investments

Investments consist of federal funds sold, money market mutual funds and investment securities. Investment securities decreased by $909 thousand, or 2.5%, from December 31, 1999 to June 30, 2000. The decline represents matured bonds and securities contractually called by issuers. As a result of the Bank's projections for the funding of loans, the matured and called bonds over the first half of 2000 were reinvested primarily in federal funds sold to avoid market risk over the short-term before funding loans.

Equity

Consolidated equity increased by $704 thousand from December 31, 1999 to June 30, 2000. Consolidated equity represented 8.18% and 8.23% of consolidated assets at June 30, 2000 and December 31, 1999, respectively. In addition to the earnings of $542 thousand, equity capital increased by $85 thousand from the exercise of stock options over the six months ended June 30,

2000 and $151 thousand to reflect the increase in the after-tax market value of the available-for-sale investment securities portfolio. The increase in the investment security portfolio's market value reflects the decrease in the level of market interest rates at June 30, 2000 compared to December 31, 1999. Year-to-date capital reductions include $73 thousand for dividend payments, $1 thousand for the cash payout for fractional shares as a result of the 5% stock dividend declared in May 2000. The total risk-based capital ratio for the Company's wholly owned subsidiary, Bank of Lodi was 10.56% at June 30, 2000 compared to 10.51% at December 31, 1999. The Bank's leverage capital ratio was 7.70% at June 30, 2000 versus 7.73% at December 31, 1999. The capital ratios are in excess of the regulatory minimums for a well-capitalized bank.

Changes in Results of Operations - Three and Six Months ended June 30, 2000
Summary of Earnings Performance

                                           ------------------------------------    ----------------------------------
                                                    Three Months Ended                      Six Months Ended
                                                         June 30,                               June 30,
                                           ------------------------------------    ----------------------------------
                                                2000                  1999              2000                1999
                                           ----------------       -------------    ---------------      -------------
Earnings (in thousands)                           $  196              $  178              $ 542             $  451
Basic earnings per share                          $ 0.13              $ 0.12              $0.36             $ 0.30
Diluted earnings per share                        $ 0.13              $ 0.11              $0.35             $ 0.29
Return on average assets                            0.44%               0.43%              0.61%              0.55%
Return on average equity                            5.48%               5.24%              7.69%              6.71%
Dividend payout ratio                                 --               38.46%                --              31.25%
Average equity to average assets                    7.96%               8.22%              7.92%              8.21%

The Company reported net income of $196,000 ($.13 per share, diluted) for the three months ended June 30, 2000, compared to $178,000 ($.11 per share, diluted) for the same period in 1999. Net income for the six months ended June 30, 2000 was $542,000 ($.35 per share, diluted) compared to $451,000 ($.29 per share, diluted). The increase in net income for the second quarter in 2000 when compared to the same period one year ago is due to an increase of $58 thousand in net interest income, a decrease of $36 thousand in the provision for loan losses, an increase of $149 thousand in non-interest income and an increase of $331 thousand in non-interest expense. The increase in net income during the first six months of 2000 when compared to the same period in 1999 is due to an increase of $199 thousand in net interest income, a decrease of $101 thousand in the provision for loan losses, an increase of $326 thousand in non-interest income and an increase of $681 thousand in non-interest expense.

Net Interest Income

The following tables provides a detailed analysis of the net interest spread and net interest margin for the periods indicated:
                                -------------------------------------------------------------------------------------------
                                                           For the Three Months Ended June 30,
                                -------------------------------------------------------------------------------------------
                                                   2000                                            1999
                                --------------------------------------------    -------------------------------------------
                                  Average          Income/          Yield        Average           Income/         Yield
   Dollars In Thousands           Balance          Expense           (1)         Balance           Expense          (1)
                                ------------     -------------    ----------    -----------     ------------    -----------
Earning Assets:
Investment securities
(1)(2)                         $     34,988     $         557         6.39%    $    42,944     $        607         5.68%
Federal funds sold                    3,587                64         7.16%          4,311               52         4.78%
Loans (2)(3)                        115,062             2,657         9.26%         97,220            2,317         9.56%
                                ------------     -------------    ----------    -----------     ------------    -----------
                               $    153,637     $       3,278         8.56%    $   144,475     $      2,976         8.26%
                                ============     =============    ==========    ===========     ============    ===========
Liabilities:

Non-interest bearing
deposits                       $     19,869     $          --           --     $    19,482     $         --           --
Savings, money market,
& NOW deposits                       83,404               332         1.60%         80,190              330         1.65%
Time deposits                        55,538               729         5.26%         50,923              581         4.58%
Other borrowings                      5,583                94         6.78%
                                ------------     -------------    ----------    -----------     ------------    -----------
Total Liabilities              $    164,394     $       1,155         2.82%    $   150,595     $        911         2.43%
                                ============     =============    ==========    ===========     ============    ===========
Net Interest Spread                                                   5.74%                                         5.83%
                                                                  ==========                                    ===========

                                ------------     -------------    ----------    -----------     ------------    -----------
                                  Earning           Income                       Earning           Income
                                  Assets          (Expense)         Yield         Assets          (Expense)        Yield
                                ------------     -------------    ----------    -----------     ------------    -----------
Yield on average earning       $    153,637     $       3,278         8.56%    $   144,475     $      2,976         8.26%
assets
Cost of funding average

earning assets                 $    153,637            (1,155)       (3.02)%   $   144,475             (911)        2.53)%
                                                 -------------    ----------                    ------------    -----------
Net Interest Margin            $    153,637     $       2,123         5.54%    $   144,475     $      2,065         5.73%
                                                 =============    ==========                    ============    ===========

          (1)  Yield for period annualized on actual number of days in period and based on a 365-day year.
          (2)  Income on tax-exempt securities has not been adjusted to a tax equivalent basis.
          (3)  Nonaccrual loans are included in the loan totals for each period;  however,  only collected  interest on such loans is included in interest income.



                                -------------------------------------------------------------------------------------------
                                                            For the Six Months Ended June 30,

                                -------------------------------------------------------------------------------------------

                                                   2000                                            1999
                                --------------------------------------------    -------------------------------------------
                                  Average          Income/          Yield        Average          Income/          Yield
   Dollars In Thousands           Balance          Expense           (1)         Balance          Expense           (1)
                                ------------     -------------    ----------    -----------     ------------    -----------
Earning Assets:
Investment securities (1)
(2)                            $     35,547     $       1,147         6.47%    $    44,043     $      1,239          5.67%
Federal funds sold                    3,232               106         6.58%          5,544              132          4.79%
Loans (2) (3)                       113,153             5,221         9.25%         94,706            4,563          9.72%
                                ------------     -------------    ----------    -----------     ------------    -----------
                               $    151,932     $       6,474         8.55%    $   144,293     $      5,934          8.29%
                                ============     =============    ==========    ===========     ============    ===========
Liabilities:

Non-interest bearing

deposits                       $     19,597     $          --           --     $    18,790     $         --            --
Savings, money market, &
NOW deposits                         83,612               667         1.60%         80,470              660          1.65%
Time deposits                        53,713             1,349         5.03%         50,500            1,189          4.75%
Other borrowings                      5,583               174         6.25%             --               --            --
                                ------------     -------------    ----------    -----------     ------------    -----------
Total Liabilities              $    162,505     $       2,190         2.70%    $   149,760     $      1,849          2.48%
                                ============     =============    ==========    ===========     ============    ===========
Net Interest Spread                                                   5.84%                                          5.81%
                                                                  ==========                                    ===========

                                ------------     -------------    ----------    -----------     ------------    -----------
                                  Earning           Income                       Earning          Income
                                  Assets          (Expense)         Yield         Assets         (Expense)         Yield
                                ------------     -------------    ----------    -----------     ------------    -----------
Yield on average earning       $    151,932     $       6,474         8.55%    $   144,293     $      5,934          8.29%
assets
Cost of funding average

earning assets                 $    151,932     $      (2,190)       (2.89)%   $   144,293     $     (1,849)        (2.58)%
                                                 -------------    ----------                    ------------    -----------
Net Interest Margin            $    151,932     $       4,284         5.66%    $   144,293     $      4,085          5.71%
                                                 =============    ==========                    ============    ===========

          (1)  Yield for period annualized on actual number of days in period and based on a 365-day year.
          (2)  Income on tax-exempt securities has not been adjusted to a tax equivalent basis.
          (3)  Nonaccrual loans are included in the loan totals for each period;  however,  only collected  interest on such loans is included in interest income.

Interest income for the second quarter of 2000 increased by $302 thousand, or 10.1%, over the same quarter of 1999. The net interest margin of 5.54% for the second quarter of 2000 decreased from 5.73% for the second quarter of 1999. For the first six months of 2000, interest income increased by $540 thousand, or 9.1%, over the same period one year ago. The net interest margin of 5.66% for the first six months of 2000 decreased from 5.71% over the same period one year ago. Improvement in interest income was the result of the higher volume of loans, a more profitable mix of investment securities, and the continued growth in non-interest bearing deposits to help lower the cost of funding earning assets. Conversely, the decline in the net interest margin resulted primarily from the impact of interest forgone on nonaccrual loans combined with an increase in Certificate of Deposit rates.

Average loans for the three months ended June 30, 2000 increased by $17.8 million, or 18.4% compared to the prior year quarter. For the first six months of 2000, average loans increased $18.4 million, or 19.5%, compared to the first six months of 2000. This increase has been the result of the Bank's efforts to increase total loans. It is the intent of management to increase the total loan to deposit ratio to 75%, which at June 30, 2000 was 72.3%. Average deposits for the three months ended June 30, 2000 increased by $8.2 million, or 5.5%, compared to the prior year quarter. The average rate paid on savings, money market and NOW accounts decreased from 1.65% in the second quarter of 1999 to 1.60% for the second quarter of 2000. The average rate paid on certificates of deposits increased, from 4.58% for the second quarter of 1999 to 5.26% for the same quarter of 2000. For the first six months of 2000, average deposits increased $7.2 million, or 4.8%, compared to the first six months of 2000. The average rate paid on savings, money market and NOW accounts was 1.60% compared to 1.65% for 1999. The average rate paid on certificates of deposit was 5.03% compared to 4.75% for 1999.

Average non-interest bearing deposits have kept pace with the growth in interest bearing deposits from a year ago and make up 13% of average total deposits both for the second quarter and for the first six months of 2000. This has helped to keep down the cost of funding earning assets. Average certificates of deposit for the second quarter and the first six months of 2000 were 34% and 35% of average deposits, respectively, compared to 34% for the same periods of 1999.

Provision for Loan Losses

The provision for loan losses for the three and six months ended June 30, 2000 was $65,000 and $100,000 compared with $101,000 and $201,000 for the three and six months ended June 30, 1999. The decrease is consistent with the decrease in the growth rate of gross loans during the first six months of 2000 as compared to the first six months of 1999. Also see "Allowance for Loan Losses" contained herein.

Non-interest Income

Non-interest income for the second quarter of 2000 increased by $149 thousand, or 31.0%, over the same period last year. For the first six months of 2000, non-interest income increased $326 thousand, or 33.8%, compared to the first six months of 1999.

Service charge income for the second quarter increased by $90 thousand, or 37.7%, compared to the same quarter of 1999. For the first six months of 2000, service charge income increased $197 thousand, or 44.1%, compared to the first six months of 1999. The increases have resulted from strategic initiatives regarding pricing and improved services which were implemented during the second half of 1999.

Income from the premiums and fees from SBA and mortgage operations declined by $25 thousand, or 15.4%, compared to the prior year second quarter. For the first six months of 2000, premiums and fees from SBA and mortgage operations decreased $51 thousand, or 13.5%, compared to the first six months of 1999. The decrease in income is a result of declines in total volumes of loans generated and sold, particularly in the area of SBA loans. Furthermore, the Bank has experienced general declines in the premiums received for sold SBA loans.

Non-interest Expenses

Non-interest expenses increased by $331 thousand, or 15.1%, compared to the prior year quarter. For the first six months of 2000, non-interest expense increased $681 thousand, or 16.3%, compared to the first six months of 1999. The increase in non-interest expense results primarily from increases in salary and benefits, legal and consulting, marketing and problem loan resolution.

For the second quarter, salary and employee benefits expense increased $139 thousand, or 14.2%, legal expenses increased $36 thousand, or 156.5%, consulting expenses increased $38 thousand, or 80.9%, marketing expenses increased $53 thousand, or 86.9%, and problem loan resolution expenses increased $82 thousand, or 1,366.7%, compared to the prior year.

Year to date, salary and employee benefits expense increased $325 thousand, or 17.0%, legal expenses increased $38 thousand, or 86.4%, consulting expenses increased $82 thousand, or 98.8%, marketing expenses increased $135 thousand, or 121.6%, and problem loan resolution expenses increased $81 thousand, or 736.4%, compared to the prior year.

Salary and employee benefits expense increased as a result of the addition of certain staffing positions combined with general merit increases in salaries and increased employee benefit costs. The increase in legal expense relates primarily to ongoing corporate matters combined with costs associated with the resolution of classified loans. The consulting expenses have related primarily to matters regarding enhancement of noninterest income, personnel and employee benefits and continued improvements to technology. The marketing expenses relate to increased efforts to expand the Bank's market share through the use of television and radio. During the first half of 2000, the bank entered into an agreement with Mr. Stan Atkinson, a well known local television personality, to represent the Bank as its spokesman. Management believes this arrangement with Mr. Atkinson will greatly improve the Bank's ability to increase market share, particularly in the greater Sacramento area.

Basis of Presentation

First Financial Bancorp is the holding company for Bank of Lodi, N.A. and Western Auxiliary Corporation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the year ended December 31, 2000. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 1999 Annual Report to Shareholders.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While there are several varieties of market risk, the market risk material to the Company and the Bank is interest rate risk. Within the context of interest rate risk, market risk is the risk of loss due to changes in market interest rates that have an adverse effect on net interest income, earnings, capital or the fair value of financial instruments. Exposure to this type of risk is a regular part of a financial institution's operations. The fundamental activities of making loans, purchasing investment securities, and accepting deposits inherently involve exposure to interest rate risk. The Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. As of and for the six months ended June 30, 2000, there were no material changes in the market risk profile of the Company or the Bank as described in the Company's 2000 Form 10-K.

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

                     Form 8-K dated August 9, 2000 announcing second quarter 2000 financial results.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         FIRST FINANCIAL BANCORP




Date: August 11, 2000                                    /s/ Leon J. Zimmerman
      ---------------                                    ---------------------
                                                         Leon J. Zimmerman
                                                         President & CEO