Form 10-Q
period 2000-09-30
FIRST FINANCIAL BANCORP /CA/
filed 2000-11-15
CIK 729502

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the period ended September 30, 2000

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

                                                  [X] Yes         [ ] No

         As of November 3, 2000 there were 1,517,682 shares of Common Stock, no par value, outstanding.

================================================================================

                             FIRST FINANCIAL BANCORP

                                    FORM 10-Q

         FOR THE QUARTER AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.   Consolidated Financial Statements and Notes to Consolidated
          Financial Statements...............................................  1

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................  8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk......... 17

                             PART II

Item 1.   Legal Proceedings.................................................. 17

Item 2.   Changes in Securities.............................................. 17

Item 3.   Defaults Upon Senior Securities.................................... 17

Item 4.   Submission of Matters to a Vote of Security Holders ............... 17

Item 5.   Other Information.................................................. 17

Item 6.   Exhibits and Reports on Form 8-K................................... 17

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                       FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                              Consolidated Balance Sheets
                                                      (Unaudited)
                                          (in thousands except share amounts)

                                                                    September 30,                   December 31,
 Assets                                                                 2000                            1999
----------------------------------------------------------------- ------------------             --------------------
 Cash and due from banks                                            $         9,983                $          9,309
 Federal funds sold and securities purchased under resale
 agreements                                                                   1,715                             100

 Investment securities:
 Available-for-sale, at fair value                                           33,831                          36,096

 Loans                                                                      115,510                         112,174
 Less: allowance for loan losses                                             (2,565)                         (2,580)
                                                                  ------------------             --------------------
 Net loans                                                                  112,945                         109,594

 Bank premises and equipment, net                                             7,057                           7,096
 Accrued interest receivable                                                  1,524                           1,487
 Other assets                                                                13,706                          12,652
                                                                  ------------------             --------------------
 Total Assets                                                       $       180,761                $        176,334
                                                                  ==================             ====================

 Liabilities and Stockholders' Equity
-----------------------------------------------------------------

 Liabilities:
 Deposits:
 Noninterest bearing                                                $        21,710                $         21,054
 Interest bearing                                                           132,745                         135,107
                                                                  ------------------             --------------------
 Total deposits                                                             154,455                         156,161

 Accrued interest payable                                                       298                             304
 Short term borrowings                                                        9,767                           4,300
 Other liabilities                                                              627                           1,048
                                                                  ------------------             --------------------
 Total liabilities                                                          165,147                         161,813

 Stockholders' equity:
 Common stock - no par value; authorized 9,000,000
 shares, issued and outstanding at 2000 and 1999,
 1,517,682 and 1,433,734 shares, respectively                                 9,255                           8,433
 Retained earnings                                                            6,337                           6,354
 Accumulated other comprehensive income (loss)                                   22                            (266)
                                                                  ------------------             --------------------
 Total stockholders' equity                                                  15,614                          14,521

                                                                  ------------------             --------------------
 Total Liabilities and Stockholders' Equity                         $       180,761                $        176,334
                                                                  ==================             ====================

See accompanying notes.

                                                         -1-

                                       FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                           Consolidated Statements of Income
                                                      (Unaudited)
                                       (In thousands, except per share amounts)

                                                         Three Months Ended          Nine Months Ended
                                                           September 30,               September 30,
                                                    --------------------------- -------------------------
                                                        2000          1999          2000         1999
                                                    ------------- ------------- ------------- ------------
Interest income:
    Loans, including fees                              $ 2,737       $ 2,619        $ 7,958       $ 7,182
    Investment securities:
        Taxable                                            417           516          1,287         1,651
        Exempt from federal taxes                          133            50            410           154
    Federal funds sold and securities
        purchased under resale agreements                   83            41            189           173
                                                       -------       -------        -------       -------
        Total interest income                            3,370         3,226          9,844         9,160

Interest expense:
    Deposit accounts                                     1,083           904          3,099         2,753
    Short term borrowings                                  142             0            316             0
                                                       -------       -------        -------       -------
        Total interest expense                           1,225           904          3,415         2,753
                                                       -------       -------        -------       -------
        Net interest income                              2,145         2,322          6,429         6,407

Provision for loan losses                                   35           200            135           401
                                                       -------       -------        -------       -------
        Net interest income after
          provision for loan losses                      2,110         2,122          6,294         6,006
Noninterest income:
    Service charges                                        313           307            957           754
    Premiums and fees from SBA and
        mortgage operations                                155           141            482           519
    Miscellaneous                                          170           115            490           255
                                                       -------       -------        -------       -------
        Total noninterest income                           638           563          1,929         1,528

Noninterest expense:

    Salaries and employee benefits                       1,119         1,010          3,356         2,922
    Occupancy                                              236           217            699           602
    Equipment                                              181           174            491           481
    Other                                                  935           873          2,783         2,446
                                                       -------       -------        -------       -------
        Total noninterest expense                        2,471         2,274          7,329         6,451

                                                       -------       -------        -------       -------
Income before provision for income taxes                   277           411            894         1,083
Provision for income taxes                                  30            76            105           297
                                                       -------       -------        -------       -------
        Net income                                     $   247       $   335        $   789       $   786
        Unrealized gain (loss) on available for
            sale securities, net of tax                    137           (60)           288          (338)
                                                       -------       -------        -------       -------
Total comprehensive income                             $   384       $   275        $ 1,077       $   448
                                                       =======       =======        =======       =======

Earnings per share:
        Basic                                          $  0.16       $  0.22        $  0.52       $  0.53
                                                       =======       =======        =======       =======

        Diluted                                        $  0.16       $  0.21        $  0.51       $  0.51
                                                       =======       =======        =======       =======

Dividends declared per share                           $  --         $  0.05        $  --         $  0.15
                                                       =======       =======        =======       =======

See accompanying notes.

                                       FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                                      (Unaudited)
                                          (in thousands except share amounts)
Nine Months Ended September  30, 1999

                                                                                           Accumulated
                                        Common       Common                                   Other
                                         Stock        Stock     Comprehensive   Retained  Comprehensive
            Description                 Shares       Amounts        Income      Earnings  Income (Loss)      Total
------------------------------------- ------------ ------------ --------------- -------- ---------------- ------------
Balance at December 31, 1998           1,349,292    $  7,584                     5,971         302           13,857

Comprehensive income:
   Net income                                                        $     786     786                          786
                                                                ---------------
   Other comprehensive loss:
      Unrealized holding losses on
      securities available for sale
      arising during the current period,
      net of tax  benefit of $244                                         (338)
                                                                ---------------
          Total other comprehensive loss                                  (338)               (338)            (338)
                                                                ---------------
   Comprehensive income                                              $     448
                                                                ===============
Options exercised                         35,365         243                                                    243
Stock dividend                            40,860                                    (7)                          (7)
Cash dividend                                                                     (216)                        (216)
                                      ------------ ------------                 -------- ---------------- ------------
Balance at September 30, 1999          1,425,517    $  7,827                     6,534         (36)          14,325
                                      ============ ============                 ======== ================ ============


Nine Months Ended September  30, 2000

                                                                                           Accumulated
                                        Common       Common                                   Other
                                         Stock        Stock     Comprehensive   Retained  Comprehensive
            Description                 Shares       Amounts        Income      Earnings  Income (Loss)      Total
------------------------------------- ------------ ------------ --------------- -------- ---------------- ------------
Balance at December 31, 1999           1,433,734    $  8,433                     6,354        (266)          14,521

Comprehensive income:

   Net income                                                        $     789     789                          789
                                                                ---------------
   Other comprehensive income:
      Unrealized holding gains on
      securities available for sale
      arising during the current period,
      net of tax of $208                                                   288
                                                                ---------------
          Total other comprehensive income                                 288                 288              288
                                                                ---------------
   Comprehensive income                                              $   1,077
                                                                ===============
Options exercised                         12,184          90                                                     90
Stock dividend                            71,764         732                      (732)
Cash dividend                                                                      (74)                         (74)
                                      ------------ ------------                 -------- ---------------- ------------
Balance at September 30, 2000          1,517,682    $  9,255                     6,337          22           15,614
                                      ============ ============                 ======== ================ ============

See accompanying notes.

                                                                -3-

                                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)
                                                 (In thousands)
                                         Nine Months Ended September 30,
                                                                                   2000               1999
                                                                                   ----               ----
Cash flows from operating activities:
     Net income                                                                $         789     $          786
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Decrease (increase) in loans held for resale                                    269             (2,125)
         Increase in deferred loan income                                                 63                 34
         Depreciation & amortization                                                     605                820
         Provision for loan losses                                                       135                401
         Increase in accrued interest receivable                                         (37)               (45)
         Decrease in accrued interest payable                                             (6)               (89)
         Decrease in other liabilities                                                  (421)               (42)
         Increase in Cash Surrender Value Life Insurance                                (342)              (131)
         Increase in other assets                                                       (191)              (736)
                                                                              ---------------    ---------------
                 Net cash provided by (used in) operating activities                     864             (1,127)

Cash flows from investing activities:
         Proceeds from maturity of available-for-sale securities                       3,835              6,161
         Proceeds from sale of available-for-sale securities                               -             34,350
         Purchase of available-for-sale securities                                      (901)           (31,350)
         Increase in loans made to customers                                          (3,818)           (11,992)
         Proceeds from the sale of other real estate                                      10                  -
         Purchases of bank premises, equipment and intangible assets                    (578)              (274)
         Purchase of Life Insurance Policy                                              (900)            (1,450)
                                                                              ---------------    ---------------
                Net cash used in investing activities                                 (2,352)            (4,555)

Cash flows from financing activities:
         Net (decrease) increase in deposits                                          (1,706)               488
         Increase in other borrowings                                                  5,467                  -
         Proceeds from issuance of common stock                                           90                243
         Payment of dividends                                                            (74)              (216)
         Payment for fractional stock dividends                                            -                 (7)
                                                                              ---------------    ---------------
                Net cash provided by financing activities                              3,777                508

Net increase (decrease) in cash and cash equivalents                                   2,289             (5,174)
Cash and cash equivalents at beginning of period                                       9,409             12,129
                                                                              ---------------    ---------------
Cash and cash equivalents at end of period                                     $      11,698     $        6,955
                                                                              ===============    ===============



Supplemental Disclosures of Cash Flow Information
         Cash paid for interest payments                                       $       3,421              2,842
         Cash paid for taxes                                                   $         560                420

See accompanying notes.

                                                                -4-

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    September 30, 2000 and December 31, 1999
                                   (Unaudited)

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

(2) Weighted Average Shares Outstanding

     Per share information is based on weighted average number of shares of common stock outstanding during each three- and nine-month periods after giving retroactive effect for the five percent stock dividend declared for shareholders of record May 9, 2000, payable May 23, 2000. Basic earnings per share (EPS) is computed by dividing net income available to shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to shareholders by the weighted average common shares outstanding during the period plus potential common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

     The  following  table  provides  a  reconciliation  of  the  numerator  and denominator of the basic and diluted earnings per share  computation of the three and nine month periods ending September 30, 2000 and 1999:
                                                                        Income         Shares        Per-Share
         Three months ended September 30, 2000                       (numerator)    (denominator)      Amount
         -------------------------------------------------------------------------------------------------------
         Basic earnings per share                                       $ 247,000      1,516,798   $    0.16
         Effect of dilutive securities                                          -         36,918          -
                                                                   ------------------------------
         Diluted earnings per share                                     $ 247,000      1,553,716   $    0.16
                                                                   ==============================

                                                                        Income         Shares        Per-Share
         Three months ended September 30, 1999                       (numerator)    (denominator)      Amount
         -------------------------------------------------------------------------------------------------------
         Basic earnings per share                                       $ 335,000      1,496,793   $    0.22
         Effect of dilutive securities                                          -         70,382          -
                                                                   ------------------------------
         Diluted earnings per share                                     $ 335,000      1,567,175   $    0.21
                                                                   ==============================

                                                                        Income         Shares        Per-Share
         Nine months ended September 30, 2000                        (numerator)    (denominator)      Amount
         -------------------------------------------------------------------------------------------------------
         Basic earnings per share                                       $ 789,000      1,514,221   $    0.52
         Effect of dilutive securities                                          -         39,335          -
                                                                   ------------------------------
         Diluted earnings per share                                     $ 789,000      1,553,556   $    0.51
                                                                   ==============================

                                                                        Income         Shares        Per-Share
         Nine months ended September 30, 1999                        (numerator)    (denominator)      Amount
         -------------------------------------------------------------------------------------------------------
         Basic earnings per share                                       $ 786,000      1,487,034   $    0.53
         Effect of dilutive securities                                          -         67,979          -
                                                                   ------------------------------
         Diluted earnings per share                                     $ 786,000      1,555,013   $    0.51
                                                                   ==============================

(3) Allowance for Loan Losses

         The following  summarizes  changes in the allowance for loan losses for the nine month periods ended September 30, 2000 and 1999 and the twelve month period ended December 31, 1999:
                                                                       9/30/00          9/30/99          12/31/99
                                                                    --------------    -------------    -------------
         Balance at beginning of period                          $    2,580,000         1,564,000         1,564,000
           Loans charged off                                           (171,000)          (29,000)         (110,000)
           Recoveries                                                    21,000            53,000            75,000
           Provisions charged to operations                             135,000           401,000         1,051,000
                                                                    --------------    -------------    -------------
         Balance at end of period                                $    2,565,000         1,989,000         2,580,000
                                                                    ==============    =============    =============

                                                               -6-

(4) Basis of Presentation

         First Financial Bancorp is the holding company for Bank of Lodi, N.A. and Western Auxiliary Corporation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results which may be expected for the year ended December 31, 2000. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 1999 Annual Report to Shareholders.

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

Changes in Financial Condition

Consolidated total assets at September 30, 2000 increased approximately $4.4 million or 2.5% as compared to December 31, 1999. Gross loans increased $3.3 million or 3.0%, investment securities decreased $2.3 million or 6.3% and federal funds sold and securities purchased under agreements to resell increased $1.6 million or 1,615.0% at September 30, 2000 as compared to December 31, 1999. Total deposits decreased $1.7 million or 1.1% and short term borrowings increased $5.4 million or 127.1% at September 30, 2000 as compared to December 31, 1999.

While a primary goal of management has been to increase the ratio of loans as a percent of total deposits, management has also strived to increase total noninterest DDA thereby lowering the overall cost of funds. Accordingly, the ratio of loans as a percent of total deposit has increased from 71.8% at December 31, 1999 to 74.8% at September 30, 2000, an increase of 4.2%. Furthermore, noninterest bearing deposits increased $656 thousand or 3.1% while interest bearing deposits decreased $2.4 million or 1.7%.

The decrease in interest bearing deposits is comprised of a $2.3 million (5.8%) increase in interest bearing checking accounts, $3.2 million (19.0%) decrease in money market accounts $101 thousand (0.3%) decrease in regular savings accounts and a $1.3 million (2.7%) decrease in certificates of deposit. Managements attributes the decrease in higher rate deposits (money market accounts and certificates of deposits) to the overall increase in interest rates which has drawn some customers to other depository institutions offering higher interest rates. While the philosophy of the Company has been to offer depositors interest rates which are competitive with its competition, the Company has not elected to offer the highest interest rates in its market area. Instead, the Company continues to remain focused on providing customers with quality services at competitive rates.

The increase in gross loans consisted of increases of $2.4 million (5.7%) in real estate loans, $1.8 million (8.2%) in Small Business Administration ("SBA") loans, $783 thousand (5.6%) in construction loans, and $530 thousand (16.1%) in consumer loans, combined with decreases of $1.6 million (9.6%) in agricultural loans, $181 thousand (1.3%) in commercial loans and $269 thousand (22.2%) in loans held for sale to the secondary market.

Analysis of the Allowance for Loan Losses

The allowance for loan losses (the "allowance") is established through a provision for loan losses charged to expense. The allowance at September 30, 2000 was less than the December 31, 1999 allowance by $15 thousand or 0.6%, as a result of a provision of $135 thousand and net chargeoffs of $150 thousand. This compares to a provision of $401 thousand for the first nine months of 1999. At September 30, 2000, nonperforming loans were $7.7 million or 6.7% of gross loans outstanding. This compares to $2.7 million or 2.4% of gross loans outstanding at December 31, 1999. The allowance to nonperforming loan coverage ratio decreased to 0.33 times at September 30, 2000 as compared to 0.96 times at December 31, 1999. Total portfolio delinquency at September 30, 2000 was 7.8%, compared to 3.3% at December 31, 1999. Excluding the nonperforming loans, total portfolio delinquency at September 30, 2000 was 1.1%, compared to 0.9% at December 31, 1999.

Year-to-date interest forgone or reversed on nonaccrual loans during the first nine months of 2000 totals approximately $554,000. In addition, the Bank has expensed approximately $216,000 in legal and other out-of-pocket expenses in actively pursuing a resolution to these nonaccrual loans.

Of the nonaccrual loans at September 30, 2000, $578,000 (7.5%) are commercial loans, $2.9 million (38.2%) are SBA loans and $4.2 million (54.3%) are real estate loans. The nonaccrual loans are located in various geographic areas in which the Bank operates and are not concentrated in any one type of business or industry. Each of the nonaccrual loans resulted from economic conditions specific to the borrower or other events and, in the opinion of management, are not attributable to the Bank's underwriting standards.

Management has obtained recent independent appraisals for substantially all of the nonaccrual loans. Based upon the results of appraisals, management believes that substantially all of those loans are adequately colaterialized. The majority of the loans placed on nonaccrual were internally identified as problem assets as of December 31, 1999 and specific reserves for possible losses were established within the allowance as of December 31, 1999. Management continues to actively monitor the status of the nonperforming loans and as of September 30, 2000 did not believe any material increases to the specific reserves for these nonperforming loans as compared to December 31, 1999 was necessary. Management believes the allowance at September 30, 2000 is adequate to absorb loan losses inherent in the portfolio. However, there can be no assurances that future economic events may negatively impact the Bank's borrowers, thereby causing loan losses to exceed the current allowance.

The following tables depict activity in the allowance for loan losses and allocation of reserves for and at the nine and twelve months ended September 30, 2000 and December 31, 1999, respectively:

                                              September 30,         December 31,
                                                  2000                 1999
                                              -----------           -----------
 Balance at beginning of period              $    2,580            $    1,564
    Charge-offs:
      Commercial                                   (144)                  (90)
      Real estate                                     -                     -
      Consumer                                      (27)                  (20)
                                              -----------           -----------
   Total charge-offs                               (171)                 (110)
   Recoveries:
      Commercial                                      7                    68
      Real estate                                     -                     -
      Consumer                                       14                     7
                                              -----------           -----------
   Total recoveries                                  21                    75
                                              -----------           -----------
 Net charge-offs                                   (150)                  (35)
 Provision charged to operations                    135                 1,051
                                              -----------           -----------
 Balance at end of period                    $    2,565            $    2,580
                                              ===========           ===========


Allocation of the Allowance for Loan Losses
                                 -------------------------------------     -------------------------------------
                                          September 30, 2000                           December 31, 1999
                                 -------------------------------------     -------------------------------------
                                        Amount                                   Amount
Loan Category                          (000's)            % of Loans             (000's)           % of Loans
-------------------------         ----------------    ----------------     ----------------     ----------------
Commercial                             $   729               45.7%              $   538               79.0%
Real Estate                                516               51.0%                  366               18.1%
Consumer                                     9                3.3%                    1                2.9%
Unallocated                              1,311                 N/A                1,675                  NA
                                         -----              ------               ------              ------
                                       $ 2,565              100.0%              $ 2,580              100.0%
                                        ======              ======               ======              ======

Investments

Investments consist of federal funds sold and securities purchased under agreements to resell, money market mutual funds and investment securities. Federal funds sold and securities purchased under agreements to resell increased $1.6 million or 1615.0% and investment securities decreased by $2.3 million or 6.3% resulting in a net decrease in investments totaling $651 thousand or 1.8% from December 31, 1999 to September 30, 2000. The net decline primarily represents matured bonds and securities contractually called by issuers. As a result of the Bank's projections for the funding of loans, the matured and called bonds during the first nine months of 2000 were reinvested primarily in federal funds sold to avoid market risk over the short-term before funding loans.

Equity

Consolidated equity increased $1.1 million or 7.5% from December 31, 1999 to September 30, 2000. Consolidated equity represented 8.7% and 8.2% of consolidated assets at September 30, 2000 and December 31, 1999, respectively. In addition to the earnings of $789 thousand, equity capital was increased by $90 thousand from the exercise of stock options over the nine months ended September 30, 2000 and $288 thousand to reflect the increase in the after-tax market value of the available-for-sale investment securities portfolio. The increase in the investment security portfolio's market value reflects the decrease in the level of market interest rates at September 30, 2000 compared to December 31, 1999. Year-to-date capital reductions include $73 thousand for dividend payments, $1 thousand for the cash payout for fractional shares as a result of the 5% stock dividend declared in May 2000.

The total risk-based capital ratio for the Company's wholly owned subsidiary, Bank of Lodi ("the Bank") was 10.88% at September 30, 2000 compared to 10.51% at December 31, 1999. The Bank's leverage capital ratio was 7.75% at September 30, 2000 versus 7.73% at December 31, 1999. The capital ratios are in excess of the regulatory minimums for a well-capitalized bank.

Changes in Results of Operations

Three and Nine Months Ended September 30, 2000 and 1999

Summary of Earnings Performance
                                           ------------------------------------    ----------------------------------
                                             Three Months Ended September 30,        Nine Months Ended September 30,
                                           ------------------------------------    ----------------------------------
                                                2000                  1999              2000                1999
                                           ----------------       -------------    ---------------      -------------
Earnings (in thousands)                    $        247           $        335      $       789                786
Basic earnings per share                   $       0.16           $       0.22      $      0.52               0.53
Diluted earnings per share                 $       0.16           $       0.21      $      0.51               0.51
Return on average assets                           0.54%                  0.80%            0.59%              0.63%
Return on average equity                           6.65%                  9.52%            7.30%              7.58%
Dividend payout ratio                                 --                 22.73%            9.62%             28.30%
Average equity to average assets                   8.09%                  8.37%            8.02%              8.32%

The Company reported net income of $247,000 ($0.16 per share, diluted) for the three months ended September 30, 2000, compared to $335,000 ($0.21 per share, diluted) for the same period in 1999. Net income for the nine months ended September 30, 2000 was $789,000 ($0.51 per share, diluted) compared to $786,000 ($0.51 per share, diluted). The decrease in net income for the third quarter in 2000 when compared to the same period one year ago is due to an decrease of $177 thousand (7.6%) in net interest income, a decrease of $165 thousand (82.5%) in the provision for loan losses, an increase of $75 thousand (13.3%) in noninterest income and an increase of $197 thousand (8.7%) in noninterest expense. The increase in net income during the first nine months of 2000 when compared to the same period in 1999 is due to an increase of $22 thousand (0.3%) in net interest income, a decrease of $266 thousand (66.3%) in the provision for loan losses, an increase of $401 thousand (26.2%) in noninterest income, an increase of $878 thousand (13.6%) in noninterest expense and a decrease of $192 thousand (64.6%) in the provision for income taxes.

Net Interest Income

The following tables provides a detailed analysis of the net interest spread and net interest margin for the periods indicated:
                              -----------------------------------------------------------------------------------
                                                   For the Three Months Ended September 30,
                              -----------------------------------------------------------------------------------
                                                 2000                                   1999
                              ------------------------------------------   --------------------------------------
                                  Average       Income/         Yield        Average       Income/        Yield
   Dollars In Thousands           Balance       Expense          (1)         Balance       Expense         (1)
                              ------------   -------------   -----------   -----------   ------------  ----------
Earning Assets:
Investment securities        $     34,414   $         550         6.34%  $     38,156   $        566        5.87%
(1)(2)
Federal funds sold and
securities purchased under
agreements to resell         $      5,383              83         6.12%         3,353             41        4.97%

Loans (2)(3)                      116,590           2,737         9.31%       104,627          2,619        9.93%
                              ------------   -------------   -----------  -----------   ------------  -----------
                                  156,387           3,370         8.55%   $   146,136   $      3,226        8.76%
                              ============   =============   ===========  ===========   ============  ===========
Liabilities:

Noninterest bearing
deposits                     $     21,810   $          --           --    $    20,171   $         --          --

Interest bearing
transaction accounts               83,480             341         1.62%        82,531            343        1.65%

Time deposits                      54,020             742         5.45%        50,096            561        4.44%

Other borrowings                    8,318             142         6.77%            --             --          --
                              ------------   -------------   -----------  -----------   ------------  -----------
Total Liabilities            $    167,628   $       1,225         2.90%   $   152,798   $        904        2.35%
                              ============   =============   ===========  ===========   ============  ===========
Net Interest Spread                                               5.65%                                     6.41%
                                                             ===========                              ===========

                              ------------   -------------   -----------  -----------   -----------   -----------
                                Earning         Income                      Earning        Income
                                Assets        (Expense)         Yield       Assets        (Expense)      Yield
                              ------------   -------------   -----------  -----------   ------------  -----------
Yield on average
earning assets               $    156,387   $       3,370         8.55%   $   146,136   $      3,226        8.76%

Cost of funding average
earning assets               $    156,387          (1,225)       (3.11)%  $   146,136           (904)      (2.46)%
                                             -------------   -----------                ------------  -----------
Net Interest Margin          $    156,387   $       2,145         5.44%   $   146,136   $      2,322        6.30%
                                             =============   ===========                ============  ===========

(1) Yield for period annualized on actual number of days in period and based on a 365-day year.
(2) Income on tax-exempt securities has not been adjusted to a tax equivalent basis.
(3) Nonaccrual loans are included in the loan totals for each period; however, only collected interest on such loans is included in interest income.

                              ------------------------------------------------------------------------------------
                                                    For the Nine Months Ended September 30,
                              ------------------------------------------------------------------------------------
                                                 2000                                     1999
                              ------------------------------------------    --------------------------------------
                                  Average        Income/         Yield        Average       Income/        Yield
   Dollars In Thousands           Balance        Expense          (1)         Balance       Expense         (1)
                              ------------   -------------    ----------    -----------   -----------   ----------
Earning Assets:
Investment securities
(1)(2)                       $      38,321  $        1,697          5.90%  $    40,580   $      1,805        5.95%

Federal funds sold and
securities purchased under
agreements to resell                 3,950             189          6.37%        4,823            173        4.80%

Loans (2)(3)                       114,300           7,958          9.27%       98,178          7,182        9.78%
                              ------------   -------------    ----------    -----------   -----------   ----------
                             $     156,571  $        9,844          8.38%  $   143,581   $      9,160        8.53%
                              ============   =============    ==========    ===========   ===========   ==========
Liabilities:

Noninterest bearing
deposits                     $      20,330  $           --            --   $    19,250   $         --           --

Interest bearing
transaction accounts                83,570           1,008          1.61%       81,159          1,002        1.65%

Time deposits                       53,820           2,091          5.18%       50,363          1,751        4.65%

Other borrowings                     6,500             316          6.48%          --              --           --
                              ------------   -------------    ----------    -----------   -----------   ----------
Total Liabilities            $     164,220  $        3,415          2.77%  $   150,772   $      2,753        2.44%
                              ============   =============    ==========    ===========   ===========   ==========
Net Interest Spread                                                 5.61%                                    6.09%
                                                              ==========                                ==========

                              ------------   -------------    ----------    -----------   -----------   ----------
                                Earning         Income                        Earning       Income
                                Assets        (Expense)          Yield        Assets      (Expense)        Yield
                              ------------   -------------    ----------    -----------   -----------   ----------
Yield on average
earning assets               $     156,571  $        9,844         8.38%   $   143,581   $      9,160        8.53%

Cost of funding average
earning assets               $     156,571  $       (3,415)       (2.91)%  $   143,581   $     (2,753)      (2.56)%
                                             -------------    ----------    -----------   -----------   ----------
Net Interest Margin          $     156,571  $        6,429          5.47%  $   143,581   $      6,407        5.97%
                                             =============    ==========                  ===========   ==========

(1) Yield for period annualized on actual number of days in period and based on a 365-day year.
(2) Income on tax-exempt securities has not been adjusted to a tax equivalent basis.
(3) Nonaccrual loans are included in the loan totals for each period; however, only collected interest on such loans is included in interest income.

Interest income for the third quarter of 2000 increased $144 thousand or 4.5% over the same quarter of 1999. The net interest margin of 5.44% for the third quarter of 2000 decreased from 6.30% for the third quarter of 1999. For the first nine months of 2000, interest income increased $684 thousand or 7.5% over the same period one year ago. The net interest margin of 5.47% for the first nine months of 2000 decreased from 5.97% over the same period one year ago. Improvement in interest income and the decrease in the net interest margin was the result of the higher volume of earning assets, a more profitable mix of earning assets, an increase in the prime lending rate and the continued growth in noninterest bearing deposits to help lower the cost of funding earning assets. Interest income was negatively impacted by the nonaccrual loans. For the first three months and nine months, interest forgone on nonaccrual loans totaled $258,000 and $554,000, respectively. While management is aggressively pursuing a resolution of the nonaccrual loans, it is uncertain whether or not any of the forgone interest will ultimately be collected.

Average loans for the three months ended September 30, 2000 increased $12.0 million or 11.4% compared to the prior year quarter. For the first nine months of 2000, average loans increased $16.1 million or 16.4% compared to the first nine months of 2000. This increase has been the result of the Bank's efforts to increase total loans. It is the intent of management to increase the total loan to deposit ratio to 75-80%, which at September 30, 2000 was 74.8%.

Average deposits for the three months ended September 30, 2000 increased by $6.5 million or 4.3% compared to the prior year quarter. The average rate paid on interest bearing transaction accounts decreased from 1.65% in the third quarter of 1999 to 1.62% for the third quarter of 2000. The average rate paid on certificates of deposits increased, from 4.44% for the third quarter of 1999 to 5.45% for the same quarter of 2000.

For the first nine months of 2000, average deposits increased $6.9 million or 4.6% compared to the first nine months of 1999. The average rate paid on interest bearing transaction accounts was 1.61% compared to 1.65% for 1999. The average rate paid on certificates of deposit was 5.18% compared to 4.65% for 1999. The increase in rates paid on certificates of deposit is reflective of the overall increase in interest rates.

Average noninterest bearing deposits have kept pace with the growth in interest bearing deposits from a year ago and make up approximately 13% of average total deposits both for the third quarter and for the first nine months of 2000. This has helped to keep down the cost of funding earning assets. Average certificates of deposit for the third quarter and the first nine months of 2000 were approximately 34% of average deposits compared to 33% for the same periods of 1999.

Average other borrowings during the three and nine month periods ended September 30, 2000 totaled $8.3 million and $6.5 million respectively. During the three and nine month periods ended September 30, 1999 the Bank did not have any other borrowings. The increase in other borrowings occurred as a result of management's desire to rely on short term borrowings as a source of liquidity versus other liquidity options (including the sale of investment securities). Additionally, other borrowings increased as a result of the State of California withdrawing $7 million in certificates of deposit. The State of California withdrew the certificates of deposit as a result of concerns regarding the Bank's level of nonperforming loans. Management anticipates regaining the certificates of deposit once the nonperforming loans decrease to a level acceptable to the State of Californa. For further information regarding the nonperforming loans, see "Allowance for Loan Losses" contained herein.

Provision for Loan Losses

The provision for loan losses for the three and nine months ended September 30, 2000 was $35,000 and $135,000 compared with $200,000 and $401,000 for the three and nine months ended September 30, 1999. The decrease is attributable to general loss reserves that have been established based upon management's evaluation of the risks associated with the loan portfolio. Also see "Allowance for Loan Losses" contained herein.

Noninterest Income

Noninterest income for the third quarter of 2000 increased $75 thousand or 13.3% over the same period last year. For the first nine months of 2000, noninterest income increased $401 thousand or 26.2% compared to the first nine months of 1999. The most significant cause for this increase is the excess in the cash surrender value of insurance contracts over the predetermined profitability index that is recognized as income.

Service charge income for the third quarter increased $6 thousand or 2.0% compared to the same quarter of 1999. For the first nine months of 2000, service charge income increased $203 thousand or 26.9% compared to the first nine months of 1999. The increases in service charges are attributable to certain increases to service charges which were implemented in August, 1999.

Income from the sale and servicing of loans during the third quarter of 2000 increased $14 thousand or 9.9% compared to the prior year third quarter. For the first nine months of 2000, income resulting from the sale and servicing of loans decreased $37 thousand or 7.1% compared to the first nine months of 1999. The increases in income resulted primarily from the increased servicing volume of loans. During the first nine months of 2000, income for the sales and servicing of loans has declined as a result of higher interest rates and increased competition. As interest rates have increased, the production of new residential family and SBA loans has declined. Additionally, with increased competition, the Company has experienced general declines in premiums received for SBA loans.

Noninterest Expenses

Noninterest expenses increased $197 thousand or 8.7% compared to the prior year quarter. For the first nine months of 2000, noninterest expense increased $878 thousand or 13.6% compared to the first nine months of 1999. During the third quarter and nine months of 2000, the Company incurred expenses totaling $124,000 and $216,000, respectively, relating to activities involving the nonperforming loans. Exclusive of these one time expenses, noninterest expenses increased $73,000 (3.2%) and $662,000 (10.3%), respectively for the third quarter and nine months of 2000.

For the third quarter, salary and employee benefits expense increased $109 thousand or 10.8% legal expenses decreased $5 thousand or 7.8% consulting expenses increased $9 thousand or 17.6% marketing expenses decreased $9 thousand or 9.8% and problem loan resolution expenses increased $115 thousand or 1,277.8% compared to the prior year.

Year to date, salary and employee benefits expense increased $434 thousand or 14.9% legal expenses increased $33 thousand or 30.6% consulting expenses increased $91 thousand or 67.9% marketing expenses increased $127 thousand or 62.6% and problem loan resolution expenses increased $196 thousand or 980.0% compared to the prior year.

Salary and employee benefits expense increased as a result of the addition of certain staffing positions combined with general merit increases in salaries and increased employee benefit costs. The legal expense relates primarily to ongoing corporate matters combined with costs associated with the resolution of classified loans. The consulting expenses have related primarily to matters regarding enhancement of noninterest income, personnel and employee benefits and continued improvements to technology. The marketing expenses relate to increased efforts to expand the Bank's market share through the use of television and radio. During the first half of 2000, the bank entered into an agreement with Mr. Stan Atkinson, a well known local television personality, to represent the Bank as its spokesman. Management believes this arrangement with Mr. Atkinson will greatly improve the Bank's ability to increase market share, particularly in the greater Sacramento area.

Basis of Presentation

First Financial Bancorp is the holding company for Bank of Lodi, N.A. and Western Auxiliary Corporation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results which may be expected for the year ended December 31, 2000. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 1999 Annual Report to Shareholders.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While there are several varieties of market risk, the market risk material to the Company and the Bank is interest rate risk. Within the context of interest rate risk, market risk is the risk of loss due to changes in market interest rates that have an adverse effect on net interest income, earnings, capital or the fair value of financial instruments. Exposure to this type of risk is a regular part of a financial institution's operations. The fundamental activities of making loans, purchasing investment securities, and accepting deposits inherently involve exposure to interest rate risk. The Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. As of and for the nine months ended September 30, 2000, there were no material changes in the market risk profile of the Company or the Bank as described in the Company's 2000 Form 10-K.

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

                     27             Financial    Data    Schedule    (electronic
                                    submission only).

   (b)           Reports on Form 8-K

                     Form 8-K dated November 1, 2000 announcing third quarter 2000 financial results.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        FIRST FINANCIAL BANCORP




Date: November 13, 2000                                 /s/ Allen R. Christenson
      -----------------                                 ------------------------
                                                        Allen R. Christenson
                                                        Senior Vice President
                                                        Chief Financial Officer