Form 10-K405
period 2000-12-31
FIRST FINANCIAL BANCORP /CA/
filed 2001-03-29
CIK 729502

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of March 2, 2001, there were 1,526,663 shares of Common Stock, no par value, outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $14,694,000 (based on the $9.63 average of bid and ask prices per share on March 2, 2001).


Documents Incorporated by Reference    Part of Form 10-K into which Incorporated
-----------------------------------    -----------------------------------------

Proxy Statement for the Annual
Meeting of Shareholders to be held
on April 24, 2001.                          Part III, Items 10, 11, 12, 13


================================================================================

                             FIRST FINANCIAL BANCORP
                                 2000 FORM 10-K
                                TABLE OF CONTENTS

PART 1

ITEM 1. BUSINESS ............................................................. 3
         General ............................................................. 3
         The Bank ............................................................ 3
         Bank Services ....................................................... 3
         Sources of Business.................................................. 4
         Competition ......................................................... 4
         Employees ........................................................... 4
         Supervision and Regulation .......................................... 5
                  The Company................................................. 5
                  The Bank ................................................... 5
                  Officers ................................................... 6
                  Recent Legislation and Regulations Affecting Banking ....... 6
ITEM 2. PROPERTIES ...........................................................10
ITEM 3. LEGAL PROCEEDINGS ....................................................10
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................10

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS ...........................................11
ITEM 6. SELECTED FINANCIAL DATA...............................................11
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS......................................12
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................29
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE............................29

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................29
ITEM 11. EXECUTIVE COMPENSATION ..............................................29
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ......29
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......................29

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .....30

Signatures ...................................................................57
Index to Exhibits.............................................................58

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

The Bank's headquarters is located at 701 South Ham Lane, Lodi, California. Branch offices are located in Woodbridge, Lockeford, Galt, Plymouth, San Andreas, Elk Grove and Folsom, California. The Bank's primary service area, from which the Bank attracts 50% of its business, is the city of Lodi and the surrounding area. This area is estimated to have a population approaching 60,000 persons, with a median annual family income of approximately $38,000. The area includes residential developments, neighborhood shopping centers, business and professional offices and manufacturing and agricultural concerns.

Bank Services:

The Bank offers a wide range of commercial banking services to individuals and business concerns located in and around its primary service area. These services include personal and business checking and savings accounts (including interest-bearing negotiable order of withdrawal ("NOW") accounts and/or accounts combining checking and savings accounts with automatic transfers), and time certificates of deposit. The Bank also offers extended banking hours at its drive-through window, night depository and bank-by-mail services, and travelers' checks (issued by an independent entity). Each branch location has a 24 hour ATM machine, and the Bank has 24 hour telephone banking and bill paying services. The Bank issues MasterCard credit cards and acts as a merchant depository for cardholder drafts under both VISA and MasterCard. In addition, it provides note and collection services and direct deposit of social security and other government checks. During 2000, the Bank introduced internet banking and bill payment services which are located at www.bankoflodi.com.

During 1998, the Bank entered into an agreement with Investment Centers of America to offer stocks, bonds, mutual funds, annuities and insurance products through offices located on-site at Bank branches. The first Investment Centers of America office was established at the Lodi branch location, and additional offices are planned for Elk Grove and Folsom.

The  Bank  engages  in  a  full  complement  of  lending  activities,  including commercial, Small Business Administration (SBA), residential mortgage, consumer/installment, and short-term real estate loans, with particular emphasis on short and medium-term obligations. Commercial lending activities are directed principally toward businesses whose demand for funds falls within the Bank's lending limit, such as small to medium-sized professional firms, retail and wholesale outlets and manufacturing and agricultural concerns. Consumer lending is oriented primarily to the needs of the Bank's customers, with an emphasis on automobile financing and leasing. Consumer loans also include loans for boats, home improvements, debt consolidation, and other personal needs. Real estate loans include short-term "swing" loans and construction loans. Residential mortgages are generally sold into the secondary market for these loans. SBA loans are made available to small to medium-sized businesses. The Bank generates noninterest income through premiums received on the sale of the guaranteed portions of SBA loans and the resulting on-going servicing income on its SBA portfolio.

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

Consistent with the need to maintain liquidity, management of the Bank seeks to invest the largest portion of the Bank's assets in loans of the types described above. Loans are generally limited to less than 80% of deposits and capital funds. The Bank's surplus funds are invested in the investment portfolio, made up of both taxable and non-taxable debt securities of the U.S. government, U.S. government agencies, states, and municipalities. On a day to day basis, surplus funds are invested in federal funds and other short-term money market instruments.

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

Employees:

As of December 31, 2000, the Company employed 109 full-time equivalent employees, including four executive officers. Management believes that the Company's relationship with its employees is good.

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

Officers:

Leon Zimmerman, age 58, is President and Chief Executive Officer of the Bank and of the Company; Robert H. Daneke, age 47, is Executive Vice President and Chief Credit Officer of the Bank and of the Company; Allen R. Christenson, age 43, is Senior Vice-President, Chief Financial Officer and Secretary of the Bank and of the Company and; Lance Gallagher, age 56, is Senior Vice President and Operations Administrator of the Bank and the Company.

Mr. Zimmerman joined the Company in April, 1990. He was promoted from Executive Vice President and Chief Credit Officer of Bank of Lodi to President and CEO in August of 1994. Mr. Zimmerman became President and CEO of the Company effective August 1995. He lives in Lodi with his wife and has resided and worked in the San Joaquin-Sacramento Valley since 1960, serving in various banking capacities since 1962. Mr. Zimmerman serves on many community boards and committees, including the Lodi Police Chaplaincy Association, San Joaquin County Education Foundation, Chamber of Commerce - Agribusiness Committee and LEED - Sacramento Steering Committee. He is a member of Lodi Rotary Club, Sutter Club - Sacramento, World Trade Club - San Francisco, Independent Order of Odd Fellows, Lodi Grape Festival and Harvest Fair and several other community groups.

Mr. Daneke joined the Company in December, 1999 bringing on board 23 years of banking experience. Prior to joining the Company, Mr. Daneke was employed at Clovis Community Bank for the past eight years and was promoted to Senior Vice President/Senior Credit Officer in 1997. In addition, his career has included: seven years with the Correspondent Bank Division of Community Bank in Redwood City and seven years with Bank of America Corporate Banking Group. Mr. Daneke holds a B.B.A. Degree in Finance from the University of Iowa. He is also a graduate of Pacific Coast Banking School at the University of Washington and the California Intermediate Banking School at the University of San Diego. He has been President and Chairman of the Board for the Clovis District Chamber of Commerce and has served on the Board of Directors for both the Clovis Kiwanis Club and the Sequoia Council of Boy Scouts of America. He currently is a member of the Lodi Chapter of Independent Order of Odd Fellows, participates in the Leadership Lodi program and serves on Lodi Unified School District's Budget Advisory Committee. Mr. Daneke resides in Lodi with his wife and two children.

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

As of  December  31,  2000,  the  Bank's  total  risk-based  capital  ratio  was approximately 11.27 percent and its leverage ratio was approximately 7.99 percent. The Bank does not presently expect that compliance with the risk-based capital guidelines or minimum leverage requirements will have a materially adverse effect on its business in the reasonably foreseeable future. Nor does the Bank expect that its sensitivity to market risk will adversely affect its overall CAMELS rating as compared with its previous CAMELS ratings by bank examiners.

Deposit Insurance Assessments. In 1995, the FDIC, pursuant to Congressional mandate, reduced bank deposit insurance assessment rates to a range from $0 to $.27 per $100 of deposits, dependent upon a bank's risk. The FDIC has continued these reduced assessment rates through 2000. Based upon the above risk-based assessment rate schedule, the Bank's current capital ratios, the Bank's current level of deposits, and assuming no further change in the assessment rate applicable to the Bank during 2000, the Bank estimates that its annual noninterest expense attributed to the regular assessment schedule will not increase during 2000.

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

Financial Services Modernization Legislation. On November 12, 1999 President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Modernization Act"). The Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricts the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Modernization Act also expressly preempts any state law restricting the establishment of financial affiliations, primarily related to insurance. The law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

In order for the Company to take advantage of the ability provided by the modernization Act to affiliate with other financial service providers, it must become a "Financial Holding Company." To do so, the Company would file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding companies and certifying that it is eligible to do so because its insured depository institution subsidiary (the Bank) is well-capitalized and well-managed. In addition, the Federal Reserve must also determine that an insured depository institution subsidiary has at least a "satisfactory" rating under the Community Reinvestment Act. [The Company currently meets the requirements for Financial Holding Company status]. The Company will continue to monitor its strategic business plan to determine whether, based on market conditions and other factors, the Company wishes to utilize any of its expanded powers provided in the modernization Act.

Under the Modernization Act, securities firms and insurance companies that elect to become Financial Holding Companies may acquire banks and other financial institutions. The Company does not believe that the Modernization Act will have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank.

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

In January, 1998, the Bank opened a 1,220 square foot loan production office in Folsom, California. The office was leased for one year with a one year renewal option which has been exercised by the Bank. In July, 1999 the Bank received approval to operate the Folsom office as a full-service branch. In December, 1999, the lease was extended for one year to allow the Bank time to identify a permanent location in the Folsom community. In December, 2000 the Landlord agreed to extend the lease on a month to month basis while the Bank completed the process of moving into a new full-service branch location. In January, 2001 the Bank entered into a 10 year lease for a 2,426 square foot full-service branch location in the Folsom area. The Bank is awaiting regulatory approval to open the new full-service branch and plans on relocating the existing Folsom branch to the new Folsom site during the second quarter of 2001. In August, 1998, the Bank opened a 4,830 square foot full service branch in Elk Grove, California. The office is leased under a three year lease with two successive three-year renewal options. In January, 2001, the Bank entered into a three year lease for a 1,557 square foot Small Business Administration loan production office in the Folsom area.


ITEM 3. LEGAL PROCEEDINGS

         Not Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the common stock of the Company. The Company's common stock is traded in the over-the-counter market and is not presently listed on a national exchange or reported by the NASDAQ Stock Market. Trading of the stock has been limited and has been principally contained within the Company's general service area. As of March 2, 2001, there were 1,005 shareholders of record of the Company's common stock. Set forth below is the range of high and low bid prices for the common stock during 2000 and 1999.


                                         2000                      1999
Bid Price of Common Shares           High         Low         High         Low
First Quarter                    $   12.00        9.50        12.25        11.00
Second Quarter                       10.75        8.00        12.50        11.00
Third Quarter                        10.38        8.50        12.50        10.63
Fourth Quarter                       10.88        9.75        11.00         9.12


The foregoing prices are based on trades of which Company is aware and reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.


ITEM 6. SELECTED FINANCIAL DATA


(in thousands except per share amounts)
Consolidated Statement of Income     2000         1999        1998        1997         1996
--------------------------------------------------------------------------------------------
Interest Income                   $  13,496      12,526      11,508      10,592        8,045
Interest Expense                      4,613       3,699       4,028       3,785        3,254
Net Interest Income                   8,883       8,827       7,480       6,807        4,791
Provision for Loan Losses               135       1,051         250         (60)         310
Noninterest Income                    2,690       2,461       1,878       1,423        1,067
          Noninterest Expense         9,855       8,803       7,712       6,796        4,654
Net Income                        $   1,283       1,159       1,052       1,015          640

Per Share Data
--------------------------------------------------------------------------------------------
Basic Earnings                    $     .85         .79         .73         .70          .46
Diluted Earnings                        .83         .76         .68         .67          .45
Cash Dividends Declared           $     .05         .20         .20         .20          .20
Consolidated Balance Sheet Data
--------------------------------------------------------------------------------------------

Federal Funds Sold                $  10,115         100       4,800       4,900        1,100
Investment Securities                29,560      36,096      45,647      61,917       36,913
Loans, net of loss reserve and
   deferred fees                    112,085     109,594      91,078      62,228       52,672
Total Assets                        185,064     176,334     164,400     147,850      104,913
Total Deposits                      162,261     156,161     149,544     133,891       92,207
Other Borrowings                      4,588       4,300        --          --           --
Total Stockholders' Equity        $  16,454      14,521      13,857      12,861       11,889

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

Summary of Earnings Performance

----------------------------------------------------------------------------------------------------------------------------
                                                                                 For the Year Ended December 31:
                                                                     -------------------------------------------------------

                                                                      2000                     1999                    1998
Earnings (in thousands)                                              $1,283                   1,159                   1,052
----------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                             $.85                      .79                      .73
Diluted earnings per share                                           $.83                      .76                      .68
Return on average assets                                             0.71%                    0.69%                    0.68%
Return on average equity                                             8.74%                    8.19%                    7.90%
Dividend payout ratio                                                5.88%                   24.19%                   26.26%
----------------------------------------------------------------------------------------------------------------------------
Average equity to average assets                                     8.10%                    8.40%                   8.64%
----------------------------------------------------------------------------------------------------------------------------


Basic earnings per share in 2000 were $.85, compared to $.79 and $.73 in 1999 and 1998, respectively. During 2000, the Company experienced growth rates of 2.1% in gross loans and 3.9% in deposits resulting in an increase in net interest income. In addition, the Provision for Loan Losses for the year ending December 31, 2000 was $135 thousand, a decrease of $916 thousand over 1999's provision of $1,051 thousand. Furthermore, noninterest income increased 9.3% during 2000, primarily as a result of changes in the pricing of some of the Bank's deposit products (which were implemented during the third quarter of
1999) and a $149 thousand gain on the sale of investment securities. Additionally, the Company experienced a 12.0% increase in noninterest expense during the year. The increase in noninterest expense is attributable to general overall increases in the cost of operations combined with expenses incurred with strategic expansion projects and expenses associated with the resolution of nonperforming loans. Additionally, interest forgone on nonaccrual loans amounted to $542 thousand during 2000 compared to $76 thousand during 1999.

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

In January, 1998, the Bank opened a loan production office in the growing market of Folsom, California. The location was converted to a full-service branch in July, 1999. The Folsom office is approximately 45 miles Northeast of the Bank's corporate headquarters in Lodi, California and effectively expanded the Bank's trade area into the greater Sacramento area.

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

Net Interest Income

The following table provides a detailed  analysis of net interest spread and net interest  margin  for the  years  ended  December  31,  2000,  1999,  and  1998, respectively:
------------------------- ------------------------------- -------------------------------- ---------------------------------
                                For the Year Ended              For the Year Ended                For the Year Ended
                                December 31, 2000                December 31, 1999                December 31, 1998
                          (Dollar amounts in thousands)    (Dollar amounts in thousands)    (Dollar amounts in thousands)
                          ------------------------------- -------------------------------- ---------------------------------
                           Average     Income/             Average    Income/               Average     Income/
                           Balance    Expenses    Yield    Balance   Expenses     Yield     Balance     Expense     Yield
                           -------    --------    -----    -------   --------     -----     -------     -------     -----
Earning Assets:

Investment securities (1)   $ 34,690    2,214     6.38%     41,050      2,413      5.88%     53,370      3,431        6.43%

Federal funds sold             5,090      329     6.46%      4,150        202      4.86%      6,780        348        5.13%

Loans (2)                    114,690   10,953     9.55%    101,120      9,911      9.80%     73,720      7,729       10.48%
                            --------    -----     ----     -------      -----      ----     -------      -----        ----

                            $154,470   13,496     8.74%    146,320     12,526      8.56%    133,870     11,508        8.60%
                            ========    =====     ====     =======      =====      ====     =======      =====        ====

Liabilities:

Noninterest bearing
deposits                    $ 21,240       --       --      19,830         --        --      17,080         --          --

Savings, money market,
& NOW deposits                83,970    1,350     1.61%     82,110      1,358      1.65%     76,600      1,652        2.16%

Time deposits                 53,020    2,801     5.28%     50,690      2,330      4.60%     46,800      2,376        5.08%


Other borrowings               7,000      462     6.60%        170         11      6.25%         --         --          --
                            --------    -----     ----     -------      -----      ----     -------      -----        ----

Total Liabilities           $165,230    4,613     2.79%    152,800      3,699      2.42%    140,480      4,028        2.87%
                            ========    =====     ====     =======      =====      ====     =======      =====        ====

Net Spread                                        5.95%                            6.14%                              5.73%
                                                  ====                             ====                               ====
------------------------- ---------- ----------- -------- ---------- ---------- ---------- ----------- ----------- ---------
                           Earning     Income              Earning    Income                Earning     Income
                           Assets    (Expense)    Yield    Assets    (Expense)    Yield      Assets    (Expense)    Yield

Yield on average
earning assets              $154,470   13,496     8.74%    146,320     12,526      8.56%    133,870     11,508        8.60%

Cost of funds for
average earning assets       154,470   (4,613)   (2.99%)   146,320     (3,699)    (2.53%)   133,870     (4,028)      (3.01%)
                            --------    -----     ----     -------      -----      ----     -------      -----        ----

Net Interest Margin         $154,470    8,883     5.75%    146,320      8,827      6.03%    133,870      7,480        5.59%
                            ========    =====     ====     =======      =====      ====     =======      =====        ====
------------------------- ---------- ----------- -------- ---------- ---------- ---------- ----------- ----------- ---------

(1) Income on tax-exempt securities has not been adjusted to a tax equivalent basis.

(2)  Nonaccrual loans are included in the loan totals for each year.

Net interest income increased 1% in 2000 after increasing 18% in 1999. The increase in 2000 is attributable to an increase of 6% in average earning assets combined with a 4% increase in average deposits. In addition, during 2000 the Company's base lending rate increased 100 basis points. The increase in the base lending rate was consistent with the national increase in Bank's prime lending rates during 2000, from 8.5% at December 31, 1999 to 9.5% at December 31, 2000. Furthermore, while the Company recorded $224 thousand in interest income on nonaccrual loans during the year, interest forgone on nonaccrual loans totaled $542 thousand. The increase in net interest income during 1999 was the result of a 9% increase in average earning assets combined with an 9% increase in average deposits in addition to a decrease in overall deposit costs.

Average earning assets increased 6% in 2000 compared to 1999 and 9% in 1999 compared to 1998. The increase in average earning assets was driven by growth in average deposits during both years. Average deposits increased 4% in 2000 compared to 1999 and 9% in 1999 compared to 1998.

The mix of earning assets in 2000 changed as a result of year-over-year loan growth of 2% compared to 21% in 1999. Average loans in 2000 increased 13%
compared to 1999. The increase in loans absorbed the liquidity created by the growth in deposits during 2000 and the proceeds from maturities and sales of investment securities. The loan growth also increased the average loan-to-deposit ratio to 73% in 2000 compared to 66% in 1999. Average investments decreased 16% in 2000 as compared to 1999 as a result of the increase in loans. Average investments decreased 23% in 1999 as compared to 1998.

Net interest margin decreased 28 basis points in 2000 after increasing by 44 basis points in 1999. This decrease in 2000 was the result of several key items:

   - Interest forgone on nonaccrual loans during 2000 totaled $542 thousand. This reduced the yield on loans by 47 basis points and the net interest margin by 35 basis points.

   - Changes in the mix of the investment portfolio during 2000 resulted in an increase of 50 basis points in the average yield earned on investments securities.

   - The general increase in interest rates resulted in an increase of 160 basis points in the average yield earned on federal funds sold.

   - The general increase in interest rates resulted in an increase of 68 basis points in the cost of average certificates of deposit.

Net interest margin increased 44 basis points in 1999 after declining by 6 basis points in 1998. This increase in 1999 was the result of several key items:

   - The impact on average earning asset yields of declining interest rates was overcome by the growth in loans that had higher yields than investments and federal funds sold. While the yields on federal funds and investments declined by 27 and 55 basis points, respectively, earning asset yields decreased 4 basis points.

   - The general decline in interest rates helped to bring down the cost of average NOW, money market, savings and certificates of deposit by 17, 90, 60, and 48 basis points, respectively.

   - The mix of noninterest bearing deposits increased to 13% of average deposits in 1999 from 12% in 1998.


The following table presents the monetary impact of the  aforementioned  changes in earning  asset and  deposit  volumes,  yields and mix for the two years ended
December 31, 2000 and 1999.
---------------------- -------------------------------------------------- --------------------------------------------------
                                     2000 compared to 1999                              1999 compared to 1998
                                        (in thousands)                                     (in thousands)
                                    Change due to:                                   Change due to:
Interest Income:            Volume         Rate          Mix       Total       Volume         Rate          Mix       Total
                            ------         ----          ---       -----       ------         ----          ---       -----
                       ------------ ------------ ------------ ----------- ------------ ------------ ------------ -----------
Investment securities  $     (341)          165         (23)       (199)  $     (987)         (43)           12     (1,018)

Federal funds sold             46            66          15         127         (135)         (18)            7       (146)

Loans                       1,149           (96)        (11)      1,042        2,873         (504)         (187)     2,182
                            -----           ---         ---       -----        -----         ----          ----      -----

Total interest income  $      854           135         (19)        970   $    1,751         (565)         (168)     1,018
                            =====           ===         ===       =====        =====         ====          ====      =====

Interest Expense:

Savings, money
market, & NOW
accounts               $       36           (42)         (2)         (8)  $      117         (384)          (27)      (294)

Time deposits                 107           348          16         471          197         (224)          (19)       (46)

Other borrowings                -            12         439         451           11           -          -             11
                            -----           ---         ---       -----        -----         ----          ----      -----

Total interest
expense                $      143           318         453         914   $      325         (608)          (46)      (329)
                            =====           ===         ===       =====        =====         ====          ====      =====

Net interest income    $      711          (183)       (472)         56   $    1,426           43          (122)     1,347
                            =====           ===         ===       =====        =====         ====          ====      =====
---------------------- ------------ ------------ ------------ ----------- ------------ ------------ ------------ -----------


The volume, rate, and mix variances for net interest income in 2000 compared to 1999 indicate that the 13% increase in average loans, the 50 basis point increase  in the  yield of the  investment  portfolio  and the 160  basis  point increase in the rate earned on federal funds sold was offset by the $542 thousand interest forgone on nonaccrual loans combined with a 68 basis point increase in the average cost of funding certificates of deposit. During 2000, average earning assets increased 6%. Average loans, the primary component of earning assets, comprised 74% and 69% of total earning assets during 2000 and 1999, respectively. While average federal funds sold increased 23% during 2000, average investment securities decreased 16%. Additionally, while average deposits increased 4% during 2000, the average rate paid on deposit accounts increased 15% resulting in an increase in total interest expense.

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
----------------------------------------- ---------------- ---------------- --------------- ---------------- ---------------
(in thousands)                                     2000             1999             1998            1997             1996

Balance at beginning of period                  $ 2,580            1,564            1,313           1,207              959

Charge-offs:

  Commercial                                        201               90               67             249              237

  Real estate                                         -                -               25               -                -

  Consumer                                           45               20               40              41               97
                                                 ------          -------          -------         -------          -------

  Total Charge-offs                                 246              110              132             290              334

Recoveries:

  Commercial                                         15               68              112             434              260

  Real estate                                         -                -                -               -                -

  Consumer                                           15                7               21              22               12
                                                 ------          -------          -------         -------          -------

  Total Recoveries                                   30               75              133             456              272
                                                 ------          -------          -------         -------          -------

Net charge-offs                                    (216)             (35)              (1)           (166)              62


Additions charged to operations                     135            1,051              250             (60)             310
                                                 ------          -------          -------         -------          -------


Balance at end of period                        $ 2,499            2,580            1,564           1,313            1,207
                                                 ======          =======          =======         =======          =======


Ratio of net charge-offs to average
loans outstanding                               (0.19%)          (0.03%)          (0.001%)        (0.28%)            0.11%
                                                =======          =======          ========        =======          =======
----------------------------------------- ---------------- ---------------- --------------- ---------------- ---------------

Footnote 1(g) to the consolidated financial statement discusses the factors used in determining the provision for loan losses and the adequacy of the allowance for loan losses.

Net charge-offs totaling $216 thousand represents an increase of $181 thousand, or 517%, over 1999. This activity was comprised of $246 thousand in gross charge-offs combined with $30 thousand in recoveries representing an increase of 124% in gross charge-offs and a decrease of 60% in recoveries compared to 1999, respectively. The increase in charge-offs during 2000 is related to measures taken by the Company to reduce the level of nonaccrual loans. The Bank has not modified or significantly excepted its underwriting standards despite growing competition within the industry.

The loan loss provision for 2000 totaled $135 thousand and represents a decrease of $916 thousand, or 87%, over 1999. The reason for the decrease is attributable primarily to three factors. First, during 1999, the Company identified certain loans which had deteriorating conditions in their credit quality and, in 1999, established specific loan loss reserves for those loans. During 2000, management continued to actively monitor the nonperforming loans and determined that reserves previously established in 1999 continued to be adequate at December 31, 2000. Secondly, while nonaccrual loans increased $3,352 thousand during 2000, the majority of these loans were identified as problem loans during 1999; at which time the specific reserves for potential loan losses were established. In addition, the majority of the nonaccrual loans are secured by collateral that, in the opinion of management, possess adequate value to minimize any potential losses, in excess of the specific loss reserves previously established by the Company. Third, while average loans increased 13% during 2000, as compared to 1999, balances as of December 31, 2000 increased only 2% compared to December 31, 1999.

Charge-off activity declined by 17% in 1999 compared to 1998, while recoveries declined by 44% during the same period. The decline in charge-offs during 1999 is consistent with the asset quality statistics discussed below in the Asset Quality section.

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


Noninterest Income

Noninterest  income  increased  9% and 31% in 2000 and 1999,  respectively.  The primary  components of noninterest  income consist of: service charges,  SBA and mortgage income,  and other noninterest  income.  The following table summarizes the significant elements of service charge, SBA, mortgage and Farmer Mac revenue for the three years ending 2000, 1999, and 1998:
         ----------------------------------------------------------- ---------------- ----------------- -----------------
         (in thousands)                                                         2000              1999              1998
         ----------------------------------------------------------- ---------------- ----------------- -----------------
         Periodic deposit account charges                                   $    477               407               352
         Returned item charges                                                   561               463               344
         Ancillary services charges                                               99                98                82
         Other service charges                                                   124               110                68
                                                                     ---------------- ----------------- -----------------
              Total service charge revenue                                     1,261             1,078               846
                                                                     ================ ================= =================

         Gain on sale of SBA loans                                               114               177               191
         SBA loan servicing revenue                                              224               207               226
                                                                     ---------------- ----------------- -----------------
              Total SBA revenue                                                  338               384               417

         Gain on sale of mortgage loans                                          132               133               243
         Mortgage loan servicing revenue                                         123               122                92
                                                                     ---------------- ----------------- -----------------
              Total mortgage revenue                                             255               255               335

         Farmer Mac origination, sale and servicing                               31                42                32
                                                                     ---------------- ----------------- -----------------

               Total loan origination, sale and servicing revenue           $   624                681               784
         ----------------------------------------------------------- ---------------- ----------------- -----------------

Service charge revenue increased 17% in 2000 compared to 1999 and 27% in 1999 compared to 1998. The growth in service charge income for 2000 was driven by deposit growth combined with changes to the fee structure of certain deposit products implemented during the third quarter of 1999. While average deposits grew 4% in 2000, average noninterest-bearing demand deposits and NOW accounts increased 7% and 1%, respectively. The growth in service charge income for 1999 was driven by average deposit growth of 9% combined with the changes to the fee structure of the certain deposit products.

SBA revenue declined 12% and 8% during 2000 and 1999. Mortgage revenue remained unchanged from 2000 to 1999 after declining 8% during 1999. Farmer Mac revenue declined 26% in 2000 as compared to 1999 and increased 31% during 1999 as compared to 1998.

During 1999, the Company experienced increased competition in the SBA origination market, the result of which was a decline in production and relating gains on the sale of SBA loans during 1999 and 2000. Additionally, the mortgage department experienced a decline in sales volume and the related margins on mortgage loans sold during these periods.

The Bank began to participate in the Federal Agricultural Mortgage Corporation ("Farmer Mac") lending program in late 1994, whereby qualifying mortgage loans on agricultural property are originated and sold.

During 1998, the Company purchased single-premium life insurance policies written on the lives of certain officers and directors of the Company and the Bank. The increase in the cash surrender value of these policies is included in other noninterest income and totaled $458 thousand and $206 thousand during 2000 and 1999, respectively. During 1999, one of the insurance companies converted from a mutual to a stock based company, which process is referred to as "demutualization." As a result of the demutualization, policyholders of the insurance company received shares of common stock of the insurance company. The number of shares of stock received by policyholders was based upon the cash surrender value of the individual policies. The Company received and subsequently sold the stock in December, 1999. The gain recognized upon the receipt of the stock totaled $287,000.


Noninterest Expenses

Noninterest expenses increased 12% in 2000 compared to 1999 and 14% in 1999 compared to 1998. Several events had a significant impact on year-to-year comparability. During 2000, the company incurred expensed associated with the resolution of nonperforming loans. During 1999, the primary events related to expenses associated with the year 2000 date change.

Noninterest expense is broken down into four primary categories each of which is discussed in this section.

Salaries and Employee Benefits

The following  table  provides the detail for each major segment of salaries and employee benefits together with relevant statistical data:
         ----------------------------------------------------------- ---------------- ----------------- -----------------
         (in thousands except full time equivalents)                            2000              1999              1998
         ----------------------------------------------------------- ---------------- ----------------- -----------------
         Regular payroll, contract labor, and overtime                       $ 3,325             2,970             2,641
         Incentive compensation and profit sharing                               246               407               339
         Payroll taxes and employment benefits                                   935               655               576
                                                                     ---------------- ----------------- -----------------
              Total Salaries and Employee Benefits                           $ 4,506             4,032             3,556
                                                                     ================ ================= =================
         Number of full-time equivalent employees                                109               104                95
                                                                     ---------------- ----------------- -----------------
         Regular payroll per full-time equivalent employee                     30.50             28.49             27.80
                                                                     ---------------- ----------------- -----------------
         Incentive compensation to regular payroll                              7.4%             13.7%             12.8%
                                                                     ---------------- ----------------- -----------------
         Payroll taxes and benefits per full-time equivalent                    8.70              6.28              6.06
         employee
         ----------------------------------------------------------- ---------------- ----------------- -----------------

The number of full-time equivalent employees increased 4% in 2000 compared to 1999 and 9% in 1999 compared to 1998. Regular payroll, contract labor and overtime increased 12% in 2000 compared to 1999 and 12% in 1999 compared to 1998. Total salaries and benefits expense increased 12% in 2000 compared to 1999 and 13% in 1999 compared to 1998. The average regular payroll per full-time equivalent employee increased 9% in 2000 compared to 1998 and increased 2% in 1999 compared to 1997.

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

Payroll taxes and employee benefits per full-time equivalent increased 39% in 2000 as compared to 1999 and 4% in 1999 as compared to 1998. The increases are related primarily to a $293 thousand increase in the supplemental compensation accruals made pursuant to the agreements summarized in Footnote 9 to the 2000 Consolidated Financial Statements, combined with increases in the Company's contribution to the Employee Stock Ownership Plan, general increases in the cost of medical and other related insurance benefits and education and training expenses. The accruals for the supplemental compensation agreements were initiated in April, 1999.

Occupancy Expense

The  following  table  provides  the detail for each major  segment of occupancy expense:
         ----------------------------------------------------------- ---------------- ----------------- -----------------
         (in thousands except square footage and cost per sq. ft.)              2000              1999              1998
         ----------------------------------------------------------- ---------------- ----------------- -----------------
         Depreciation                                                       $    335               366               289
         Property taxes, insurance, and utilities                                213               230               220
         Property maintenance                                                    184               124               144
         Net rental expense  (income)                                             93                90                62
                                                                     ---------------- ----------------- -----------------
              Total Occupancy                                               $    825               810               715
                                                                     ================ ================= =================
         Square footage of occupied and unoccupied space                      42,945            42,945            42,945
                                                                     ---------------- ----------------- -----------------
          Occupancy cost per square foot                                    $  19.21             18.86            $16.65
                                                                     ---------------- ----------------- -----------------
         Locations                                                                 8                 8                 8
         ----------------------------------------------------------- ---------------- ----------------- -----------------

Occupancy expenses increased 2% in 2000 compared to 1999 and 13% in 1999 compared to 1998.

The primary reason for the increases in 2000 and 1999 are the expansion into new offices opened in 1998. In January 1998 the Company opened a loan production office in Folsom, California and the August 1998 opening of a full service branch in Elk Grove, California. The Folsom office was converted to a full service branch in July, 1999. In addition, the Galt branch was relocated in November, 1998.


Equipment Expense

The  following  table  provides  the detail for each major  segment of equipment expense:
         ----------------------------------------------------------- ---------------- ----------------- -----------------
         (in thousands)                                                         2000              1999              1998
         ----------------------------------------------------------- ---------------- ----------------- -----------------
         Depreciation                                                       $    506               488               406
         Maintenance                                                             259               188               104
         Rental expense                                                           16                11                26
                                                                     ---------------- ----------------- -----------------
              Total Equipment                                               $    781               687               536
         ----------------------------------------------------------- ---------------- ----------------- -----------------

Equipment expense increased 14% in 2000 compared to 1999 and increased 28% in 1999 compared to 1998.

The increases in 2000 and 1999 are primarily attributable to investments made in the Company's computer hardware and software systems. Additionally, the 1999 expense reflects an entire year's deprecation expense for equipment placed in service at the two new branches in 1998.

Other Noninterest Expense

Other  noninterest  expenses  increased  14% in 2000 compared to 1999 and 13% in
1999 compared to 1998.  The following  table  provides the detail for each major segment of other noninterest expense:
         ----------------------------------------------------------- ---------------- ----------------- -----------------
         (in  thousands)                                                       2000             1999              1998
         ----------------------------------------------------------- ---------------- ----------------- -----------------
         Third party data processing                                    $       869              821               719
         Professional fees                                                      771              554               423
         Marketing                                                              422              323               213
         Nonperforming loan costs                                               246               25                 -
         Telephone and postage                                                  232              271               217
         Intangible amortization                                                215              282               372
         Director fees and retirement                                           193              158               223
         Office supplies                                                        189              193               176
         Printing                                                               105              109               145
         Other real estate owned losses and holding costs                        94               (8)              (12)
         Regulatory assessments                                                  87               85                51
         Business development                                                    82               78                57
         Year 2000 date change                                                    4              152                 -
         Other                                                                  234              231               321
                                                                     ---------------- ----------------- -----------------
              Total Other Noninterest Expense                           $     3,743            3,274             2,905
         ----------------------------------------------------------- ---------------- ----------------- -----------------

Professional fees increased during 2000 and 1999 as a result of the Company increasing its use of third parties in the development and implementation of specific strategic initiatives. The two primary initiatives included enhancing the Company's use of technology and opportunities to increase noninterest income.

The amortization of the core deposit and goodwill intangible assets purchased in the acquisition of the Wells Fargo Branches in 1997 declined 24% in 2000 as compared to 1999 and 24% in 1999 as compared to 1998. The Bank is using an accelerated method of amortization for these assets over an eight year period. Accordingly, the amortization expense is expected to continue to decline over the remaining amortization period.

During 2000 the Company expensed $246 thousand in costs associated with the resolution of nonpeforming loans. Included in these costs are amounts paid for legal representation, past due rent of borrowers, security and other property maintenance expenses. The past due rent, security and other property maintenance expenses were incurred by the Company in order to protect and preserve the quality of assets pledged as collateral for the nonperforming loans.

During 1999 the Company expensed $152 thousand in one time costs associated with the Year 2000 date change. Additional expenses were incurred by the Company as part of the Year 2000 date change. Such additional expenses relate to the allocation of human resources and capital expenditures.


Income Taxes

The provision for income taxes as a percentage of pretax income for 2000, 1999, and 1998 was 19%, 19%, and 25%, respectively. The effective rate is lower than the combined marginal rate for state and federal taxes due primarily to the level of tax exempt income relative to total pre-tax income combined with any decreases in the tax asset valuation allowance. Tax exempt income increased in 2000 and 1999 as compared to 1999 and 1998, respectively, as a result of changes in tax exempt investment securities and increases in the cash surrender value of life insurance. Interest income on tax exempt investment securities increased $260 thousand in 2000 and $28 thousand in 1999 as a result of increases in average tax exempt securities totaling $5,440 thousand in 2000 and $108 in 1999 as compared to 1999 and 1998, respectively. Tax exempt income also increased in 2000 compared to 1999 and 1999 compared to 1998 due to an investment of $10,032 thousand and $8,674 thousand, respectively in the cash surrender value of life insurance as discussed below under Balance Sheet Review. The tax asset valuation allowance declined $85,000 in 1999. Footnote 13 to the Consolidated Financial Statements contains a detailed presentation of the income tax provision and the related current and deferred tax assets and liabilities.

Balance Sheet Review

The following table presents average balance sheets for the years ended December
31, 2000, 1999 and 1998.

---------------------------------------------- -------------------------- -------------------------- -----------------------
                                                  For the Year Ended         For the Year Ended        For the Year Ended
                                                   December 31, 2000          December 31, 1999        December 31, 1998
                                                    (in thousands)             (in thousands)            (in thousands)
                                               -------------------------- -------------------------- -----------------------
                                                    Amount       Percent        Amount      Percent      Amount     Percent
---------------------------------------------- ------------ ------------- ------------- ------------ ----------- -----------
Assets:

Cash & Due from banks                          $     8,150        4.50%          7,488        4.45%       6,701       4.32%

Federal funds sold                                   5,090        2.81%          4,150        2.47%       6,780       4.37%

Investment securities                               34,690       19.16%         41,050       24.39%      53,370      34.42%
Loans (net of allowance for loan losses and
  deferred income)                                 111,490       61.57%         98,760       58.69%      71,752      46.29%

Premises and equipment, net                          6,860        3.78%          6,863        4.08%       7,188       4.64%

Other assets                                        14,810        8.18%          9,969        5.92%       9,220       5.96%
                                                 ---------      -------          -----        -----       -----       -----

Total Assets                                   $   181,090      100.00%        168,280      100.00%     155,011     100.00%
                                                 =========      =======        =======      =======     =======     =======

Liabilities & Stockholders' Equity:

Deposits                                       $   158,230       87.37%        152,630       90.70%     140,480      90.63%

Short term borrowings                                7,000        3.87%              -            -           -           -

Other liabilities                                    1,190        0.66%          1,507        0.90%       1,215       0.78%

Stockholders' equity                                14,670        8.10%         14,143        8.40%      13,316       8.59%
                                                 ---------      -------         ------        -----      ------       -----

Total Liabilities & Stockholders' Equity       $   181,090      100.00%        168,280      100.00%     155,011     100.00%
                                                 =========      =======        =======      =======     =======     =======
---------------------------------------------- ------------ ------------- ------------- ------------ ----------- -----------

Average total assets increased 8% in 2000 compared to 1999 and 9% in 1999 compared to 1998. Year-end asset totals at December 31, 2000 reached $185,064 thousand and represented an increase of 5% over December 31, 1999. The increase in 2000 and 1999 is a function of deposit growth throughout the Bank's branch network, as average deposits increased 4% and 9%, respectively.

During 2000 average gross loans increased 13%. This increase was funded by the growth in deposits combined with a 12% reduction in average federal funds sold and investment securities. During 1999 average gross loans increased 39%, which was funded by the growth in deposits combined with a 16% reduction in fed funds sold and investment securities.

Other assets at December 31, 2000 and 1999 increased 10% and 71% as compared to December 31, 1999 and 1998, respectively. The increases are primarily attributable to an increase in the cash surrender value of life insurance of $10,032 thousand and $8,674 thousand at December 31, 2000 and 1999, respectively. The cash surrender value of life insurance consists primarily of the Bank's contractual rights under single-premium life insurance policies written on the lives of certain officers and the directors of the Company and the Bank. The policies were purchased in order to indirectly offset anticipated costs of certain benefits payable upon the retirement, and the death or disability of the directors and officers pursuant to deferred compensation agreements. The cash surrender value accumulates tax-free based upon each policy's crediting rate which is adjusted by the insurance company on an annual basis.

Investment Securities

The following table presents the investment portfolio at December 31, 2000, 1999 and 1998 by security type, maturity, and yield:

--------------------------------------------------- -------- -------------------------------------------------------------------
                                                                         Book Value at December 31 (in thousands):
                                                                     2000                 1999                   1998
                                                                     ----                 ----                   ----
                                                               Amount    Yield(a)    Amount    Yield(a)    Amount      Yield(a)
------------------------------------------------------------ --------- ----------- --------- ---------- ---------- -------------
U.S. Treasury Securities:

Within 1 year                                                $      -           -         -          -      1,000         5.87%

Ater 1 year, within 5 years                                         -           -         -          -          -             -

After 5 years, within 10 years                                      -           -         -          -          -             -

After 10 years                                                      -           -         -          -          -             -
                                                             --------- ----------- --------- ---------- ---------- -------------

Total U.S. Treasury                                          $      -           -         -          -      1,000         5.87%

U.S. Agency Securities:

Within 1 year                                                $  3,520       6.34%     1,044      6.67%      1,512         5.68%

After 1 year, within 5 years                                    8,018       6.26%    12,622      6.40%     13,482         6.50%

After 5 years, within 10 years                                    932       7.71%     1,500      7.18%      3,000         6.93%

After 10 years                                                  1,500       6.85%     1,500      6.85%      1,500         6.85%
                                                             --------- ----------- --------- ---------- ---------- -------------

Total U.S. Agency                                            $ 13,970       6.46%    16,666      6.53%     19,494         6.53%


Collateralized Mortgage Obligations:

Within 1 year                                                $  4,121       6.09%        57      3.37%          -             -


After 1 year, within 5 years                                    1,975       7.09%     5,477      6.52%          -             -

After 5 years, within 10 years                                      -           -       961      6.87%        153         5.51%

After 10 years                                                    131       8.31%       132      8.17%        304         8.34%
                                                             --------- ----------- --------- ---------- ---------- -------------

Total Collateralized Mortgage Obligations                    $  6,227       6.46%     6,627      6.58%        457         7.39%


Municipal Securities:

Within 1 year                                                $  1,048       5.28%     1,053      6.66%      1,196         6.20%


After 1 year, within 5 years                                    1,630       7.42%     2,445      7.17%      2,439         7.08%

After 5 years, within 10 years                                  1,564       7.40%     2,444      6.08%          -             -

After 10 years                                                  3,750       8.42%     6,245      5.69%          -             -
                                                             --------- ----------- --------- ---------- ---------- -------------

Total Municipals                                             $  7,992       7.60%    12,187      6.15%       3,635        6.79%


Other Debt Securities:

Within 1 year                                                $    116      14.24%        10      7.57%         93         8.50%


After 1 year, within 5 years                                      338       9.41%       938      7.32%        113         6.83%

After 5 years, within 10 years                                    300           -         -          -          -             -

After 10 years                                                      -           -         -          -      2,509         7.28%
                                                             --------- ----------- --------- ---------- ---------- -------------

Total Other Debt Securities                                  $    754       8.15%       948      7.32%      2,813         7.36%


Money Market Mutual Fund                                            -           -         -          -     17,602         4.83%

Federal Agency Stock                                              126        6.0%       126      6.00%        126         6.00%

Unrealized Holding (Loss) / Gain                                  491           -      (458)         -        520             -
                                                             --------- ----------- --------- ---------- ---------- -------------

Total                                                        $ 29,560       6.66%  $ 36,096      6.43%     45,647         5.93%
------------------------------------------------------------ --------- ----------- --------- ---------- ---------- -------------

(a) The yields on tax-exempt obligations have not been computed on a tax-equivalent basis.

The investment portfolio at December 31, 2000 and 1999 declined 18% and 21%, respectively, compared to the prior year-end totals. The decline in the portfolio during 2000 and 1999 funded increases in loan volume. During 2000 and 1999, investment securities totaling $4,375 thousand and $9,180 matured or were called prior to maturity during the year, respectively. During 2000, proceeds from the sale of investment securities totaled $4,391 thousand and resulted in gains totaling $149 thousand. There were no sales of investment securities prior to maturity during 1999.
Loans

The following  table  summarizes  gross loans and the  components  thereof as of
December 31, for each of the last five years:
---------------------------------- -----------------------------------------------------------------------------------------
                                                          Outstanding at December 31 (in thousands):

                                              2000             1999                1998              1997               1996
---------------------------------- ---------------- ----------------- ----------------- ----------------- ------------------
Commercial and other real estate   $        99,377           95,509              77,956            53,684             45,322


Real estate construction                    12,124           13,919              11,743             6,900              5,802


Installment and other                        3,605            3,301               3,463             3,525              3,155
                                            -------         -------              ------            ------             ------

                                   $        115,106         112,729              93,162            64,109             54,279
                                            =======         =======              ======            ======             ======
---------------------------------- ---------------- ----------------- ----------------- ----------------- ------------------


Gross loans outstanding as of December 31, 2000 and 1999 exceeded the comparable prior year-end totals by 2% and 21%, respectively. Improving economic conditions combined with increased business development efforts were the foundation for the growth in both years. With the acquisition of the Wells Fargo Branches in 1997 combined with the entry into the Folsom and Elk Grove Areas in 1998, the Company entered into new market areas which substantially enhanced its marketing capabilities.

The most significant segment of the loan portfolio is commercial loans, which represented 86% and 85% of the total portfolio at December 31, 2000 and 1999, respectively. Commercial loans include agricultural loans, working capital loans to businesses in a number of industries, and loans to finance commercial real estate. Agricultural loans represented approximately 17% and 15% of the commercial loan portfolio at December 31, 2000 and 1999, respectively. Agricultural loans are diversified throughout a number of agricultural business segments, including dairy, orchards, row crops, vineyards, cattle and contract harvesting. Agricultural lending risks are generally related to the potential for volatility of agricultural commodity prices. Commodity prices are affected by government programs to subsidize certain commodities, weather, and overall supply and demand in wholesale and consumer markets. Excluding agricultural loans, the remaining portfolio is principally dependent upon the health of the local economy and related to the real estate market.

The maturity and repricing characteristics of the loan portfolio at December 31, 2000 are as follows:

------------------------------------------------ ------------------------ ------------------------- ------------------------
Due:  (1)                                                     Fixed Rate             Floating Rate                    Total
                                                              ----------             -------------                    -----
In 1 year or less                                               $ 13,936                    16,883                   30,819

After 1 year through 5 years                                      19,832                    10,924                   30,756

After 5 years                                                      9,155                    44,376                   53,531
                                                                  ------                    ------                   ------

Total Loans                                                     $ 42,923                    72,183                  115,106
                                                                 =======                    ======                  =======
------------------------------------------------ ------------------------ ------------------------- ------------------------

(1) Scheduled repayments are reported in the maturity category in which the payment is due.

Approximately 37% of the loan portfolio carries a fixed rate of interest as of December 31, 2000, while approximately 53% of the portfolio matures within five years.

Deposits

The following table summarizes  average deposit balances and rates for the years ended December 31, 2000, 1999, and 1998:
-------------------------------------- --------------------------- ---------------------------- ----------------------------
(in thousands)                                 For the Year Ended     For the Year Ended          For the Year Ended
                                                December 31, 2000      December 31, 1999           December 31, 1998

         Type                                Average      Average         Average      Average         Average      Average
                                              Amount         Rate          Amount         Rate          Amount         Rate
-------------------------------------- -------------- ------------ --------------- ------------ --------------- ------------
Demand - non-interest bearing              $  21,240          N/A         19,830           N/A         17,080           N/A

NOW accounts                                  41,267        1.13%         37,985         1.14%         34,311         1.31%

Money market accounts                         14,194        2.25%         17,028         2.23%         16,829         3.13%

Savings                                       28,509        1.97%         27,097         2.06%         25,460         2.66%

Time deposits                                 53,020        5.28%         50,690         4.60%         46,800         5.08%
                                            --------        ----         -------         ----         -------         ----

Total Deposits                             $ 158,230        2.62%        152,630         2.42%        140,480         2.87%
                                            ========       ======        =======         ====         =======         ====
-------------------------------------- -------------- ------------ --------------- ------------ --------------- ------------


Average deposits increased approximately 4% and 9% in 2000 and 1999, respectively. Due to an increasing rate environment during 2000, the average rate increased 20 basis points when comparing 2000 to 1999. Due to a declining rate environment during 1999, the average rate decreased 45 basis points when comparing 1999 to 1998. The deposit growth in 2000 and 1999 came from account growth at all branches throughout the Bank's network. The growth was the result of business development efforts in the lending area as well as a continued influx of "large" bank customers that have grown tired of merger activity among large institutions.

Certificates of deposit contain regular and individual retirement account balances and deposits received under the State of California Time Certificate of Deposit Program. There are no brokered certificates of deposit in the portfolio. At December 31, 2000 and 1999 the Company had $0 and $3,000 thousand in deposits with the State of California under the Time Certificate of Deposit Program, respectively. The Certificates with the State of California have maturities of one year or less and are collateralized by loans or investment securities. The deposit program provides the Company with an additional source of funds at a relatively low cost. The deposits are used to fund loans and investments.

During 2000 the Company was informed by the State of California that as a result of the Bank's declining credit rating, which resulted from the increase in nonperforming loans, the State would suspend the Bank's participation in the Time Certificate of Program until such a time as the credit rating improved to a level acceptable by the State of California. Accordingly, as the Certificates of Deposit matured, the funds were returned to the State of California.

Certificates of $100,000 or more represent approximately 29% and 38% of the certificate of deposit portfolio at December 31, 2000 and 1999, respectively. Excluding the Certificates of Deposit with the State of California, certificates of $100,000 or more represent approximately 29% and 34% of the certificate of deposit portfolio at December 31, 2000 and 1999, respectively. The following table summarizes the maturities of those certificates of $100,000 or more:

---------------------------------------------------------------------

(in thousands)                                                2000
                                                              ----

Three months or less                                       $ 5,347

Four months to six months                                    4,845

Seven months to twelve months                                3,056

Over twelve months                                           1,535
                                                            ------

Total time deposits of $100,000 or more                    $14,783
                                                            ======
---------------------------------------------------------------------

Asset Quality

The following table contains asset quality  information with respect to the loan portfolio and other real estate owned:
---------------------------------------------------- -----------------------------------------------------------------------
                                                                    Asset Quality Statistics at December 31

(in thousands except multiples and percentages)             2000          1999            1998           1997          1996
---------------------------------------------------- ------------ -------------- -------------- -------------- -------------
Nonaccrual loans                                          $5,655         2,303             248            340           898

Accruing loans past due more than 90 days                      -           374             191             65            52
                                                           -----         -----             ---            ---           ---

Total nonperforming loans                                 $5,655         2,677             439            405           950
                                                           =====         =====             ===            ===           ===

Allowance for loan losses                                 $2,499         2,580           1,564          1,313         1,207

Allowance for loan losses to nonperforming loans             44%           96%            356%           324%          127%

Total loan portfolio delinquency                           5.14%         3.32%           1.40%          1.09%         2.14%

Allowance for loan losses to total gross loans             2.17%         2.29%           1.69%          2.05%         2.22%

Other real estate owned                                   $  405           129             129            159           400
---------------------------------------------------- ------------ -------------- -------------- -------------- -------------

The Company's nonaccrual policy is discussed in note 1(c) to the consolidated financial statements. Interest income recorded on these nonaccrual loans was approximately $224 thousand, $138 thousand, $2 thousand, $8 thousand, and $7 thousand in 2000, 1999, 1998, 1997, and 1996, respectively. Interest income foregone or reversed on these loans was approximately $542 thousand, $76 thousand, $43 thousand, $45 thousand, and $149 thousand in 2000, 1999, 1998, 1997, and 1996, respectively. At December 31, 2000, there were no individually material or a material amount of loans in the aggregate for which management had serious doubts as to the borrower's ability to comply with present loan repayment terms and which may result in the subsequent reporting of such loans as nonaccrual.

Nonperforming loans increased $2,978 thousand, $2,238 thousand, and $34 thousand in 2000, 1999 and 1998, respectively, which followed a decline of $545 thousand in 1997. Portfolio delinquency also increased to 5.14%, 3.32% and 1.40% in 2000, 1999 and 1998, respectively, after having declined in 1997. The dollar amount of the allowance for loan losses decreased $81 thousand during 2000 after having increased in each of the prior three years. The reasons for the decrease in the allowance for loan losses in 2000 as compared to 1999 is explained in the "Allowance for Loan Losses" section above.

The following table summarizes the allocation of the allowance for loan losses at December 31, for each of the last five years:

---------------------- ------------------ -------------------- ------------------- -------------------- --------------------
(dollars in            December 31, 2000   December 31, 1999   December 31, 1998    December 31, 1997    December 31, 1996
thousands)            -----------------   -----------------   -----------------    -----------------    -----------------
                                   %                    %                   %                    %                    %
Loan Category           Amount   Loans      Amount    Loans     Amount    Loans       Amount   Loans       Amount   Loans
                        ------   -----      ------    -----     ------    -----       ------   -----       ------   -----
Commercial and
other real estate      $   879    86.46%       698     84.72%       240    83.68%        309    83.74%        490    83.50%

Real estate
construction               594    10.41%       402     12.35%       129    12.60%        192    10.76%         45    10.69%

Installment and
other                        1     3.13%         2      2.93%        11     3.72%          6     5.50%          1     5.81%

General                  1,025       N/A     1,478        N/A     1,184       N/A        806       N/A        671       N/A
                       -------   ------      -----    ------      -----   ------       -----   ------       -----   ------

                       $ 2,499   100.00%     2,580    100.00%     1,564   100.00%      1,313   100.00%      1,207   100.00%
                       =======   ======      =====    ======      =====   ======       =====   ======       =====   ======
--------------------- --------- --------- --------- ---------- --------- --------- ---------- --------- ---------- ---------

Please also see "Allowance for Loan Losses."

Market Risk

Market risk is the risk to a company's financial position resulting from adverse changes in market rates or prices, such as interest rates, foreign exchange rates or equity prices. The Company has no exposure to foreign currency exchange risk or any specific exposure to commodity price risk. The Company's major area of market risk exposure is interest rate risk ("IRR"). The Company's exposure to IRR can be explained as the potential for change in its reported earnings and/or the market value of the Company's net worth. Variations in interest rates affect earnings by changing net interest income and the level of other interest-sensitive income and operating expenses. Interest rate changes also affect the underlying economic value of the Company's assets, liabilities and off-balance sheet items. These changes arise because the present value of future cash flows, and often the cash flows themselves, change with the interest rates. The effects of the changes in these present values reflect the change in the Company's underlying economic value and provide a basis for the expected change in future earnings related to the interest rate. IRR is inherent in the role of banks as financial intermediaries, however a bank with a high IRR level may experience lower earnings, impaired liquidity and capital positions, and most likely, a greater risk of insolvency. Therefore, the Company and bank must carefully evaluate IRR to promote safety and soundness in their activities.

The responsibility for the Company's market risk sensitivity management has been delegated to the Asset/Liability Committee ("ALCO"). Specifically, ALCO utilizes computerized modeling techniques to monitor and attempt to control the influence that market changes have on rate sensitive assets ("RSA") and rate sensitive liabilities ("RSL").

Market risk continues to be a major focal point of regulatory emphasis. In accordance with regulation, each Company is required to develop its own IRR management program depending on its structure, including certain fundamental components which are mandatory to ensure sound IRR management. These elements include appropriate board and management oversight as well as a comprehensive risk management process that effectively identifies, measures, monitors and controls risk. Should a company have material weaknesses in its risk management process or high exposure relative to its capital, the regulatory agencies will take action to remedy these shortcomings. Moreover, the level of a company's IRR exposure and the quality of its risk management process is a determining factor when evaluating a company's capital adequacy.

The Company utilizes the tabular presentation alternative in complying with quantitative and qualitative disclosure rules. The following tables summarize the expected maturities, principal repayment and fair values of other financial instruments that are sensitive to changes in interest rates at December 31, 2000 and 1999.

As of December 31, 2000:
------------------------------- ----------------------------------------------------------------------- ----------- ------------
                                               Expected Maturity / Principal Repayment                    Total        Fair
In Thousands                       2001        2002        2003        2004        2005     Thereafter   Balance       Value
------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- ------------
Interest-Sensitive Assets:
Federal funds sold                 $10,115           -           -           -           -           -      10,115       10,115
Fixed rate investments (1)           8,227       6,074       4,423         992       1,048       8,008      28,772       28,772
Floating rate investments (1)          120          99          83          68          55         363         788          788
Fixed rate loans (2)                 1,489      12,446       5,681       5,769       2,447      15,091      42,923       46,090
Floating rate loans (2)              2,581      14,302       2,674       4,527       2,694      45,405      72,183       77,509

Interest-Sensitive
Liabilities:
NOW account deposits (3)            17,726       2,954       2,954       2,954       2,954      14,774      44,316       44,316
Money market deposits (3)            6,144       1,024       1,024       1,024       1,024       5,121      15,361       15,361
Savings deposits (3)                10,656       1,776       1,776       1,776       1,776       8,880      26,640       26,640
Certificates of deposit             46,313       4,517         528         111         252           -      51,721       52,491
Short term borrowings                4,588           -           -           -           -           -       4,588        4,588

Interest-Sensitive
Off-Balance Sheet Items:
Loans serviced for others                -           -           -           -           -           -      73,607          736
Commitments to lend                      -           -           -           -           -           -      25,306          253
Standby letters of credit                -           -           -           -           -           -       1,034            1
------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- ------------

As of December 31, 1999:
------------------------------- ----------------------------------------------------------------------- ----------- ------------
                                               Expected Maturity / Principal Repayment                    Total        Fair
In Thousands                       2000        2001        2002        2003        2004     Thereafter   Balance       Value
------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- ------------
Interest-Sensitive Assets:
Federal funds sold                  $  100           -           -           -           -           -         100          100
Fixed rate investments (1)           3,818       6,092       5,223       3,889         853      15,389      35,264       35,264
Floating rate investments (1)          136         110          91          76          62         357         832          832
Fixed rate loans (2)                 8,634       2,746       4,478       3,839       1,680      13,049      34,426       33,611
Floating rate loans (2)             13,350         935       1,904       4,188       2,510      55,416      78,303       76,450

Interest-Sensitive
Liabilities:
NOW account deposits (3)            15,783       2,631       2,631       2,631       2,631      13,151      39,458       39,458
Money market deposits (3)            6,701       1,117       1,117       1,117       1,117       5,583      16,752       16,752
Savings deposits (3)                11,623       1,937       1,937       1,937       1,937       9,686      29,057       29,057
Certificates of deposit             48,335         782         363         240          69           -      49,789       49,676
Short term borrowings                4,300           -           -           -           -           -       4,300        4,300

Interest-Sensitive
Off-Balance Sheet Items:
Loans serviced for others                -           -           -           -           -           -      73,154          732
Commitments to lend                      -           -           -           -           -           -      24,418          244
Standby letters of credit                -           -           -           -           -           -         892            1
------------------------------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- ------------

(1) Expected maturities for investment securities are based upon anticipated prepayments as evidenced by historical prepayment patterns.

(2)  Expected maturities for loans are based upon contractual maturity dates.

(3) NOW, money market and savings deposits do not carry contractual maturity dates; therefore the expected maturities reflect estimates applied in evaluating the Company's interest rate risk. The actual maturities of NOW, money market, and savings deposits could vary substantially if future prepayments differ from the Company's historical experience.

At December 31, 2000, federal funds sold of $10,115 thousand with a yield of 5.96% and investment securities totaling $8,347 thousand with a weighted-average, tax-equivalent yield of 6.58% were scheduled to mature within one year. In addition, gross loans totaling $4,070 thousand with a weighted-average yield of 10.55% were scheduled to mature within the same time frame. Overall, interest-earning assets scheduled to mature within one year totaled $22,532 thousand with a weighted-average, tax-equivalent yield of 7.02% at December 31, 2000. With respect to interest-bearing liabilities, based on historical withdrawal patterns, NOW accounts, money market and savings deposits of $34,526 thousand with a weighted-average cost of 1.58% were scheduled to mature within one year. Certificates of deposit totaling $46,313 thousand with a weighted-average cost of 5.61% were scheduled to mature in the same time frame. In addition, short term borrowings totaling $4,588 with a weighted-average cost of 6.74% were scheduled to mature within one year. Total interest-bearing liabilities scheduled to mature within one year totaled $85,427 thousand with a weighted-average rate of 4.04%.

Historical   withdrawal   patterns   with   respect  to   interest-bearing   and
noninterest-bearing transaction accounts are not necessarily indicative of future performance as the volume of cash flows may increase or decrease. Loan information is presented based on payment due dates, which may materially differ from actual results due to prepayments caused by changes in interest rates, sociological conditions, demographics, and the economic climate.

Models that consider repricing frequencies of RSA and RSL in addition to maturity distributions are also used to monitor IRR. One such technique utilizes a static gap report, which attempts to measure the Company's interest rate exposure by calculating the net amount of RSA and RSL that reprice within specific time intervals.

The Company's interest rate sensitivity gap position, illustrating RSA and RSL at their related carrying values, is summarized in the table below. The distributions in the table are based on a combination of maturities, call provisions, repricing frequencies and prepayment patterns. Adjustable-rate assets are distributed based on the repricing frequency of the instrument.

As of December 31, 2000:
-------------------------- -------------------------------------------------------------------------------------------------
                                                                By Repricing Interval
-------------------------- -------------------------------------------------------------------------------------------------
(in thousands)                 Within      After three    After six    After one     After five    Noninterest     Total
                                three        months,       months,       year,         years      bearing funds
                               months      within six    within one   within five
                                             months         year         years
---------------------------- ------------ -------------- ------------ ------------- ------------- -------------- -----------
Assets

Federal funds sold         $    10,115            --           --             --             --            --       10,115

Investment securities            4,754         1,781        1,812         12,032          9,181            --       29,560

Loans                           27,780         4,292       11,553         55,528         15,953            --      115,106

Noninterest earning
assets and allowance for
loan losses                         --            --           --             --             --        30,283       30,283
                           ------------ -------------- ------------- ------------- ------------- ------------- -------------

Total Assets               $    42,649         6,073       13,365         67,560         25,134        30,283      185,064
                           ============ ============== ============= ============= ============= ============= =============

Liabilities and
Stockholders' Equity

Savings, money market &
NOW deposits               $    86,317            --           --             --             --            --       86,317

Time deposits                   17,884        15,266       14,133          4,438             --            --       51,721
                                                  --           --             --             --            --
Short term borrowings            4,588                                                                               4,588

Other liabilities and
stockholders' equity                --            --           --             --             --        42,438       42,438
                           ------------ -------------- ------------- ------------- ------------- ------------- -------------

Total Liabilities and
Stockholders' Equity       $   108,789        15,266       14,133          4,438             --        42,438      185,064
                           ============ ============== ============= ============= ============= ============= =============

Interest Rate
Sensitivity Gap            $   (66,140)       (9,193)        (768)        63,122         25,134       (12,155)          --
                           ============ ============== ============= ============= ============= ============= =============

Cumulative Interest Rate
Sensitivity Gap            $   (66,140)      (75,333)     (76,101)       (12,979)       (12,155)           --           --
                           ============ ============== ============= ============= ============= ============= =============

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

Liquidity

The Company's primary source of liquidity is dividends from the Bank. The Company's primary uses of liquidity are associated with dividend payments made to the shareholders, and operating expenses.

The Bank's liquidity is managed on a daily basis by maintaining cash, federal funds sold, and short-term investments at levels commensurate with the estimated requirements for loan demand and fluctuations in deposits. Loan demand and deposit fluctuations are affected by a number of factors, including economic conditions, seasonality of the borrowing and deposit bases, and the general level of interest rates. The Bank maintains two lines of credit with correspondent banks as a supplemental source of short-term liquidity in the event that saleable investment securities and loans or available new deposits are not adequate to meet liquidity needs. The Bank has also established reverse repurchase agreements with two brokerage firms which allow for short term borrowings that are secured by the Bank's investment securities. Furthermore, the Bank may also borrow on a short-term basis from the Federal Reserve in the event that other liquidity sources are not adequate.

At December 31, 2000 liquidity was considered adequate, and funds available in the local deposit market and scheduled maturities of investments are considered sufficient to meet long-term liquidity needs. Compared to 1999 liquidity increased in 2000 as a result of the growth in deposit portfolio combined the sales and maturities of available-for-sale investment securities.

Capital Resources

Consolidated capital increased $1,933 thousand, or 13.3%, during 2000. The increase was due primarily to net income of $1,283 thousand. Capital was further increased by $551 thousand as a result of an increase in the net unrealized holding gain on available-for-sale securities and $173 thousand as a result of capital paid in upon the exercise of stock options. The consolidated capital to assets ratio increased 66 basis points (or 8.0%), to 8.89% from 8.23%. This increase is primarily due to the combined effect of the 10.7% increase in net income during 2000 with the $551 thousand increase in the unrealized holding gain on available-for-sale securities outpacing the 5% growth in total assets.

The Bank's total risk-based and leverage capital ratios were 11.27% and 7.99%, respectively, at December 31, 2000 compared to 10.51% and 7.82%, respectively, at December 31, 1999. The increase in the total risk-based ratio resulted as the increase in net income combined with the increase in the net unrealized holding gain on available-for-sale securities outpaced the growth in risk-weighed assets. The total risk-based and leverage capital ratios at December 31, 2000, are in excess of the required regulatory minimums of 10% and 5%, respectively, for well-capitalized institutions.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         See Item 14(a) herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE
          Not Applicable


                                    PART III
ITEMS 10, 11, 12 and 13.

The information required by these items is contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2001, and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after the close of the Company's fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)   Financial Statements and Schedules                Page Reference

                  Independent Auditors' Report                              33
                  Consolidated Balance Sheets as of
                    December 31, 2000 and 1999                              34
                  Consolidated Statements of Income
                    Years Ended 2000, 1999, and 1998                        35
                  Consolidated Statements of Stockholders' Equity
                    and Comprehensive Income
                    Years Ended 2000, 1999, and 1998                        36
                  Consolidated Statements of Cash Flows
                    Years Ended 2000, 1999, and 1998                        37
                  Notes to Consolidated Financial Statements                38


          (b)        Reports on Form 8-K

                  On November 13, 2000 the Company filed a Current Report on Form 8-K regarding its press release of November 1, 2000, reporting the Company's results of operations for the three and nine month periods ending September 30, 2000.

                  On February 12, 2001 the Company filed a Current Report on Form 8-K regarding its press release of February 9, 2001, reporting the Company's results of operations for the three and twelve month periods ending December 31, 2000.

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

                  21            Subsidiaries  of the  Company:  The Company owns
                                100 percent of the capital stock of Bank of Lodi, National Association, a national banking association, and 100 percent of the capital stock of Western Auxiliary Corporation..

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





---------------------------------
* Management contract or compensatory plan or arrangement

Independent Auditors' Report

The Board of Directors

First Financial Bancorp:

We have audited the accompanying consolidated balance sheets of First Financial Bancorp and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Bancorp and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                                     /s/ KPMG LLP



Sacramento, California

February 23, 2001


                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)
                           December 31, 2000 and 1999

         Assets                                                                       2000                1999
-----------------------------------------------------------------------------------------------------------------
         Cash and due from banks                                               $    10,909               9,309
         Federal funds sold                                                         10,115                 100
         Investment securities available-for-sale, at fair value
              (includes securities pledged to creditors with the right
              to sell or pledge of  $4,588 and $0, respectively)                    29,560              36,096
         Loans, net of deferred loan fees and allowance for loan losses of
              $3,021 and $3,136 in 2000 and 1999, respectively                     112,085             109,594
         Premises and equipment, net                                                 7,002               7,096
         Accrued interest receivable                                                 1,447               1,487
         Other Assets                                                               13,946              12,652
-----------------------------------------------------------------------------------------------------------------
                                                                               $   185,064             176,334
=================================================================================================================

         Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------------------------

         Liabilities:
         Deposits:
              Noninterest bearing                                              $    24,223              21,054
              Interest bearing                                                     138,038             135,107
-----------------------------------------------------------------------------------------------------------------
                  Total deposits                                                   162,261             156,161


         Accrued interest payable                                                      316                 304
         Short term borrowings                                                       4,588               4,300
         Other liabilities                                                           1,445               1,048
-----------------------------------------------------------------------------------------------------------------
                  Total liabilities                                                168,610             161,813

         Stockholders' equity:
         Common stock - no par value; authorized 9,000,000 shares, issued and
         outstanding in 2000, 1,526,063 shares; in 1999, 1,433,734 shares            9,338               8,433
         Retained earnings                                                           6,831               6,354
         Accumulated other comprehensive income (loss)                                 285                (266)
-----------------------------------------------------------------------------------------------------------------
                  Total stockholders' equity                                        16,454              14,521
-----------------------------------------------------------------------------------------------------------------
                  Commitments and contingencies
                                                                               $   185,064             176,334
=================================================================================================================

           See accompanying notes to consolidated financial statements.


                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                     (in thousands except per share amounts)
                  Years Ended December 31, 2000, 1999 and 1998

                                                                   2000               1999                1998
-----------------------------------------------------------------------------------------------------------------
         Interest income:
              Loans, including fees                      $       10,953              9,911               7,729
              Interest on investment securities
                  available for sale:
                  Taxable                                         1,686              2,145               3,191
                  Exempt from Federal taxes                         528                268                 240
              Federal funds sold                                    329                202                 348
-----------------------------------------------------------------------------------------------------------------
                  Total interest income                          13,496             12,526              11,508

         Interest expense:
              Deposit accounts                                    4,151              3,688               4,028
              Other borrowings                                      462                 11                   -
-----------------------------------------------------------------------------------------------------------------
                  Total interest expense                          4,613              3,699               4,028

                      Net interest income                         8,883              8,827               7,480

         Provision for loan losses                                  135              1,051                 250
-----------------------------------------------------------------------------------------------------------------
                  Net interest income after provision
                               for loan losses                    8,748              7,776               7,230

         Noninterest income:
              Service charges                                     1,261              1,078                 846
              Gain on sale of investment securities
                      available-for-sale                            149                  -                   -
              Gain on stock issued in insurance
                      company demutualization                         -                287                   -
              Gain on sale of loans                                 246                310                 434
              Premiums and fees from SBA and
                      mortgage operations                           378                371                 350
              Other                                                 656                415                 248
-----------------------------------------------------------------------------------------------------------------
                  Total noninterest income                        2,690              2,461               1,878

         Noninterest expense:
              Salaries and employee benefits                      4,506              4,032               3,556
              Occupancy                                             825                810                 715
              Equipment                                             781                687                 536
              Other                                               3,743              3,274               2,905
-----------------------------------------------------------------------------------------------------------------
                  Total noninterest expense                       9,855              8,803               7,712
-----------------------------------------------------------------------------------------------------------------
         Income before provision for income taxes                 1,583              1,434               1,396

         Provision for income taxes                                 300                275                 344
-----------------------------------------------------------------------------------------------------------------
                  Net income                             $        1,283              1,159               1,052
=================================================================================================================

         Earnings per share:
-----------------------------------------------------------------------------------------------------------------
              Basic                                      $          .85                .79                 .73
=================================================================================================================
              Diluted                                    $          .83                .76                 .68

         Dividends per share                             $          .05                .20                 .20
=================================================================================================================

                See accompanying notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
           Statements of Stockholders' Equity and Comprehensive Income
                       (in thousands except share amounts)
                  Years Ended December 31, 2000, 1999 and 1998
                                                                                           Accumulated
                                        Common       Common                                   Other
                                         Stock        Stock     Comprehensive Retained    Comprehensive
            Description                 Shares       Amounts       Income     Earnings    Income (Loss)      Total
------------------------------------- ------------ ------------ ------------- ---------- ---------------- ------------
Balance at December 31, 1997            1,332,842     $ 7,455                    5,188             218        12,861
Comprehensive income:

   Net income                                                       $  1,052     1,052                         1,052
                                                                -------------
Other comprehensive income:
   Unrealized holding gains
   arising   during the current
   period, net of tax effect of
   $39                                                                    84
                                                                -------------
     Total other comprehensive
     income                                                               84                        84            84
                                                                -------------
   Comprehensive income                                            $   1,136
                                                                =============
Options exercised                          16,450         129                                                    129

Cash dividend                                                                     (269)                         (269)
                                      ------------ ------------               ---------- ---------------- ------------
Balance at December 31, 1998            1,349,292       7,584                    5,971             302        13,857
Comprehensive income:

   Net income                                                      $   1,159     1,159                         1,159
                                                                -------------
Other comprehensive loss:
   Unrealized holding loss
   arising during the current
   period,  net of tax benefit of
   $410                                                                 (568)
                                                                -------------
     Total other comprehensive loss                                     (568)                     (568)         (568)
                                                                -------------
Comprehensive income                                               $     640
                                                                =============
Options exercised                          43,582         359                                                    359


Stock dividend                             40,860         490                     (490)
Cash issued in lieu of stock
dividend                                                                            (7)                           (7)
Cash dividend                                                                     (279)                         (279)
                                      ------------ ------------               ---------- ---------------- ------------
Balance at December 31,1999             1,433,734       8,433                    6,354            (266)       14,521
Comprehensive income:
   Net income                                                      $   1,283     1,283                         1,283
                                                                -------------
Other comprehensive income:
      Unrealized holding gain
      arising during the
      current period,
      net of tax
      effect of $398                                                     551                       551           551
                                                                -------------
     Total other comprehensive
     income                                                              551
                                                                -------------
   Comprehensive income                                              $ 1,834
                                                                =============
Options exercised                          20,565         173                                                    173

Stock dividend                             71,764         732                     (732)

Cash dividend                                                                      (74)                          (74)
                                      ------------ ------------               ---------- ---------------- ------------
Balance at December 31, 2000            1,526,063      $9,338                    6,831             285        16,454
                                      ============ ============               ========== ================ ============

See accompanying notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                  Years Ended December 31, 2000, 1999 and 1998
                                                                            2000      1999       1998
----------------------------------------------------------------------------------------------------------
         Cash flows from operating activities:
              Net income                                             $     1,283     1,159      1,052
              Adjustments to reconcile net income to net cash flows
              provided by operating activities:
                  (Increase) decrease in loans held for resale               (75)    1,712       (377)
                  Gain on sale of loans                                     (246)     (310)      (434)
                  (Decrease) increase in deferred loan income                (34)       36        (49)
                  Provision for other real estate owned losses                 -         -        (16)
                  Depreciation and amortization                              826     1,126      1,071
                  Provision for loan losses                                  135     1,051        250
                  Gain on sale of available-for-sale securities             (149)        -          -
                  Provision for deferred taxes                               (46)     (673)       (52)
                  Decrease (increase) in accrued interest receivable          40      (134)       120
                  Increase (decrease) in accrued interest payable             12       (85)       (40)
                  Increase in cash surrender value of life insurance        (458)     (206)      (149)
                  Increase in other assets                                  (258)     (519)      (145)
                  Increase (decrease) in other liabilities                   397       438        (59)
----------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                1,427     3,595      1,172

         Cash flows from investing activities:
              Proceeds from maturity of held-to-maturity securities            -         -        540
              Proceeds from maturity of available-for-sale securities      4,375     9,180     20,317
              Proceeds from sale of available-for-sale securities          4,391    43,054      8,500
              Purchases of available-for-sale securities                    (906)  (43,666)   (12,964)
              Increase in loans made to customers                         (2,676)  (21,006)   (28,240)
              Proceeds from the sale of other real estate                    160        11         45
              Purchases of bank premises, equipment and intangible assets   (743)     (684)      (712)
              Purchase of cash surrender value life insurance               (900)   (4,194)    (4,125)
----------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) investing activities          3,701    (17,305)  (16,639)

         Cash flows from financing activities:
              Net increase in deposits                                     6,100     6,617     15,653
              Increase in short term borrowings                              288     4,300          -
              Proceeds received upon exercise of stock options               173       359        129
              Dividends paid                                                 (74)     (286)      (269)
----------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                    6,487    10,990     15,513
----------------------------------------------------------------------------------------------------------
         Net increase (decrease) in cash and cash equivalents             11,615    (2,270)        46
         Cash and cash equivalents at beginning of year                    9,409    12,129     12,083
----------------------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of year                    $    21,024     9,409     12,129
==========================================================================================================

         Supplemental Disclosures of Cash Flow Information:
              Cash paid during the year for:
                  Interest                                           $     4,601     3,784      4,068
                  Income taxes                                       $       586       663        677

         See accompanying notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


(1)      Summary of Significant Accounting Policies

         The accounting and reporting policies of First Financial Bancorp (the Company) and its subsidiaries, Bank of Lodi, N.A., (the Bank) and Western Auxiliary Corporation (WAC) conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expense for the period. Actual results could differ from those estimates applied in the preparation of the consolidated financial statements. The following are descriptions of the significant accounting and reporting policies:

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

         Held-to-maturity securities are carried at cost, adjusted for accretion of discounts and amortization of premiums. Available-for-sale securities are recorded at fair value with unrealized holding gains and losses, net of the related tax effect reported as a separate component of stockholders' equity until realized. Effective October 1, 1998, all held-to-maturity securities with an amortized cost of $1,174 thousand, were transferred to the available-for-sale category when Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities was adopted.

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

         The Bank recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The fair value of the servicing assets is estimated based upon the present value of the estimated expected future cash flows. The Bank measures the impairment of the servicing asset based on the difference between the carrying amount of the servicing asset and its current fair value. As of December 31, 2000 and 1999, there was no impairment in mortgage servicing asset.

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

         (h)      Intangible Assets

         Goodwill, representing the excess of purchase price over the fair value of net assets acquired, results from branch acquisitions made by the Bank. Goodwill is being amortized on an accelerated basis over eight years. Core deposit intangibles are amortized on an accelerated basis over eight years. Intangible assets are reviewed on a periodic basis for other than temporary impairment. If such impairment is indicated, recoverability of the asset is assessed based upon expected undiscounted net cash flows. Intangible assets totaled $685 thousand and $900 thousand at December 31, 2000 and 1999, respectively, and are included in Other Assets.

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

         On May 9, 2000, the Company effected a five percent stock dividend payable to stockholders of record as of May 23, 2000. All share, per share, Common Stock and stock option amounts herein have been restated to reflect the effects of the stock dividend.

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

         (n)          Stock Based Compensation

         The Company accounts for its stock option plan using the intrinsic value method. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price of the stock options.

          (o)         Reclassifications

         Certain amounts in prior years' presentations have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported income.


 (2)     Restricted Cash Balances

         The Bank is required to maintain certain daily reserve balances in accordance with Federal Reserve Board requirements. Aggregate reserves of $2,956 thousand and $2,340 thousand were necessary to satisfy these requirements at December 31, 2000 and 1999, respectively. As a result of revisions made to the December 31, 2000 calculation, it was determined that the Bank did not satisfy the December 31, 2000 minimum reserve requirement.



(3)      Investment Securities

         Investment securities at December 31, 2000 and 1999 consisted of the following:
                                                                       December 31, 2000
                                                                              Gross                 Gross        Estimated
                                                         Amortized          Unrealized           Unrealized        Market
          (in thousands)                                   Cost                Gains               Losses           Value
------------------------------------------------------------------------------------------------------------------------------
         Available for Sale
         U.S. Agency securities                     $      13,970                  46                  59           13,957
         Municipal securities                               7,992                 450                   -            8,442
         Collateralized mortgage obligations                6,227                  48                   4            6,271
         Other debt securities                                754                  10                   -              764
         Investment in Federal Agency stock                   126                   -                   -              126
------------------------------------------------------------------------------------------------------------------------------
         Total                                      $      29,069                 554                  63           29,560
==============================================================================================================================

                                                                       December 31, 1999
                                                                              Gross                 Gross        Estimated
                                                         Amortized          Unrealized           Unrealized        Market
          (in thousands)                                   Cost                Gains               Losses           Value
------------------------------------------------------------------------------------------------------------------------------
         Available for Sale
         U.S. Agency securities                     $      16,666                  17                 239           16,442
         Municipal securities                              12,187                  52                 229           12,010
         Collateralized mortgage obligations                6,627                   5                  62            6,570
         Other debt securities                                948                   -                   -              948
         Investment in Federal Agency stock                   126                   -                   -              126
------------------------------------------------------------------------------------------------------------------------------
         Total                                      $      36,554                  74                 532           36,096
==============================================================================================================================

         Investment securities totaling $7,719 thousand and $8,555 thousand were pledged as collateral to secure Local Agency Deposits as well as treasury, tax and loan accounts with the Federal Reserve at December 31, 2000 and 1999, respectively. In addition, investment securities totaling $5,942 thousand were pledged to secure deposits with the California State Treasurer at December 31, 1999.

         Proceeds from the sale of Available for Sale securities during 2000, 1999 and 1998 were $4,391 thousand, $43,054 thousand and $8,500 thousand.

         Federal Agency stock dividends paid to the Company were $7 thousand in 2000, 1999 and 1998.

         The amortized cost and estimated fair value of debt securities at December 31, 2000, by contractual maturity, or expected maturity where applicable, are shown below. Expected maturities will differ from contractual maturities because certain securities provide the issuer with the right to call or prepay obligations with or without call or prepayment penalties.

                                                           December 31, 2000
                                                        Amortized        Market
         (in thousands)                                   Cost           Value
--------------------------------------------------------------------------------
         Due in one year or less                     $     8,805          8,819
         Due after one year through five years            11,961         12,032
         Due after five years through 10 years             2,796          2,901
         Due after 10 years                                5,381          5,682
--------------------------------------------------------------------------------
                                                     $    28,943         29,434
================================================================================

(4)      Loans

         The Bank grants commercial, installment, real estate construction and other real estate loans to customers primarily in the trade areas served by its branches. Generally, the loans are secured by real estate or other assets. Although the Bank has a diversified loan portfolio, a significant portion of its debtors' ability to honor their contracts is dependent upon the condition of the local real estate markets in which the loans are made.

         Outstanding loans consisted of the following at December 31:

         (in thousands)                                     2000          1999
--------------------------------------------------------------------------------
         Commercial                                  $    92,734        89,089
         Real estate construction                         12,124        13,919
         Other real estate                                 6,643         6,420
         Installment and other                             3,605         3,301
--------------------------------------------------------------------------------
                                                         115,106       112,729

         Deferred loan fees and loan sale premiums          (522)         (556)
         Allowance for loan losses                        (2,499)       (2,580)
--------------------------------------------------------------------------------
                                                     $   112,085       109,594
================================================================================


         Included in total loans are loans held for sale of $1,292 thousand and $1,217 thousand for 2000 and 1999, respectively. SBA and mortgage loans serviced by the Bank totaled $73,607 thousand, $73,154 thousand and $66,903 thousand in 2000, 1999 and 1998, respectively.

         Changes in the allowance for loan losses were as follows:

         (in thousands)                        2000         1999      1998
--------------------------------------------------------------------------------
         Balance, beginning of year      $    2,580        1,564     1,313
         Loans charged off                     (246)        (110)     (132)
         Recoveries                              30           75       133
         Provision charged to operations        135        1,051       250
--------------------------------------------------------------------------------
         Balance, end of year            $    2,499        2,580     1,564
================================================================================


         Nonaccrual loans totaled $5,655 thousand, $2,303 thousand and $248 thousand at December 31, 2000, 1999 and 1998, respectively. Interest income which would have been recorded on nonaccrual loans was $542 thousand, $76 thousand and $43 thousand, in 2000, 1999, and 1998, respectively.

         Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. At December 31, 2000 and 1999, the Bank had outstanding balances of $5,655 thousand and $2,303 thousand in impaired loans which had valuation allowances of $744 thousand in 2000 and $327 thousand in 1999. The average outstanding balances of impaired loans for the years ended December 31, 2000, 1999 and 1998 were $5,847 thousand, $805 thousand and $535 thousand respectively, on which $224 thousand, $76 thousand and $40 thousand, respectively, was recognized as interest income.

         At December 31, 2000 and 1999, the collateral value method was used to measure impairment for all loans classified as impaired. Impaired loans at December 31, 2000 and 1999 consisted solely of commercial loans.

(5)         Premises and Equipment

         Premises and equipment consisted of the following at December 31:

         (in thousands)                                     2000         1999
--------------------------------------------------------------------------------

         Land                                        $       874          874
         Building                                          5,725        5,705
         Leasehold improvements                            1,874        1,613
         Furniture and equipment                           4,089        3,618
--------------------------------------------------------------------------------
                                                          12,562       11,809
--------------------------------------------------------------------------------
         Accumulated depreciation and amortization        (5,560)      (4,713)
--------------------------------------------------------------------------------
                                                     $     7,002        7,096
================================================================================


         The Bank leases a portion of its building to unrelated parties under operating leases which expire in various years.

         The minimum future rentals to be received on noncancelable leases as of December 31, 2000 are summarized as follows:

         (in thousands)             Year Ending December 31,
--------------------------------------------------------------------------------

                                     2001                             $   68
                                     2002                                 42
                                     2003                                 39
                                     2004                                 23
                                     2005                                 19
--------------------------------------------------------------------------------
                                     Total minimum future rentals     $  191
================================================================================


 (6)     Other Assets

         Other assets includes the cash surrender value of life insurance totaling $10,032 thousand and $8,674 thousand at December 31, 2000 and 1999 respectively. The cash surrender value of life insurance consists primarily of the Bank's contractual rights under single-premium life insurance policies written on the lives of certain officers and the directors of the Company and the Bank. The policies, for which the Bank is the beneficiary, were purchased in order to indirectly offset anticipated costs of certain benefits payable upon the retirement, and the death or disability of the directors and officers pursuant to deferred compensation agreements. The cash surrender value accumulates tax-free based upon each policy's crediting rate which is adjusted by the insurance company on an annual basis.

         Other real estate owned is also included in other assets and was $405 thousand and $129 thousand at December 31, 2000 and 1999, respectively. During 2000, other real estate owned of $405 thousand was acquired through foreclosure as settlement for loans. There were no such acquisitions during 1999 or 1998. These amounts represent noncash transactions, and accordingly, have been excluded from the Consolidated Statements of Cash Flows.

 (7)     Deposits

         The following is a summary of deposits at December 31:

         (in thousands)                              2000                1999
--------------------------------------------------------------------------------

         Demand                             $      24,223              21,054
--------------------------------------------------------------------------------
         NOW and Super NOW Accounts                44,316              39,458
         Money Market                              15,361              16,803
         Savings                                   26,640              29,057
         Time, $100,000 and over                   14,783              19,008
         Other Time                                36,938              30,781
--------------------------------------------------------------------------------
                                            $     162,261             156,161
================================================================================


         Interest paid on time deposits in denominations of $100 thousand or more was $943 thousand, $765 thousand and $737 thousand in 2000, 1999 and 1998, respectively.

         At December 31, 2000, the aggregate maturities for time deposits is as follows:

         (in thousands)
--------------------------------------------------------------------------------
         2001                                        $        46,313
         2002                                                  4,517
         2003                                                    528
         2004                                                    111
         2005                                                    252
--------------------------------------------------------------------------------
         Total                                       $        51,721
--------------------------------------------------------------------------------



 (8)     Operating Leases

         The Bank has noncancelable operating leases with unrelated parties for office space and equipment. The lease payments for future years are as follows:

         Year Ending December 31, (in thousands)             Lease Payments
--------------------------------------------------------------------------------
         2001                                               $           218
         2002                                                           221
         2003                                                           193
         2004                                                           106
         2005                                                            84
--------------------------------------------------------------------------------
                                                            $           822
================================================================================


         Total rental expense for operating leases was $158 thousand, $101 thousand and $114 thousand in 2000, 1999 and 1998 respectively.



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

         During 2000, the Company converted its existing nonqualified supplemental compensation agreements from a defined contribution retirement and death benefit plan to a defined benefit plan (Plan). The Plan is unsecured and unfunded and there are no Plan assets. The
         Company has purchased insurance on the lives of the directors and executive officers in the Plan and intends to use the cash values of these policies as a funding source to pay the supplemental compensation obligations. (See Note 6 for information regarding the cash values of the life insurance). The accrued pension obligation was

         $456 thousand and $170 thousand as of December 31, 2000 and 1999, respectively. The Company did not recognize any additional expense as a result of the conversion. The Company recognized expense related to the Plan during 2000 and 1999 totaling $286 thousand and $98 thousand, respectively. The net periodic benefits cost of $265 thousand was all related to service cost. The net periodic cost was determined using a discount rate of 8.00%.



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

         At December 31, 2000 and 1999, financial instruments whose contract amounts represent credit risk are as follows:

         (in thousands)                                    2000           1999
--------------------------------------------------------------------------------
              Commitments to extend credit         $     25,306         24,418
================================================================================
              Standby letters of credit            $      1,034            892
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

(11)     Noninterest Income

         During 1998, the Company purchased single-premium life insurance policies written on the lives of certain officers and the directors of the Company and the Bank. During 1999, one of the insurance companies converted from a mutual to a stock based company, which process is referred to as "demutualization." As a result of the demutualization, policyholders of the insurance company received shares of common stock of the insurance company. The number of shares of stock received by policyholders was based upon the cash surrender value of the individual policies. The Company received and subsequently sold the shares in December, 1999. The gain recognized upon the receipt of the stock totaled $287 thousand.

(12)     Other Noninterest Expense

         Other noninterest expense for the years 2000, 1999 and 1998 included the following significant items:

         (in thousands)                              2000      1999       1998
--------------------------------------------------------------------------------
         Third party data processing expense   $      869       821        719
         Professional fees                            771       554        423
         Marketing                                    422       323        213
         Nonperforming loan costs                     246        25          -
         Telephone and postage                        232       271        217
         Intangible amortization                      215       282        372
         Directors' fees and retirement               193       158        223
         Supplies                                     189       193        176
         Printing                                     105       109        145
--------------------------------------------------------------------------------
         Other                                        501       538        417
              Total                             $   3,743     3,274      2,905
================================================================================


(13)     Income Taxes

         The provision for income taxes for the years 2000, 1999 and 1998 consisted of the following:


         2000 (in thousands)               Federal         State         Total
--------------------------------------------------------------------------------
         Current                        $       204           142           346
         Deferred, net                          (29)          (17)          (46)
--------------------------------------------------------------------------------
              Income tax expense        $       175           125           300
================================================================================

         1999 (in thousands)
--------------------------------------------------------------------------------
         Current                        $       716           232           948
         Deferred, net                         (608)          (65)         (673)
--------------------------------------------------------------------------------
              Income tax expense        $       108           167           275
================================================================================

         1998 (in thousands)
--------------------------------------------------------------------------------
         Current                        $       252           144           396
         Deferred, net                          (12)          (40)          (52)
--------------------------------------------------------------------------------
              Income tax expense        $       240           104           344
================================================================================


         Income taxes receivable of $251 thousand are included in other assets at December 31, 2000. Income taxes payable of $51 thousand are included in other liabilities at December 31, 1999.

         The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The reasons for these differences are as follows:

                                                      2000                1999               1998
(dollar in thousands)                          Amount      Rate    Amount      Rate    Amount     Rate
---------------------------------------------------------------------------------------------------------
Federal income tax expense, at statutory
  income tax rates                             $ 538        34%      488        34%      475        34%
State franchise tax expense, net of federal
  income tax benefits                             98         7%      103         7%      100         7%
Tax-free interest income                        (319)      (20%)    (157)      (11%)    (136)      (10%)
Change in the beginning of the year deferred
  tax asset valuation allowance                   --        --       (85)       (6%)     (45)       (3%)
Other                                            (17)       (2%)     (74)       (5%)     (50)       (3%)
---------------------------------------------------------------------------------------------------------
                                               $ 300        19%      275        19%      344        25%
=========================================================================================================

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below.

              Deferred tax assets: (in thousands)                            2000               1999
--------------------------------------------------------------------------------------------------------
              Allowance for loan losses                               $       853                946
              Allowance for losses on other real estate owned                   -                 14
              Interest on nonaccrual loans                                    115                121
              Deferred loan income                                            162                169
              Accumulated Amortization                                        361                326
              Unrealized loss on available-for-sale securities, net             -                192
              Deferred compensation                                           225                107
              Other                                                            77                110
--------------------------------------------------------------------------------------------------------
                  Total gross deferred tax assets                           1,793              1,985
                  Less valuation allowance                                    (35)               (35)
--------------------------------------------------------------------------------------------------------

                  Deferred tax assets, net of allowance                     1,758              1,950
--------------------------------------------------------------------------------------------------------

              Deferred tax liabilities:
              Accumulated depreciation                                         (9)               (59)
              Deferred loan origination costs                                (272)              (267)
              Unrealized gain on available-for-sale securities, net          (206)                 -
              Other                                                          (121)              (122)
--------------------------------------------------------------------------------------------------------
                  Total gross deferred tax liabilities                       (608)              (448)
--------------------------------------------------------------------------------------------------------
                  Net deferred tax asset                              $     1,150              1,502
========================================================================================================


         The valuation allowance for deferred tax assets decreased $85 thousand during the year ended December 31, 1999. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2000 and 1999.

(14)     Stockholders' Equity

         (a)      Stock Options

         In December 1982, the Board of Directors adopted the First Financial Bancorp 1982 Stock Incentive Plan. A total of 270,375 shares of the Company's common stock were reserved for issuance under the Plan. Options were granted at an exercise price not less than the fair market value of the stock at the date of grant and became exercisable over varying periods of time and expired 10 years from such date.

         In February 1991, the Board of Directors adopted the First Financial Bancorp 1991 Employee Stock Option Plan and Director Stock Option Plan. The maximum number of shares issuable under the Employee Stock Option Plan is 193,048. The maximum number of shares issuable under the Director Stock Option Plan was 59,483. Options are granted at an exercise price of at least 100% and 85% of the fair market value of the stock on the date of grant for the Employee Stock Option Plan and the Director Stock Option Plan, respectively. The 1991 Plans replaced the 1982 Plan; however, this does not adversely affect any stock options outstanding under the 1982 Plan.

         In February 1997, the Board of Directors adopted the First Financial Bancorp 1997 Stock Option Plan. The maximum number of shares issuable under the Plan is 425,253 less any shares reserved for issuance pursuant to the 1991 Plans. Options are granted at an exercise price of at least 100% and 85% of the fair market value of the stock on the date of grant for employee stock options and director stock options, respectively. The options issued in 2000 and 1999 were not issued at less than 100% of market value. The 1997 Plan replaces the 1991 Plans; however, this does not adversely affect any stock options outstanding under the 1991 Plans.

         Stock option plan activities are summarized as follows:

                                                           Options Outstanding
                                                              Exercise Price
                                              Options           Per Share
--------------------------------------------------------------------------------

         Balance, December 31, 1997           234,226        $  5.31 -11.56
================================================================================
              Options exercised               (17,791)       $  5.31-  6.29
================================================================================
              Options expired                 (18,954)       $  6.24 -12.75
================================================================================
         Balance, December 31, 1998           197,481        $  5.31 -11.56
================================================================================
              Options granted                  35,595        $  9.47 -11.43
================================================================================
              Options exercised               (46,790)       $  5.31 - 7.93
================================================================================
              Options expired                 (25,214)       $  5.31 -11.56
================================================================================
         Balance, December 31, 1999           161,072        $  5.31 -11.43
================================================================================
              Options granted                  65,500        $  8.92 - 9.41
================================================================================
              Options exercised               (21,130)       $  5.10 - 9.34
================================================================================
              Options expired                 (13,119)       $  9.25 -11.43
================================================================================
         Balance, December 31,  2000          192,323        $  5.31 -11.43
================================================================================

         At December 31, 2000 and 1999, the weighted-average remaining contractual life of all outstanding options was 5.50 years and 5.50 years, respectively. The number of options exercisable was 122,928, 117,424 and 142,700 and the weighted-average exercise price of those options was $7.64, $7.11 and $7.20 at December 31, 2000, 1999 and 1998,
         respectively.

         There were no stock options granted during 1998. The per share weighted-average fair value of stock options granted during 2000 and 1999 was $2.12 and $3.12, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants as of December 31, 2000 and 1999, respectively: dividend yield of 0.00% and 0.00%; expected volatility of 18.4% and 18.4%; risk-free interest rate of 5.17% and 6.19%; and an expected life of five years in each of the years.

         No compensation cost has been recognized for stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company's net income would have been reduced to the pro forma amounts indicated below for the period ended December 31:

                                                    2000        1999       1998
--------------------------------------------------------------------------------
         Net Income (in thousands)
              As reported                       $  1,283       1,159     $1,052
              Pro forma                            1,258       1,138      1,022

         Basic Net Income Per Share
              As reported                           0.85        0.79       0.73
              Pro forma                             0.83        0.77       0.70

         Diluted Net Income Per Share
              As reported                           0.83        0.76       0.68
              Pro forma                             0.81        0.75       0.66


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



         (b)      Employee Stock Ownership Plan

         Effective January 1, 1992, the Bank established the Bank of Lodi Employee Stock Ownership Plan. The plan covers all employees, age 21 or older, beginning with the first plan year in which the employee completes at least 1,000 hours of service. The Bank's annual contributions to the plan are made in cash and are at the discretion of the Board of Directors based upon a review of the Bank's profitability. Contributions for 2000, 1999 and 1998 totaled approximately $156 thousand, $149 thousand and $116 thousand, respectively.

         Contributions to the plan are invested primarily in the Common Stock of First Financial Bancorp and are allocated to participants on the basis of salary in the year of allocation. Benefits become 20% vested after the third year of credited service, with an additional 20% vesting each year thereafter until 100% vested after seven years. As of December 31, 2000, the plan owned 164,187 shares of Company Common Stock. Of that amount, 113,032 shares were unallocated to participants at December 31, 2000.



         (c)      Dividends and Dividend Restrictions

         The Company's principal source of funds for dividend payments is dividends received from the Bank. Under applicable Federal laws, permission to pay a dividend must be granted to a bank by the Comptroller of the Currency if the total dividend payment of any national banking association in any calendar year exceeds the net profits of that year, as defined, combined with net profits for the two preceding years. At December 31, 2000, there were Bank retained earnings of $3,330 thousand free of this condition.

         (d)      Weighted Average Shares Outstanding

         Basic and diluted  earnings per share for the years ended  December 31,
         2000, 1999, and 1998 were computed as follows:
                                                      Income              Shares        Per-Share
         2000                                       (numerator)       (denominator)       Amount
                                                  (in thousands)
         ---------------------------------------------------------- ------------------- ----------
         Basic earnings per share                           $1,283           1,515,578      $0.85
         Effect of dilutive securities                           -              37,339          -
                                                 ------------------ -------------------
         Diluted earnings per share                         $1,283           1,552,917      $0.83
                                                 ================== ===================


                                                      Income              Shares        Per-Share
         1999                                       (numerator)       (denominator)       Amount
                                                  (in thousands)
         ---------------------------------------------------------- ------------------- ----------
         Basic earnings per share                          $ 1,159           1,471,754      $0.79
         Effect of dilutive securities                           -              53,269          -
                                                 ------------------ -------------------
         Diluted earnings per share                        $ 1,159           1,525,023     $ 0.76
                                                 ================== ===================


                                                      Income              Shares        Per-Share
         1998                                       (numerator)       (denominator)       Amount
                                                  (in thousands)
         ---------------------------------------------------------- ------------------- ----------
         Basic earnings per share                          $ 1,052           1,450,499      $0.73
         Effect of dilutive securities                           -              91,099          -
                                                 ------------------ -------------------
         Diluted earnings per share                        $ 1,052           1,541,598      $0.68
                                                 ================== ===================


(15)     Related Party Transactions

         During the normal course of business, the Bank enters into transactions with related parties, including directors, officers, and affiliates. These transactions include borrowings from the Bank with substantially the same terms, including rates and collateral, as loans to unrelated parties. At December 31, 2000 and 1999, respectively, such borrowings totaled $1,366 thousand and $1,177 thousand, respectively. Deposits of related parties held by the Bank totaled $324 thousand and $363 thousand at December 31, 2000 and 1999, respectively.

         The following is an analysis of activity with respect to the aggregate dollar amount of loans made by the Bank to directors, officers and affiliates for the years ended December 31:

         (in thousands)                           2000                  1999
--------------------------------------------------------------------------------
         Balance, beginning of year       $      1,177                 1,018
         Loans funded                              550                 1,232
         Principal repayments                     (361)               (1,073)
--------------------------------------------------------------------------------
         Balance, end of year             $      1,366                 1,177
================================================================================

(16)     Parent Company Financial Information

         This information  should be read in conjunction with the other notes to the consolidated  financial statements.  The following presents summary balance  sheets as of December  31, 2000 and 1999,  and  statements  of income,  and cash flows  information  for the years ended  December 31,
         2000, 1999, and 1998.
         Balance Sheets: (in thousands)
----------------------------------------------------------------------------------------------------------------
         Assets                                                             2000                      1999
----------------------------------------------------------------------------------------------------------------
         Cash in bank                                               $        206                        76
         Investment securities available-for-sale, at fair value               6                         6
         Premises and equipment, net                                          60                        63
         Investment in wholly-owned subsidiaries                          15,923                    14,005
         Other assets                                                        259                       371
----------------------------------------------------------------------------------------------------------------
                                                                    $     16,454                    14,521
================================================================================================================

         Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------------------
         Stockholders' equity
         Common stock                                               $      9,338                     8,433
         Retained earnings                                                 6,831                     6,354
         Accumulated other comprehensive income (loss)                       285                      (266)
----------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                  16,454                    14,521
----------------------------------------------------------------------------------------------------------------
                                                                    $     16,454                    14,521
================================================================================================================


         Statements of Income: (in thousands)                               2000         1999         1998
----------------------------------------------------------------------------------------------------------------
         Rent from subsidiary                                       $          6            6            5
         Other expenses                                                     (150)        (218)        (316)
         Equity in income of subsidiaries                                  1,360        1,252        1,154
         Income tax benefit                                                   67          119          209
----------------------------------------------------------------------------------------------------------------
              Net income                                            $      1,283        1,159        1,052
================================================================================================================

         Statements of Cash Flows: (in thousands)                           2000         1999         1998
----------------------------------------------------------------------------------------------------------------
         Net Income                                                 $      1,283        1,159        1,052
         Adjustments to reconcile net income to net cash
              flows provided by (used in) operating activities:
                  Depreciation and amortization                                3            1            2
                  Provision for deferred taxes                               (10)         (29)          27
                  Decrease in other liabilities                                             -           (4)
                  Decrease (increase) in other assets                        122         (196)         (66)
                  Increase in equity of subsidiaries                      (1,367)      (1,052)        (879)
----------------------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) operating activities         31         (117)         132

         Cash flows from investing activities:
              Purchases of available-for-sale securities                       -           (1)           -
              Proceeds from sale of available-for-sale securities              -            -            -
              Investment in subsidiary                                         -            -          (10)
----------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                            -           (1)         (10)

         Cash flows from financing activities:
              Proceeds received upon exercise of stock options               173          359          129
              Dividends paid                                                 (74)        (286)        (269)
----------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) financing activities             99           73         (140)
----------------------------------------------------------------------------------------------------------------
         Net  increase (decrease)  in cash                                   130          (45)         (18)
----------------------------------------------------------------------------------------------------------------
         Cash at beginning of year                                            76          121          139
----------------------------------------------------------------------------------------------------------------
         Cash at end of year                                        $        206           76          121
================================================================================================================

 (17)    Short Term Borrowings

         The Bank has one line of credit with a correspondent bank totaling $4,000 thousand at December 31, 2000. At December 31, 1999, the Bank had two lines of credit with correspondent banks totaling $7,000 thousand. The lines of credit are unsecured and renew annually. At December 31, 2000 and 1999 the Bank had outstanding borrowings under these lines totaling $0 thousand and $4,300 thousand, respectively. The maximum amount outstanding was $7,000 thousand and $4,300 thousand, the average balance outstanding was $485 thousand and $176 thousand and the weighted average interest rate was 5.57% and 6.25% for the years ending December 31, 2000 and 1999, respectively.

         At December 31, 2000 and 1999 securities sold under agreements to repurchase totaled $4,588 thousand and $0, respectively. The maximum amount outstanding was $9,835 thousand and $600 thousand, the average balance outstanding was $6,523 thousand and $89 thousand and the weighted average interest rate was 6.62% and 5.43% for the years ending December 31, 2000 and 1999, respectively. These agreements generally mature within 30 days.


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

         Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 1999, the most recent notification, the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank's category.

         The Bank's  actual  capital  amounts and ratios as of December 31, 2000 are as follows:
                                                                                                       To Be Well Capitalized
                                                                                  For Capital          Under Prompt Corrective
                                                     Actual                     Adequacy Purposes         Action Provisions
         (dollars in thousands)                      Amount         Ratio       Amount      Ratio        Amount      Ratio
----------------------------------------------------------------------------------------------------------------------------------
         Total Risk-based Capital
         (to Risk Weighted Assets)                 $    16,560     11.27%         11,698    >8.0%           14,622    >10.0%

         Tier I Capital (to Risk Weighted Assets)  $    14,724     10.02%          5,849    >4.0%            8,773     >6.0%

         Tier I Capital  (to Average Assets)       $    14,724      7.99%          7,374    >4.0%            9,218     >5.0%



         The Bank's actual capital amounts and ratios as of December 31, 1999 are as follows:

                                                                                                       To Be Well Capitalized
                                                                                  For Capital          Under Prompt Corrective
                                                     Actual                     Adequacy Purposes         Action Provisions
         (dollars in thousands)                      Amount         Ratio       Amount      Ratio        Amount      Ratio
----------------------------------------------------------------------------------------------------------------------------------
         Total Risk-based Capital
         (to Risk Weighted Assets)                 $    14,937     10.51%       >$11,366    >8.0%         >$14,208    >10.0%

         Tier I Capital (to Risk Weighted assets)  $    13,161      9.26%        >$5,683    >4.0%          >$8,525     >6.0%

         Tier I Capital  (to Average Assets)       $    13,161      7.82%        >$6,731    >4.0%          >$8,414     >5.0%


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

         Short term borrowings: The discounted value of contractual cash flows at market interest rates for short term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing short term borrowings.

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

         The estimated  fair values of the Company's  financial  instruments  at
         December 31, are approximately as follows:
                                                                                           2000
                                                                                  Carrying        Fair
         (in thousands)                                                            Amount         Value
------------------------------------------------------------------------------------------------------------------
              Financial assets:
                  Cash and due from banks and federal funds sold           $        21,024        21,024
                  Investment securities                                             29,560        29,560
                  Loans, net                                               $       112,085       112,100
              Financial liabilities:
                  Deposits:
                      Demand                                               $        24,223        24,223
                      Now and Super Now accounts                                    44,316        44,316
                      Money Market                                                  15,361        15,361
                      Savings                                                       26,640        26,640
                      Time                                                          51,721        52,491
                      ----------------------------------------------------------------------------------
                      Total deposits                                       $       162,261       163,031
                  Short term borrowings                                    $         4,588         4,601


                                                               Contract           Carrying        Fair
         (in thousands)                                         Amount             Amount         Value
------------------------------------------------------------------------------------------------------------------
              Unrecognized financial instruments:
                  Commitments to extend credit             $      25,306                 -           253
                  Standby letters of credit                        1,034                 -             1


                                                                                         1999
                                                                                   Carrying       Fair
         (in thousands)                                                             Amount        Value
------------------------------------------------------------------------------------------------------------------
              Financial assets:
                  Cash and due from banks and federal funds sold           $         9,409         9,409
                  Investment securities                                             36,096        36,096
                  Loans, net                                               $       109,594       110,061
              Financial liabilities:
                  Deposits:
                      Demand                                               $        21,105        21,105
                      Now and Super Now accounts                                    39,458        39,458
                      Money Market                                                  16,752        16,752
                      Savings                                                       29,057        29,057
                      Time                                                          49,789        49,676
                      ----------------------------------------------------------------------------------
                      Total deposits                                       $       156,161       156,048
                  Short term borrowings                                    $         4,300         4,300


                                                               Contract            Carrying       Fair
         (in thousands)                                         Amount              Amount        Value
------------------------------------------------------------------------------------------------------------------
              Unrecognized financial instruments:
                  Commitments to extend credit             $      24,418                 -           244
                  Standby letters of credit                          892                 -             1




(20)     Legal Proceedings

         The bank is involved in various legal actions arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters will not have a material effect on the Bank's financial condition, results of operations, or liquidity.



(21)     Derivative Financial Instruments

         As of December 31, 2000 and 1999, the Company has no off-balance sheet derivatives. The Company held $6,271 thousand and $6,570 thousand in collateralized mortgage obligations as of December 31, 2000 and 1999, respectively. These investments are held in the available for sale portfolio.



(22)     Western Auxiliary Corporation

         On June 9, 1998 the Company incorporated Western Auxiliary  Corporation
         (WAC). The Company capitalized WAC as a wholly-owned subsidiary during the quarter ended September 30, 1998 with an initial capitalization of $10 thousand. WAC earns fee income by acting as trustee on the Bank's trust deed transactions and receives the necessary operational resources under an intercompany services agreement between WAC and the Bank.

(23)     Quarterly Financial Information (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
         (in thousands, except per share data and price range of common stock)  March 31,   June 30,    September 30,  December 31,
------------------------------------------------------------------------------------------------------------------------------------
         2000
         ----
         Interest income                                             $             3,196         3,278         3,370         3,652
         Net interest income                                                       2,161         2,123         2,145         2,454
         Provision for loan losses                                                    35            65            35             -
         Noninterest income                                                          662           629           638           761
         Noninterest expense                                                       2,339         2,519         2,471         2,526
         Income before taxes                                                         449           168           277           689
         Net income                                                                  346           196           247           494
         Basic earnings per share                                                    .23           .13           .16           .33
         Diluted earnings per share                                                  .22           .13           .16           .32
         Dividends paid per share                                                    .05             -             -             -
         Price range, common stock                                          12.00 - 9.50  10.75 - 8.00  10.38 - 8.50  10.88 - 9.75
------------------------------------------------------------------------------------------------------------------------------------
         1999
         ----
         Interest income                                             $             2,958         2,976         3,226         3,366
         Net interest income                                                       2,020         2,065         2,322         2,420
         Provision for loan losses                                                   100           101           200           650
         Noninterest income                                                          485           480           563           933
         Noninterest expense                                                       1,989         2,188         2,274         2,352
         Income before taxes                                                         416           256           411           351
         Net income                                                                  273           178           335           373
         Basic earnings per share                                                    .17           .12           .23           .27
         Diluted earnings per share                                                  .16           .11           .21           .28
         Dividends paid per share                                                    .05           .05           .05           .05
         Price range, common stock                                           12.25-11.00   12.50-11.00   12.50-10.63    11.00-9.12
------------------------------------------------------------------------------------------------------------------------------------


         During the fourth quarter of 1999, the Company became aware of the deteriorating condition in the credit quality of a few specific loans. As a result, the provision for loan losses totaled $650 thousand during the fourth quarter of 1999.

         See Note 11 for information regarding the increase in noninterest income during the fourth quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22th day of March, 2001.

                                        FIRST  FINANCIAL  BANCORP


                                              /s/ LEON J. ZIMMERMAN
                                        -----------------------------------
                                        Leon J. Zimmerman
                                        President and Chief Executive Officer

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

                                                          Capacity                             Date
                                                          --------                             ----

    /s/ BENJAMIN R. GOEHRING                 Director and Chairman of the Board             March 22, 2001
------------------------------------------
Benjamin R. Goehring


    /s/ WELDON D. SCHUMACHER                 Director and Vice Chairman of the Board        March 22, 2001
------------------------------------------
Weldon D. Schumacher


     /s/ BOZANT KATZAKIAN                    Director                                       March 22, 2001
------------------------------------------
Bozant Katzakian


     /s/ ANGELO J. ANAGNOS                   Director                                       March 22, 2001
------------------------------------------
Angelo J. Anagnos


     /s/ STEVE M. COLDANI                    Director                                       March 22, 2001
------------------------------------------
Steve M. Coldani


     /s/ DAVID M. PHILIPP                    Director                                       March 22, 2001
------------------------------------------
David M. Philipp


    /s/ LEON J. ZIMMERMAN                    Director, President and                        March 22, 2001
------------------------------------------   Chief Executive Officer
Leon J. Zimmerman                            (Principal Executive Officer)


    /s/ ROBERT H. DANEKE                     Director, Executive Vice President and         March 22, 2001
------------------------------------------   Chief Credit Officer
Robert H. Daneke


     /s/ ALLEN R. CHRISTENSON                Senior Vice President,                         March 22, 2001
------------------------------------------   Chief Financial Officer and Secretary
Allen R. Christenson                         (Principal Financial and Accounting Officer)


                                INDEX TO EXHIBITS

   Exhibit                                                                Page
   -------                                                                ----

     23           Consent of Independent Auditors                          59

     27           Financial Data Schedule (electronic submission only)