Form 10-Q
period 2001-03-31
FIRST FINANCIAL BANCORP /CA/
filed 2001-05-15
CIK 729502

===========================================================================================
                                        UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                          FORM 10-Q

                                         (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                           OF 1934
                             For the period ended March 31, 2001

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

     701 South Ham Lane ,  Lodi,  California                             95242
     Address of principal executive offices)                          (Zip Code)

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

                                                            [X] Yes       [ ] No

  As of May 7, 2001 there were 1,526,663 shares of Common Stock, no par value, outstanding.


===========================================================================================

                             FIRST FINANCIAL BANCORP

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001
                                TABLE OF CONTENTS



                                                                            Page

                                     PART I

Item 1.   Consolidated Financial Statements and Notes to Consolidated
          Financial Statements..............................................   1

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................   7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk........  12




                                     PART II

Item 1.   Legal Proceedings.................................................  12

Item 2.   Changes in Securities.............................................  12

Item 3.   Defaults Upon Senior Securities...................................  12

Item 4.   Submission of Matters to a Vote of Security Holders ..............  12

Item 5.   Other Information.................................................  12

Item 6.   Exhibits and Reports on Form 8-K..................................  12

ITEM 1. FINANCIAL STATEMENTS

                                      FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                            Consolidated Balance Sheets
                                                    (Unaudited)
                                        (in thousands except share amounts)

                                                                                  Mar. 31,              Dec. 31,
Assets                                                                              2001                  2000
                                                                              ----------------     ----------------
Cash and due from banks                                                       $         11,734     $         10,909
Federal funds sold and securities purchased under resale agreements                     15,437               10,115
Investment securities available for sale, at fair value                                 30,179               29,560
Loans held for sale                                                                      1,692                1,292


Loans, net of deferred loan fees                                                       112,782              113,292
Less allowance for loan losses                                                           2,684                2,499
                                                                              ----------------     ----------------

  Net loans                                                                            110,098              110,793

Premises and equipment, net                                                              6,944                7,002
Accrued interest receivable                                                              1,228                1,447
Other assets                                                                            15,070               13,946
                                                                              ----------------     ----------------

    Total Assets                                                              $        192,382     $        185,064
                                                                              ================     ================

Liabilities and Stockholders' Equity

Liabilities:
    Deposits
       Noninterest bearing                                                    $         22,810     $         24,223
       Interest bearing                                                                150,608              138,038
                                                                              ----------------     ----------------

          Total deposits                                                               173,418              162,261


    Accrued interest payable                                                               319                  316
    Short term borrowings                                                                    -                4,588
    Other liabilities                                                                    1,742                1,445
                                                                             -----------------     ----------------

          Total liabilities                                                            175,479              168,610


Stockholders' equity:
    Common stock - no par value; authorized 9,000,000
          shares, issued and outstanding in 2001 and 2000,
          1,526,663 and 1,526,063, respectively                                          9,344                9,338
    Retained earnings                                                                    7,086                6,831
     Accumulated other comprehensive income                                                473                  285
                                                                              ----------------     ----------------

          Total stockholders' equity                                                    16,903               16,454
                                                                              ----------------     ----------------


                                                                              $        192,382     $        185,064
                                                                              ================     ================

See accompanying notes.

                                                         1

                              FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                 Consolidated Statements of Income
                                            (Unaudited)
                              (in thousands except per share amounts)

                                                                        Three Months   Ended March 31,
                                                                            2001            2000
                                                                           ------           ------
Interest income:

   Loans, including fees                                                   $2,685           $2,564
   Investment securities:
            Taxable                                                           373              453
            Exempt from Federal taxes                                          71              137
   Federal funds sold                                                         181               42
                                                                           ------           ------

            Total interest income                                           3,310            3,196

Interest expense:
   Deposit accounts                                                         1,103              955
   Other borrowings                                                             3               80
                                                                           ------           ------
            Total interest expense                                          1,106            1,035

            Net interest income                                             2,204            2,161

Provision for loan losses                                                     190               35
                                                                           ------           ------

            Net interest income after provision for loan losses             2,014            2,126

Noninterest income:
    Gain on sale of other real estate                                         222             --
    Service charges                                                           333              315
    Premiums and fees from SBA and mortgage operations                        217              190
    Miscellaneous                                                             181              157
                                                                           ------           ------

            Total noninterest income                                          953              662

Noninterest expense:
    Salaries and employee benefits                                          1,405            1,118
    Occupancy                                                                 221              201
    Equipment                                                                 231              179
    Other                                                                     808              841
                                                                           ------           ------

            Total noninterest expense                                       2,665            2,339
                                                                           ------           ------

            Income before provision for income taxes                          302              449

Provision for income taxes                                                     47              103
                                                                           ------           ------

            Net income                                                     $  255           $  346
                                                                           ======           ======
            Net income per share:
            Basic                                                          $ 0.16           $ 0.22
                                                                           ======           ======
          Diluted                                                          $ 0.16           $ 0.21
                                                                           ======           ======

Dividends declared per share                                               $ --             $ 0.05
                                                                           ======           ======

See accompanying notes.

                                                 2


                                        FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                                      (Unaudited)
                                          (in thousands except share amounts)


Three Months Ended March 31, 2001

                                                                                           Accumulated
                                        Common       Common                                   Other
                                        Stock        Stock      Comprehensive   Retained  Comprehensive
            Description                 Shares       Amounts        Income      Earnings     Income          Total
------------------------------------- ------------ ------------ --------------- -------- ---------------- ------------

Balance at December 31, 2000           1,526,063    $  9,338                     6,831          285          16,454

Comprehensive income:
   Net income                                                   $          255     255                          255
                                                                ---------------
   Other comprehensive loss:
      Unrealized holding gain arising
      during the current period, net of tax
      effect of $137                                                       188
                                                                ---------------
        Total other comprehensive income                                   188                  188             188
                                                                ---------------
   Comprehensive income                                         $          443
                                                                ===============
Options exercised                           600            6                                                      6
                                      ------------ ------------                 -------- ---------------- ------------
Balance at March 31, 2001             1,526,663     $  9,344                     7,086          473          16,903
                                      ============ ============                 ======== ================ ============


Three Months Ended March 31, 2000

                                                                                           Accumulated
                                        Common       Common                                   Other
                                         Stock        Stock     Comprehensive   Retained  Comprehensive
            Description                 Shares       Amounts        Income      Earnings      Loss           Total
------------------------------------- ------------ ------------ --------------- -------- ---------------- ------------
Balance at December 31, 1999           1,433,734    $  8,433                     6,354         (266)         14,521

Comprehensive income:

   Net income                                                   $          346     346                          346
                                                                ---------------
   Other comprehensive loss:
      Unrealized holding losses on
      securities available for sale
      arising during the current period,                                  (111)
      net of tax benefit of $81
                                                                ---------------
        Total other comprehensive loss                                    (111)                (111)           (111)
                                                                ---------------
   Comprehensive income                                         $          235
                                                                ===============
Options exercised                         11,300          85                                                     85

Cash dividend                                                                      (73)                         (73)
                                      ------------ ------------                 -------- ---------------- ------------
Balance at March 31, 2000              1,445,034    $  8,518                     6,627         (377)         14,768
                                      ============ ============                 ======== ================ ============

See accompanying notes.

                                                           3

                                      FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                        Consolidated Statements of Cash Flows
                                                     (Unaudited)
                                                   (in thousands)
                                            Three Months Ended March 31,

                                                                                       2001                2000
                                                                                   -------------       ------------
Cash flows from operating activities:
Net income                                                                         $        255        $        346
     Adjustments  to  reconcile  net income to net cash  provided by  operating activities:
          Increase in loans held for sale                                                  (293)               (193)
          Gain on sale of loans                                                            (107)                (80)
          (Decrease) increase in deferred loan income                                       (30)                  8
          Depreciation and amortization                                                     387                 309
          Provision for loan losses                                                         190                  35
          Gain on sale of other real estate owned                                          (222)                  -
          Decrease in accrued interest receivable                                           219                 114
          Increase (decrease) in accrued interest payable                                     3                 (10)
          Increase (decrease) in other liabilities                                          297                (492)
          Increase in cash surrender value of life insurance                               (142)               (108)
          (Increase) decrease in other assets                                              (239)                711
                                                                                   -------------       ------------
          Net cash provided by operating activities                                         318                 640


Cash flows from investing activities:
    Proceeds from maturity of available-for-sale
       securities                                                                         7,888               1,733
    Proceeds from sale of available-for-sale securities                                  (8,104)               (899)
    Net decrease in loans made to customers                                                 535               1,220
    Proceeds from sale of other real estate                                                 627                  10
    Purchase of cash surrender value life insurance                                      (1,500)               (900)
    Purchases of bank premises and equipment                                               (192)               (306)
                                                                                   -------------       ------------

                  Net cash (used in) provided by
                  investing activities                                                     (746)                858


Cash flows from financing activities:
    Net increase in deposits                                                             11,157               4,335
    Decrease in other borrowings                                                         (4,588)             (4,300)
    Dividends paid                                                                            -                 (73)
    Proceeds from issuance of common stock                                                    6                  85
                                                                                   ------------        ------------
                  Net cash provided by financing activities                               6,575                  47

                  Net increase in cash and cash equivalents                               6,147               1,545
Cash and cash equivalents at beginning of period                                         21,024               9,409
                                                                                   ------------        ------------

Cash and cash equivalents at end of period                                         $     27,171        $     10,954
                                                                                   ============        ============

Supplemental Discolsures of Cash Flow Information:
    Cash paid for interest payments                                                $      1,103               1,045
    Cash paid for taxes                                                            $         10                 120

See accompanying notes.

                                                         4

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000
                                   (Unaudited)

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



(2) Weighted Average Shares Outstanding

     Per share information is based on weighted average number of shares of common stock outstanding during each three-month period after giving retroactive effect for the five percent stock dividend declared for shareholders of record May 8, 2001, payable May 22, 2001. Basic earnings per share (EPS) is computed by dividing net income available to shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to shareholders by the weighted average common shares outstanding during the period plus potential common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

     The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three month periods ending March 31, 2001 and 2000:

                                                        Income             Shares       Per-Share
         Three months ended March 31, 2001            (numerator)      (denominator)      Amount
         -----------------------------------------------------------------------------------------
         Basic earnings per share                         $ 255,000         1,602,653     $ .16
         Effect of dilutive securities                            -            33,377         -
                                                  ------------------------------------
         Diluted earnings per share                       $ 255,000         1,636,030     $ .16
                                                  ====================================

                                                       Income              Shares       Per-Share
         Three months ended March 31, 2000           (numerator)       (denominator)      Amount
         -----------------------------------------------------------------------------------------
         Basic earnings per share                         $ 346,000         1,585,043     $ .22
         Effect of dilutive securities                            -            33,852         -
                                                  ------------------------------------
         Diluted earnings per share                       $ 346,000         1,618,895     $ .21
                                                  ====================================

(3) Allowance for Loan Losses
                                                      Quarter             Year
                                                        Ended             Ended
         (in thousands)                               3/31/01           12/31/00
                                                     --------         ----------
         Balance at beginning of period              $  2,499             2,580

            Loans charged off                             (15)             (246)
            Recoveries                                     10                30
            Provisions charged to operations              190               135
                                                      -------             -----

         Balance at end of period                     $ 2,684             2,499
                                                      =======             =====

(4) Basis of Presentation

         First Financial Bancorp is the holding company for Bank of Lodi, N.A. and Western Auxiliary Corporation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three months ended March 31, 2001 are not necessarily indicative of the results which may be expected for the year ended December 31, 2001. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 2000 Annual Report to Shareholders.

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

Changes in Financial Condition

Consolidated total assets at March 31, 2001 increased $7,318 thousand, or 4.0%, from December 31, 2000. While non-interest bearing deposits decreased by $1,413 thousand, or 5.8%, during the first quarter, interest bearing deposits increased $12,570 thousand, or 9.1%. The decrease in non-interest bearing deposits is consistent with historical trends which reflect a seasonal decline in deposits during the first quarter that is typically associated with the local agricultural industry. The increase in interest bearing deposits is the direct result of a management's desire to increase market share for deposits and to provide liquidity to meet the projected loan growth for 2001. During the first quarter of 2001, the Company experienced an increase of $4,203 thousand, or 9.5%, $1,385 thousand, or 5.2%, and $8,419 thousand, or 16.3%, in NOW accounts, savings accounts and certificates of deposit, respectively, and a decrease of $1,437 thousand, or 9.4%, in money market accounts. The increase in certificates of deposit resulted from the Company offering deposit rates at or slightly above the rates offered in its immediate market area. In addition, the new certificates of deposit are from depositors in the local markets in which the Company operates and does not consist of brokered deposits.

Total gross loans decreased by $110 thousand, or 0.1%, from December 31, 2000 to March 31, 2001. The net decrease in gross loans is primarily the result of increases of $1,545 thousand, or 11.5%, $536 thousand, or 3.1%, and $400 thousand, or 31%, in commercial loans, agricultural loans and loans which were held for sale to the secondary market, respectively, combined with a decrease of $2,305 thousand, or 5.2%, in real estate loans. During the first quarter of 2001, the Company opened a Small Business Administration ("SBA") loan production office in Folsom California, moving its operations for SBA loans from its Lodi office to the Folsom area.

The allowance for loan losses (the "allowance") is established through a provision for possible loan losses charged to expense. The allowance at March 31, 2001 was in excess of the December 31, 2000 allowance by $185 thousand, or 7.4%, as a result of a provision for $190 thousand combined with net charge offs of $5 thousand. Nonperforming loans decreased by $24 thousand, to $5,631 thousand at March 31, 2001. Management continues to actively work to resolve the nonperforming loans, the majority of which are secured by real estate that, in the opinion of management, are well collateralized. Management believes that the allowance at March 31, 2001 is adequate to absorb known and reasonably estimated loan losses. However, there can be no assurances that future economic events may negatively impact the Bank's borrowers, thereby causing loan losses to exceed the current allowance.

The following tables depict activity in the allowance for loan losses and allocation of reserves for and at the three and twelve months ended March 31, 2001 and December 31, 2000, respectively:

Analysis of the Allowance for Loan Losses

                                                           Quarter       Year
                                                            Ended       Ended
                                                           3/31/01    12/31/00
                                                           -------    --------
Balance at beginning of period                             $2,499       2,580
Charge-offs:
   Commercial                                                  --        (201)
   Real estate                                                 --          --
   Consumer                                                   (15)        (45)
                                                           ------       -----
   Total charge-offs                                          (15)       (246)
Recoveries:
   Commercial                                                   2          15
   Real estate                                                 --          --
   Consumer                                                     8          15
                                                           ------       -----
   Total recoveries                                            10          30
                                                           ------       -----
Net recoveries (charge-offs)                                   (5)       (216)
Provision charged to operations                               190         135
                                                           ------       -----
Balance at end of period                                   $2,684       2,499
                                                           ======       =====




Allocation of the Allowance for Loan Losses

                                      3/31/01    3/31/01    12/31/00   12/31/00
Loan Category                          Amount  % of Loans     Amount  % of Loans
-------------                       ---------  ----------  ---------  ----------
Commercial and other real estate    $   1,038      86.55%        879      86.46%
Real estate construction                  552      10.45%        594      10.41%
Installment and other                      --       3.00%          1       3.13%
Unallocated                             1,094        N/A       1,025         N/A
                                    ---------  ---------   ---------  ----------
                                    $   2,684    100.00%       2,499     100.00%
                                    =========  =========   =========  ==========

Investments

Investment securities increased by $619 thousand, or 2.1%, from December 31, 2000 to March 31, 2001. The increase is primarily the result of purchases of $8,104 thousand combined with matured bonds and securities contractually called by issuers totaling $7,888 thousand.

Equity

Consolidated equity increased by $449 thousand from December 31, 2000 to March 31, 2001. Consolidated equity represented 8.79% and 8.89% of consolidated assets at March 31, 2001 and December 31, 2000, respectively. The increase in equity during the first quarter of 2001 resulted from earnings of $255 thousand for the three months ended March 31, 2001 combined with an increase of $188 thousand to reflect the after-tax market value increase of the available-for-sale investment securities portfolio and a $6 thousand increase resulting from the exercise of stock options. The increase in the investment security portfolio's market value reflects the decrease in the level of market interest rates at March 31, 2001 compared to December 31, 2000.

The total risk-based capital ratio for the Company's wholly owned subsidiary, Bank of Lodi was 11.27% at March 31, 2001 compared to 11.27% at December 31, 2000. The total risk-based capital ratio did not change during the first quarter of 2001 largely as a result of capital requirements resulting from increases in total risk-weighted assets being offset by increased earnings of the Company. For each dollar in new loans, risk-weighted assets increase by eighty cents. The Bank's leverage capital ratio was 7.99% at March 31, 2001 versus 7.99% at December 31, 2000. The capital ratios are in excess of the regulatory minimums for a well-capitalized bank.



Changes in Results of Operations- Three Months ended March 31, 2001

Summary of Earnings Performance

--------------------------------------------------------------------------------
                                          For the three months ended March 31:
                                       -----------------------------------------
                                                     2001                   2000
                                                     ----                   ----
Net income (in thousands)                           $ 255                  $ 346
--------------------------------------------------------------------------------
Basic net income per share                          $ .16                  $ .22

Diluted net income per share                          .16                    .21

Return on average assets                            0.55%                  0.79%

Return on average equity                            6.26%                  9.46%

Dividend payout ratio                                  --                 20.58%
--------------------------------------------------------------------------------
Average quity to average assets                    8.74%                  8.34%
--------------------------------------------------------------------------------


Net income for the quarter decreased $91 thousand, or 26%, compared to the first quarter of 2000. Net interest income increased by 2% as a result of an increase in interest income, which increase resulted from an increase in total average loans combined with an overall increase in the yield on earning assets, offset by an increase in interest expense, which increase resulted from an increase in total average interest bearing deposits combined with an increase in rates paid on those deposits. The provision for loan losses increased $155 thousand, or 443%. Noninterest income increased $291 thousand, or 44%, while noninterest expense increased $326 thousand, or 14%.

Based upon the net income for the three months ended March 31, 2001, the Company's Board of Directors declared a 5% stock dividend payable May 22, 2001 to shareholders of record on May 8, 2001. All earnings per share amounts have been adjusted to give retroactive effect for the stock dividend.

Net Interest Income

The following table provides a detailed analysis of the net interest spread and net interest margin for the periods indicated:

          -----------------------------------------------------------------------------------------------------

                                                    For the Quarter Ended           For the Quarter Ended
                                                        March 31, 2001                 March 31, 2000
                                                        (in thousands)                 (in thousands)
          -----------------------------------------------------------------------------------------------------

                                                Average     Income/              Average    Income/
                                                 Balance   Expenses   Yield(1)   Balance    Expenses   Yield(1)
                                                 -------   --------   --------   -------    --------   --------
          Earning Assets:

          Investment securities (1)              $ 25,318        444     7.11%  $ 45,150         590     5.18%

          Federal funds sold                       13,031        181     5.63%     2,880          42     5.76%

          Loans (2)                               114,875      2,685     9.48%   111,250       2,564     9.14%
                                                  -------      -----     -----   -------       -----     -----

                                                 $153,224      3,310     8.76%  $159,280       3,196     7.96%
                                                  =======      =====     =====   =======       =====     =====

          Liabilities:

          Noninterest bearing deposits           $ 22,344         --        --  $ 19,320          --       --

          Savings, money market, & NOW deposits    86,709        342     1.38%    83,820         335     1.59%

          Time deposits                            55,518        761     5.56%    51,890         620     4.74%

          Other borrowings                            204          3     5.97%     5,336          80     6.00%
                                                  -------      -----     -----   -------       -----     -----

          Total Liabilities                      $164,775      1,106     2.72%  $160,336       1,035     2.56%
                                                  -------      -----     -----   -------       -----     -----

          Net Interest Spread                                            6.04%                           5.40%
                                                                         =====                           =====
          ----------------------------------------------------------------------------------------------------

                                                Earning     Income             Earning      Income
                                                 Assets    (Expense)   Yield    Assets    (Expense)    Yield
                                                 -------   --------   --------   -------    --------   --------
          Yield on average earning assets        $153,224      3,310     8.76%  $159,280       3,196     8.14%

          Cost of funding average earning        $153,224     (1,106)   (2.56%) $159,280      (1,035)   (2.56%)
                                                             -------   -------               -------   -------
          assets

          Net Interest Margin                    $153,224      2,204     5.83%  $159,280       2,161     5.40%
                                                               =====     =====                 =====     =====
          ----------------------------------------------------------------------------------------------------

          (1) Yield for period annualized on actual number of days in period and based on a 365-day year.
          (2) Income on tax-exempt securities has not been adjusted to a tax equivalent basis.
          (3) Nonaccrual loans are included in the loan totals for each period;  however,  only collected  interest on such loans is included in interest income.

Net interest income for the first quarter of 2001 increased by $43 thousand, or 2%, over the same quarter of 2000. The net interest margin of 5.83% was an increase from the 5.40% for the first quarter of 2000, primarily as a result of an increase of $3,625 thousand, or 3.25%, in average loans which was offset by an increase of $3,628 thousand, or 6.99%, in certificates of deposit. In addition, the yield on loans and certificates of deposit increased as a result of the existing rate environments at the time the loans and certificates of deposit were originated. The average yield on the loans increased from 9.14% to 9.48% and the rate paid for certificates of deposit increased from 4.74% to 5.56% at March 31, 2000 to March 31, 2001, respectively.

Nonaccrual loans at March 31, 2001 and March 31, 2000 totaled $5,631 thousand and $4,655 thousand, respectively. Interest forgone on nonaccrual loans totaled approximately $153 thousand and $71 thousand for the three months ending March 31, 2001 and 2000, respectively.

Average deposits for the three months ended March 31, 2001 increased by $9,541 thousand, or 6.15%, compared to the prior year quarter. Average noninterest bearing deposits have kept pace with the growth in interest bearing deposits from a year ago and to make up 13% and 12% of average total deposits at March 31, 2001 and 2000, respectively. This has helped to keep down the cost of funding earning assets. Average certificates of deposit were 32% of average deposits for the three months ended March 31, 2001 and for the same period in the prior year quarter.

Provision for Loan Losses

The Bank provided $190 thousand to the allowance in the first quarter of 2001 which is attributable to general loss reserves that have been established in connection with loan portfolio growth combined with management's assessment of the risks associated with the current economic environment. The allowance for loan losses is discussed above under Changes in Financial Condition.

Noninterest Income

Noninterest income for the first quarter of 2001 increased by $291 thousand, or 44.0%, over the same period last year. Of the increase, $222 thousand is attributable to gains resulting from the sale of real estate acquired through foreclosure.

Income from the sale and servicing of loans totaled $107 thousand during the first quarter of 2001, which increased by $27 thousand, or 14.2%, compared to the prior year quarter. The increased income from the sale and servicing of loans is primarily the result of increased refinancing activity of residential mortgage loans which resulted from the recent decline in mortgage rates.

Noninterest Expenses

Noninterest expenses increased by $326 thousand, or 13.9%, compared to the prior year quarter. Personnel expense increased $287 thousand, or 25.7%, as a result of additions to staff during the year combined with general merit increases for existing personnel. Occupancy expense increased $20 thousand or 10.0% primarily as a result of the Company's relocation of its SBA office to Folsom, California. Equipment expense increased $52 thousand, or 29.1%, as a result of depreciation of new equipment. Other noninterest expense decreased $33 thousand, or 3.9%, primarily as a result of decreases in marketing expenses. The reduction in marketing expenses is the result of one time marketing programs initiated during the first quarter of 2000.

Basis of Presentation

First Financial Bancorp is the holding company for Bank of Lodi, N.A. and Western Auxiliary Corporation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three months ended March 31, 2001 are not necessarily indicative of the results which may be expected for the year ended December 31, 2001. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 2000 Annual Report to Shareholders.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While there are several varieties of market risk, the market risk material to the Company and the Bank is interest rate risk. Within the context of interest rate risk, market risk is the risk of loss due to changes in market interest rates that have an adverse effect on net interest income, earnings, capital or the fair value of financial instruments. Exposure to this type of risk is a regular part of a financial institution's operations. The fundamental activities of making loans, purchasing investment securities, and accepting deposits inherently involve exposure to interest rate risk. The Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. As of and for the three months ended March 31, 2001, there were no material changes in the market risk profile of the Company or the Bank as described in the Company's 2000 Form 10-K.

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

          Not Applicable

ITEM 5.   OTHER INFORMATION

          Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)     Exhibits

          Exhibit No. Description

              10 Form of Long Term Care Agreement by and between Bank of Lodi, N.A. and certain directors and executive officers.


  (b)     Reports on Form 8-K

              Form 8-K dated April 24, 2001 announcing first quarter 2001 financial results and five percent stock dividend.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        FIRST FINANCIAL BANCORP




Date: May 11, 2001                                      /s/ Allen R. Christenson
      ------------                                      ------------------------
                                                        Allen R. Christenson
                                                        Senior Vice President
                                                        Chief Financial Officer