Form 10-Q
period 2001-06-30
FIRST FINANCIAL BANCORP /CA/
filed 2001-08-15
CIK 729502

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       For the period ended June 30, 2001

                                       OR

     [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.
                        For the transition period from to

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

                                          [ X ] Yes         [   ] No

     As of August 3, 2001 there were 1,608,350 shares of Common Stock, no par value, outstanding.

================================================================================


                                     FIRST FINANCIAL BANCORP

                                            FORM 10-Q

                     FOR THE QUARTER AND SIX MONTH PERIOD ENDED JUNE 30, 2001
                                        TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
                                              PART I

Item 1.    Consolidated Financial Statements and Notes to Consolidated
           Financial Statements...................................................            1

Item 2.    Management's Discussion  and Analysis of Financial Condition and
           Results of Operations .................................................            8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.............           15


                                             PART II


Item 1.    Legal Proceedings .....................................................           15

Item 2.    Changes in Securities .................................................           15

Item 3.    Defaults Upon Senior Securities .......................................           15

Item 4.    Submission of Matters to a Vote of Security Holders ...................           15

Item 5.    Other Information .....................................................           15

Item 6.    Exhibits and Reports on Form 8-K ......................................           15


ITEM 1. FINANCIAL STATEMENTS

                                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                          Consolidated Balance Sheets
                                                  (Unaudited)
                                      (in thousands except share amounts)

                                                                              June 30,             Dec. 31,
Assets                                                                          2001                 2000
------                                                                    ---------------      ---------------
Cash and due from banks                                                   $        13,741      $        10,909
Federal funds sold and securities purchased under resale agreements                11,841               10,115
Investment securities available for sale, at fair value                            41,886               29,560
Loans held for sale                                                                 3,606                1,292

Loans, net of deferred loan fees                                                  116,555              113,292
Less allowance for loan losses                                                      2,541                2,499
                                                                          ---------------      ---------------
  Net loans                                                                       114,014              110,793

Premises and equipment, net                                                         6,993                7,002
Accrued interest receivable                                                         1,418                1,447
Other assets                                                                       15,497               13,946
                                                                          ---------------      ---------------
    Total Assets                                                          $       208,996      $       185,064
                                                                          ===============      ===============
Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
    Deposits
       Noninterest bearing                                                $        26,061      $        24,223
       Interest bearing                                                           164,235              138,038
                                                                          ---------------      ---------------
          Total deposits                                                          190,296              162,261

    Accrued interest payable                                                          336                  316
    Short term borrowings                                                               -                4,588
    Other liabilities                                                               1,348                1,445
                                                                          ---------------      ---------------
          Total liabilities                                                       191,980              168,610

Stockholders' equity:
    Common stock - no par value; authorized 9,000,000
          shares, issued and outstanding in 2001 and 2000,
          1,608,350 and 1,526,063, respectively                                    10,073                9,338
    Retained earnings                                                               6,518                6,831
     Accumulated other comprehensive income                                           425                  285
                                                                          ---------------      ---------------
          Total stockholders' equity                                               17,016               16,454
                                                                          ---------------      ---------------
                                                                          $       208,996      $       185,064
                                                                          ===============      ===============

See accompanying notes.

                                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                       Consolidated Statements of Income
                                                  (Unaudited)
                                    (in thousands, except per share amounts)


                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                    -----------------------------    -----------------------------
                                                        2001            2000             2001            2000
                                                    -------------   -------------    -------------   -------------
Interest income:
    Loans, including fees                              $   2,645       $   2,657         $  5,330       $   5,221
    Investment securities:
       Taxable                                               475             417              848             870
       Exempt from federal taxes                              67             140              138             277
    Federal funds sold                                       196              64              377             106
                                                    -------------   -------------    -------------   -------------
            Total interest income                          3,383           3,278            6,693           6,474

Interest expense:
    Deposit accounts                                       1,229           1,061            2,332           2,016
    Short term borrowings                                      1              94                4             174
                                                    -------------   -------------    -------------   -------------
            Total interest expense                         1,230           1,155            2,336           2,190
                                                    -------------   -------------    -------------   -------------
        Net interest income                                2,153           2,123            4,357           4,284

Provision for loan losses                                     --              65              190             100
                                                    -------------   -------------    -------------   -------------
        Net interest income after provision for
           loan losses                                     2,153           2,058            4,167           4,184
Non-interest income:
     Gain on sale of other real estate                        --              --              222              --
     Service charges                                         373             329              706             644
     Premiums and fees from SBA and mortgage
         operations                                          203             137              420             327
     Miscellaneous                                           182             163              363             320
                                                    -------------   -------------    -------------   -------------
        Total non-interest income                            758             629
                                                                                            1,711           1,291
Non-interest expense:
     Salaries and employee benefits                        1,396           1,119            2,801           2,237
     Occupancy                                               335             262              556             463
     Equipment                                               145             131              376             310
     Other                                                   906           1,007            1,714           1,848
                                                    -------------   -------------    -------------   -------------
        Total non-interest expense                         2,782           2,519
                                                                                            5,447           4,858

                                                    -------------   -------------    -------------   -------------
Income before provision for income taxes                     129             168              431             617
Provision for income tax (benefit) expense                   (24)            (28)              23              75
                                                    -------------   -------------    -------------   -------------
        Net income                                     $     153       $     196         $    408       $     542
                                                    =============   =============    =============   =============
Earnings per share:
         Basic                                         $    0.10       $    0.12         $   0.25       $    0.34
                                                    =============   =============    =============   =============
         Diluted                                       $    0.09       $    0.12         $   0.25       $    0.33
                                                    =============   =============    =============   =============
Dividends declared per share                           $       -       $       -         $      -       $       -
                                                    =============   =============    =============   =============

See accompanying notes.

                                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                                  (Unaudited)
                                      (in thousands except share amounts)


Six Months Ended June 30, 2001


                                                                                           Accumulated
                                        Common       Common                                   Other
                                         Stock        Stock     Comprehensive   Retained  Comprehensive
            Description                 Shares       Amounts        Income      Earnings     Income          Total
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000            1,526,063     $  9,338                    6,831              285       16,454

Comprehensive income:

   Net income                                                        $     408      408                           408
                                                                ---------------
   Other comprehensive income:

      Unrealized holding gains arising
      during the current period, net of tax                                140
      effect of $102                                            ---------------

          Total other comprehensive income                                 140                       140          140
                                                                ---------------
   Comprehensive income                                              $     548
                                                                ===============
Options exercised                           6,442           18                                                     18

Stock dividend                             75,845          717                     (717)

Cash in lieu of stock dividend                                                       (4)                           (4)
                                      -------------------------                 --------------------------------------
Balance at June 30, 2001                1,608,350     $ 10,073                    6,518              425       17,016
                                      =========================                 ======================================


Six Months Ended June 30, 2000


                                                                                           Accumulated
                                        Common       Common                                   Other
                                         Stock        Stock     Comprehensive   Retained  Comprehensive
            Description                 Shares       Amounts        Income      Earnings      Loss           Total
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999            1,433,734     $  8,433                    6,354             (266)      14,521

Comprehensive income:

   Net income                                                        $     542      542                           542
                                                                ---------------
   Other comprehensive income:
      Unrealized holding gains arising
      during the current period, net of tax                                151
      effect of $109                                            ---------------

          Total other comprehensive income                                 151                       151          151
                                                                ---------------
   Comprehensive income                                              $     693
                                                                ===============
Options exercised                          11,300           85                                                     85

Stock dividend                             71,764          732                     (732)

Cash dividend                                                                       (74)                          (74)
                                      -------------------------                 --------------------------------------
Balance at June 30, 2000                1,516,798     $  9,250                    6,090             (115)      15,225
                                      =========================                 ======================================

See accompanying notes.

                                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)
                                                 (in thousands)
                                           Six Months Ended March 31,


                                                                                       2001                2000
                                                                                    -----------        ------------
Cash flows from operating activities:
Net income                                                                          $       408        $        542
     Adjustments to reconcile net income to net cash
     used in operating activities:
          Increase in loans held for sale                                                (2,098)             (1,142)
          Gain on sale of loans                                                            (216)               (128)
          (Decrease) increase in deferred loan income                                        (4)                 20
          Depreciation and amortization                                                     584                 629
          Provision for loan losses                                                         190                 100
          Gain on sale of other real estate owned                                          (222)                 --
          Decrease (increase) in accrued interest
          receivable                                                                         29                (222)
          Increase (decrease) in accrued interest payable                                    20                   3
          Increase (decrease) in other liabilities                                          (97)               (485)
          Increase in cash surrender value of life insurance                               (285)               (225)
          (Increase) decrease in other assets                                              (269)                443
                                                                                   -------------      -------------
                  Net cash used in operating activities                                  (1,960)               (465)


Cash flows from investing activities:
    Proceeds from maturity of available-for-sale
       securities                                                                        10,300               1,954
    Purchases of available-for-sale securities                                          (22,366)               (899)
    Net increase in loans made to customers                                              (3,497)             (3,465)
    Proceeds from sale of other real estate                                                 627                  10
    Purchase of cash surrender value life insurance                                      (1,500)               (900)
    Purchases of bank premises and equipment                                               (507)               (417)
                                                                                   -------------      -------------
                  Net cash used in investing activities                                 (16,943)             (3,717)


Cash flows from financing activities:
    Net increase in deposits                                                             28,035               5,606
    (Decrease) increase in other borrowings                                              (4,588)              4,047
    Dividends paid                                                                           --                 (73)
    Payment for fractional stock dividends                                                   (4)                 (1)
    Proceeds from issuance of common stock                                                   18                  85
                                                                                   -------------      -------------
                  Net cash provided by financing activities                              23,461               9,664

                  Net increase in cash and cash equivalents                               4,558               5,482
Cash and cash equivalents at beginning of period                                         21,024               9,409
                                                                                   -------------      -------------
Cash and cash equivalents at end of period                                          $    25,582        $     14,891
                                                                                   =============      =============
Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest payments                                                $      2,316               2,187
    Cash paid for taxes                                                            $        285                 491
    Loans transferred to other real estate owned                                   $         90                  --

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

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

                                 FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                Notes to Consolidated Financial Statements
                                    June 30, 2001 and December 31, 2000


(2) Weighted Average Shares Outstanding (continued)

    The following  table  provides a  reconciliation  of the numerator and  denominator  of the basic and diluted  earnings per share  computation of the three- and six-month  period ending June 30, 2001 and
    2000:


                                                            Income             Shares        Per-Share
         Three months ended June 30, 2001                (numerator)       (denominator)       Amount
         ------------------------------------------------------------------------------------------------
         Basic earnings per share                            $ 153,000          1,604,056          $ .10
         Effect of dilutive securities                               -             34,825              -
                                                         --------------    ---------------
         Diluted earnings per share                          $ 153,000          1,638,881          $ .09
                                                         ==============    ===============


                                                            Income             Shares        Per-Share
         Three months ended June 30, 2000                (numerator)       (denominator)       Amount
         ------------------------------------------------------------------------------------------------
         Basic earnings per share                            $ 196,000          1,592,638          $ .12
         Effect of dilutive securities                               -             39,923              -
                                                         --------------    ---------------
         Diluted earnings per share                          $ 196,000          1,632,561          $ .12
                                                         ==============    ===============


                                                            Income             Shares        Per-Share
         Six months ended June 30, 2001                  (numerator)       (denominator)       Amount
         ------------------------------------------------------------------------------------------------
         Basic earnings per share                            $ 408,000          1,603,130          $ .25
         Effect of dilutive securities                               -             36,003              -
                                                         --------------    ---------------
         Diluted earnings per share                          $ 408,000          1,639,133          $ .25
                                                         ==============    ===============


                                                            Income             Shares        Per-Share
         Six months ended June 30, 2000                  (numerator)        (denominator)      Amount
         ------------------------------------------------------------------------------------------------
         Basic earnings per share                            $ 542,000          1,588,564          $ .34
         Effect of dilutive securities                               -             41,029              -
                                                         --------------    ----------------
         Diluted earnings per share                          $ 542,000          1,629,593          $ .33
                                                         ==============    ================

(3) Allowance for Loan Losses

    The  following  summarizes  changes in the  allowance for loan losses for the six month periods ended
    June 30, 2001 and 2000 and the twelve month period ended December 31, 2000:

         (in thousands)                                         6/30/01          6/30/00         12/31/00
                                                           --------------    -------------    --------------
         Balance at beginning of period                      $   2,499              2,580          2,580
           Loans charged off                                      (163)               (23)          (246)
           Recoveries                                               15                 11             30
           Provisions charged to operations                        190                100            135
                                                           --------------    -------------    --------------
         Balance at end of period                            $   2,541              2,668          2,499
                                                           ==============    =============    ==============

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

(4) Basis of Presentation

         First Financial Bancorp is the holding company for Bank of Lodi, N.A. and Western Auxiliary Corporation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three and six months ended June 30, 2001 are not necessarily indicative of the results which may be expected for the year ended December 31, 2001. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 2000 Annual Report to Shareholders.

(5) Gain Or Loss On Sale Of Loans And Servicing Rights

         Effective April 1, 2001, the Company adopted FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, which supersedes and replaces the guidance in FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of Statement No. 125 without reconsideration. Statement No. 140 is effective for transfers of financial assets occurring after March 31, 2001; it is applied prospectively. The Company does not expect adoption of Statement No. 140 to have a material impact on the financial condition or operating results of the Company

(6) Impact Of Recently Issued Accounting Standards

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. The Company does not have any goodwill and intangible assets acquired in business combinations completed before July 1, 2001. The Company does not expect adoption of Statements No. 141 and 142 to have a material impact on the financial condition or operating results of the Company.

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

Changes in Financial Condition

Consolidated total assets at June 30, 2001 were approximately $209 million, which represents an increase of $23,932 thousand, or 12.9%, above the comparable level at December 31, 2000. The increase in total assets was directly attributable to a $28,035 thousand, or 17.3%, increase in total deposits combined with a $4,588 thousand, or 100.0%, decrease in short term borrowings as compared to December 31, 2000. The growth in deposits is primarily the result of a $6,644 thousand, or 7.9%, increase in demand deposit accounts, $2,416 thousand, or 9.1% increase in savings accounts and a $18,975 thousand, or 36.7% increase in Certificates of Deposit from December 31, 2000 to June 30, 2001, respectively. The increase in certificates of deposit resulted from the Company offering deposit rates at or slightly above the rates offered in its immediate market area, the intent of which was to attract new customers while providing funding for projected loan growth. In addition, the new certificates of deposit are from depositors in the local markets in which the Company operates and does not consist of brokered deposits.

Total gross loans increased $5,573 thousand, or 4.8%, from December 31, 2000 to June 30, 2001. The net increase in gross loans is primarily the result of increases of $4,495 thousand, or 33.6%, $2,314 thousand, or 179.1%, and $880 thousand, or 7.3%, in commercial loans, loans held for sale and construction loans, respectively, combined with a decrease of $1,142 thousand, or 2.6%, $880 thousand, or 5.2% in real estate loans and agricultural loans, respectively. During the first quarter of 2001, the Company opened a Small Business Administration ("SBA") loan production office in Folsom California, moving its operations for SBA loans from its Lodi office to the Folsom area.

The allowance for loan losses (the "allowance") is established through a provision for loan losses charged to expense. The allowance at June 30, 2001 was in excess of the December 31, 2000 allowance by $42 thousand, or 1.7%, as a result of a provision for $190 thousand and net charge offs totaling $148 thousand. This compares to a provision of $100 thousand for the first six months of 2000. The increased provision is a result of the general growth of the loan portfolio during the first six months of 2001 ($5.6 million, or 4.8%) exceeding the rate that occurred during the first six months of 2000 ($4.7million, or 4.2%). In addition, during the first six months of 2001, as a result of shortages of electrical power in California, the Company established a general reserve for possible loan losses that might occur as a result of the shortage of electrical power in California.

At June 30, 2001, nonperforming loans were $5,410 thousand, or 4.5% of gross loans outstanding. This compares to $5,655 thousand or 4.9% of gross loans outstanding at December 31, 2000. The allowance to nonperforming loan coverage ratio increased to 0.47 times at June 30, 2001 from 0.44 times at December 31, 2000. Total portfolio delinquency at June 30, 2001 was 5.2%, compared to 5.1% at December 31, 2000. Excluding the nonperforming loans, total portfolio delinquency at June 30, 2001 was $847 thousand, or 0.7% of gross loans, compared to $259 thousand, or 0.2% of gross loans at December 31, 2000.

Management continues to actively work to resolve the nonperforming loans, the majority of which are secured by real estate that, in the opinion of management, are well collateralized. Management believes that the allowance at June 30, 2001 is adequate to absorb known and reasonably estimated loan losses. However, there can be no assurances that future economic events may negatively impact the Bank's borrowers, thereby causing loan losses to exceed the current allowance.

Interest forgone or reversed on non-accrual loans during the first six months of 2001 totals approximately $332 thousand. For the second quarter of 2001, interest forgone on non-accrual loans totaled $179 thousand. The majority of the loans placed on nonaccrual were internally identified as classified assets as of December 31, 1999 and specific reserves for possible losses were established within the allowance as of December 31, 1999. Management continues to actively monitor the status of these nonperforming loans and as of June 30, 2001 did not believe any material increases to the specific reserves for these nonperforming loans as compared to December 31, 2000 was necessary. Management believes the allowance at June 30, 2001 is adequate to absorb loan losses inherent in the portfolio. However, there can be no assurances that future economic events may negatively impact the Bank's borrowers, thereby causing loan losses to exceed the current allowance.

The following tables depict activity in the allowance for loan losses and allocation of reserves as of and for the six months and year ended June 30, 2001 and December 31, 2000, respectively:

                                                   June 30,       December 31,
                                                    2001              2000
                                                 -----------      -----------
      Balance at beginning of period             $   2,499        $   2,580
         Charge-offs:
           Commercial                                 (140)            (201)
           Real estate                                   -               --
           Consumer                                    (23)             (45)
                                                 -----------      -----------
        Total charge-offs                             (163)            (246)
        Recoveries:
           Commercial                                    4               15
           Real estate                                   -               --
           Consumer                                     11               15
                                                 -----------      -----------
        Total recoveries                                15               30
                                                 -----------      -----------
      Net charge-offs                                 (148)            (216)
      Provision charged to operations                  190              135
                                                 -----------      -----------
      Balance at end of period                   $   2,541        $   2,499
                                                 ===========      ===========

Allocation of the Allowance for Loan Losses

                    -----------------------------  -----------------------------
                           June 30, 2001                 December 31, 2000
                    -----------------------------  -----------------------------
                        Amount                         Amount
Loan Category          (000's)       % of Loans       (000's)       % of Loans
------------------  -------------   -------------  -------------   -------------
Commercial              $  821           86.07%        $  879           86.46%
Real Estate                572           10.99%           594           10.41%
Consumer                     0            2.94%             1            3.13%
Unallocated              1,148              N/A         1,025              N/A
                        ------          -------        ------          -------
                        $2,541          100.00%        $2,499          100.00%
                        ======          =======        ======          =======


Investments

Investments consist of federal funds sold, investment securities and money market mutual funds. Investment securities increased $12,326 thousand, or 41.7%, from December 31, 2000 to June 30, 2001. In addition federal funds sold increased $1,726 thousand, or 17.1% from December 31, 2000 to June 30, 2001. The increase in investment securities and federal funds sold occurred as a result of increases in deposits outpacing the increase in loans during the first six months of 2001.

Equity

Consolidated equity increased $562 thousand from December 31, 2000 to June 30, 2001. Consolidated equity represented 8.14% and 8.89% of consolidated assets at June 30, 2001 and December 31, 2000, respectively. In addition to the earnings of $408 thousand, equity capital increased by $18 thousand from the exercise of stock options over the six months ended June 30, 2001 and $140 thousand to reflect the increase in the after-tax market value of the available-for-sale investment securities portfolio. The increase in the investment security portfolio's market value reflects the decrease in the level of market interest rates at June 30, 2001 compared to December 31, 2000. Year-to-date capital reductions totaled $4 thousand resulting from the cash payout for fractional shares as a result of the 5% stock dividend declared in May 2001. The total risk-based capital ratio for the Company's wholly owned subsidiary, Bank of Lodi was 11.30% at June 30, 2001 compared to 11.27% at December 31, 2000. The Bank's leverage capital ratio was 7.77% at June 30, 2001 versus 7.99% at December 31, 2000. The capital ratios are in excess of the regulatory minimums for a well-capitalized bank.

Changes in Results of Operations - Three and Six Months ended June 30, 2001

Summary of Earnings Performance

                                   ----------------------  ---------------------
                                      Three Months Ended      Six Months Ended
                                           June 30,                June 30,
                                   ----------------------  ---------------------
                                     2001         2000        2001        2000
                                   ----------  ----------  ----------  ---------
Earnings (in thousands)             $  153      $  196       $  408     $  542
Basic earnings per share            $ 0.10      $ 0.12       $ 0.25     $ 0.34
Diluted earnings per share          $ 0.09      $ 0.12       $ 0.25     $ 0.33
Return on average assets              0.30%       0.44%        0.42%      0.61%
Return on average equity              3.74%       5.48%        4.87%      7.69%
Dividend payout ratio                   --          --           --         --
Average equity to average assets      8.13%       7.96%        8.68%      7.92%


The Company reported net income of $153 thousand ($.09 per share, diluted) for the three months ended June 30, 2001, compared to $196 thousand ($.12 per share, diluted) for the same period in 2000. Net income for the six months ended June 30, 2001 was $408 thousand ($.25 per share, diluted) compared to $542 thousand ($.33 per share, diluted). The decrease in net income for the second quarter in 2001 when compared to the same period one year ago is due to an increase of $30 thousand in net interest income, a decrease of $65 thousand in the provision for loan losses, an increase of $129 thousand in non-interest income, an increase of $263 thousand in non-interest expense and a decrease of $4 thousand in the provision for income tax benefit. The increase in net income during the first six months of 2001 when compared to the same period in 2000 is due to an increase of $73 thousand in net interest income, an increase of $90 thousand in the provision for loan losses, an increase of $420 thousand in non-interest income, an increase of $589 thousand in non-interest expense and a decrease of $52 thousand in the provision for income tax.

Net Interest Income

The following tables provides a detailed analysis of the net interest spread and net interest margin for the periods indicated:

                              -------------------------------------------------------------------------------------------
                                                         For the Three Months Ended June 30,
                              -------------------------------------------------------------------------------------------
                                                 2001                                            2000
                              --------------------------------------------    -------------------------------------------
                                Average        Income/           Yield          Average           Income/          Yield
   Dollars In Thousands         Balance        Expense            (1)           Balance          Expense           (1)
                              ------------   -------------    ----------      -----------     ------------    -----------
Earning Assets:
Investment securities
(1)(2)                       $     45,077   $         542        4.82%       $    34,988     $        557         6.39%

Federal funds sold                 18,089             196        4.35%             3,587               64         7.16%

Loans (2)(3)                      117,868           2,645        9.00%           115,062            2,657         9.26%
                              ------------   -------------    ----------      -----------     ------------    -----------
                             $    181,034   $       3,383        7.50%       $   153,637     $      3,278         8.56%
                              ============   =============    ==========      ===========     ============    ===========
Liabilities:

Non-interest bearing
deposits                     $     24,572   $          --           --       $    19,869     $         --           --

Savings, money market, &
NOW deposits                       90,391             325        1.44%            83,404              332         1.60%

Time deposits                      67,643             904        5.36%            55,538              729         5.26%

Other borrowings                       78               1        5.14%             5,583               94         6.78%
                              ------------   -------------    ----------      -----------     ------------    -----------
Total Liabilities            $    182,684   $       1,230        2.70%       $   164,394     $      1,155         2.82%
                              ============   =============    ==========      ===========     ============    ===========
Net Interest Spread                                              4.79%                                            5.74%
                                                              ==========                                      ===========

                              -------------------------------------------------------------------------------------------
                                 Earning         Income                         Earning         Income
                                 Assets        (Expense)         Yield          Assets         (Expense)         Yield
                              ------------   -------------    ----------      -----------     ------------    -----------
Yield on average             $    181,034   $       3,383        7.50%       $   153,637     $      3,278         8.56%
earning assets

Cost of funding average
earning assets               $    181,034          (1,230)      (2.73)%      $   153,637          ( 1,155)       (3.02)%
                                             -------------    ----------                      ------------    -----------
Net Interest Margin          $    181,034   $       2,153        4.77%       $   153,637     $      2,123         5.54%
                                             =============    ==========                      ============    ===========

          (1)  Held for period annualized on actual number of days in period and based on a 365-day year.
          (2)  Income on tax-exempt securities has not been adjusted to a tax equivalent basis.
          (3)  Nonaccrual loans are included in the loan totals for each period;  however,  only collected interest on such loans is included in interest income.


                              -------------------------------------------------------------------------------------------
                                                            For the Six Months Ended June 30,
                              -------------------------------------------------------------------------------------------
                                                   2001                                            2000
                              --------------------------------------------    -------------------------------------------
                                 Average        Income/         Yield           Average          Income/          Yield
   Dollars In Thousands          Balance        Expense          (1)            Balance         Expense            (1)
                              ------------   -------------    ----------      -----------     ------------    -----------
Earning Assets:

Investment securities
(1)(2)                       $     29,355   $         986        6.77%       $    35,547     $      1,147         6.47%
Federal funds sold                 15,569             377        4.88%             3,232              106         6.58%
Loans (2)(3)                     116,371           5,330        9.24%           113,153            5,221         9.25%
                              ------------   -------------    ----------      -----------     ------------    -----------
                             $    161,295   $       6,693        8.37%       $   151,932     $      6,474         8.55%
                              ============   =============    ==========      ===========     ============    ===========
Liabilities:

Non-interest bearing
deposits                     $     23,464   $          --          --        $    19,597     $         --            --

Savings, money market, &
NOW deposits                       88,552             667        1.52%            83,612              667         1.60%

Time deposits                      61,617           1,665        5.45%            53,713            1,349         5.03%

Other borrowings                      140               4        5.76%             5,583              174         6.25%
                              ------------   -------------    ----------      -----------     ------------    -----------
Total Liabilities            $    173,773   $       2,336        2.71%       $   162,505     $      2,190         2.70%
                              ============   =============    ==========      ===========     ============    ===========
Net Interest Spread                                              5.66%                                            5.84%
                                                              ==========                                      ===========

                              -------------------------------------------------------------------------------------------
                                  Earning           Income                        Earning         Income
                                  Assets          (Expense)         Yield         Assets         (Expense)        Yield
                              ------------   -------------    ----------      -----------     ------------    -----------
Yield on average earning     $    161,295   $       6,693        8.37%       $   151,932     $      6,474         8.55%
assets

Cost of funding average
earning assets               $    161,295   $      (2,336)      (2.92)%      $   151,932     $     (2,190)       (2.89)%
                                             -------------    ----------                      ------------    -----------
Net Interest Margin          $    161,295   $       4,357        5.45%       $   151,932     $      4,284         5.66%
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

Interest income for the second quarter of 2001 increased by $105 thousand, or 3.2%, over the same quarter of 2000. The net interest margin of 4.77% for the second quarter of 2001 decreased from 5.54% for the second quarter of 2000. For the first six months of 2001, interest income increased by $219 thousand, or 3.4%, over the same period one year ago. The net interest margin of 5.45% for the first six months of 2001 decreased from 5.66% over the same period one year ago. Improvement in interest income was the result of the higher volume of loans combined with an increase in total earning assets. Conversely, the decline in the net interest margin resulted primarily from the impact of increases in deposits being invested in securities and federal funds sold during a lower interest rate environment that existed during the second quarter and first half of 2001 as compared to that which existed during the second quarter and first half of 2000.

Average loans for the three months ended June 30, 2001 increased by $2,806 thousand, or 2.4% compared to the prior year quarter. For the first six months of 2001, average loans increased $3,218 thousand, or 2.8%, compared to the first six months of 2001. This increase has been the result of the Bank's efforts to increase total loans. Average deposits for the three months ended June 30, 2001 increased by $23,795 thousand, or 15.0%, compared to the prior year quarter. The average rate paid on savings, money market and NOW accounts decreased from 1.60% in the second quarter of 2000 to 1.44% for the second quarter of 2001. The average rate paid on certificates of deposits increased, from 5.26% for the second quarter of 2000 to 5.36% for the same quarter of 2001. For the first six months of 2001, average deposits increased $16,711 thousand, or 10.6%, compared to the first six months of 2001. The average rate paid on savings, money market and NOW accounts was 1.52% compared to 1.60% for 2000. The average rate paid on certificates of deposit was 5.76% compared to 6.25% for 2000.

Average non-interest bearing deposits have kept pace with the growth in interest bearing deposits from a year ago and make up 14% of average total deposits both for the second quarter and for the first six months of 2001. This has helped to keep down the cost of funding earning assets. Average certificates of deposit for the second quarter and the first six months of 2001 were 37% and 36% of average deposits, respectively, compared to 35% and 34% for the same periods of 2000.

Provision for Loan Losses

The provision for loan losses for the three and six months ended June 30, 2001 was $0 and $190 thousand compared with $65 thousand and $100 thousand for the three and six months ended June 30, 2000. The year-to-date increase is consistent with the increase in the growth rate of gross loans during the first six months of 2001 as compared to the first six months of 2000. Also see "Allowance for Loan Losses" contained herein.

Non-interest Income

Non-interest income for the second quarter of 2001 increased by $129 thousand, or 20.5%, over the same period last year. For the first six months of 2001, non-interest income increased $420 thousand, or 32.5%, compared to the first six months of 2000.

Service charge income for the second quarter increased by $44 thousand, or 13.4%, compared to the same quarter of 2000. For the first six months of 2001, service charge income increased $62 thousand, or 9.6%, compared to the first six months of 2000. The increases are consistent with the growth in average interest bearing demand deposits and savings accounts combined with strategic initiatives regarding pricing and improved services which were implemented during the second half of 2000.

Income from the premiums and fees from SBA and mortgage operations increased $66 thousand, or 48.2%, compared to the prior year second quarter. For the first six months of 2001, premiums and fees from SBA and mortgage operations increased $93 thousand, or 28.4%, compared to the first six months of 2000. The increase in income is a result of increases in total volumes of loans generated and sold, particularly in the area of mortgage loans. The increase in mortgage loan activity is attributable to the decline in mortgage lending interest rates that has resulted in an increase in the origination of new loans in addition to increased refinancing activity of existing loans.

Non-interest Expenses

Non-interest expenses increased by $263 thousand, or 10.4%, compared to the prior year quarter. For the first six months of 2001, non-interest expense increased $589 thousand, or 12.1%, compared to the first six months of 2000. The increase in non-interest expense results primarily from increases in salary and benefits, occupancy and equipment combined with decreases in consulting, marketing and problem loan resolution.

For the second quarter, salary and employee benefits expense increased $277 thousand, or 24.8%, occupancy expense increased $73 thousand, or 27.9%, equipment expense increased $14 thousand, or 10.7% while consulting expenses decreased $63 thousand, or 74.1%, marketing expenses decreased $14 thousand, or 12.2%, and problem loan resolution expenses decreased $78 thousand, or 88.6%, compared to the prior year.

Year to date, salary and employee benefits expense increased $564 thousand, or 25.2%, occupancy expense increased 93 thousand, or 20.1%, equipment expense increased $66 thousand, or 21.3% while consulting expenses decreased $83 thousand, or 50.3%, marketing expenses decreased $72 thousand, or 29.1%, and problem loan resolution expenses decreased $61 thousand, or 66.3%, compared to the prior year.

Salary and employee benefits expense increased as a result of the addition of certain staffing positions combined with general merit increases in salaries and increased employee benefit costs. The increase in occupancy and equipment expenses occurred primarily as a result of the addition of the Folsom SBA lending office and the relocation of the branch in Folsom, combined with other general upgrades in equipment and technology. The consulting expenses have related  primarily to matters  engaged and completed  during 2000  regarding the enhancement of noninterest income, personnel and employee benefits and improvements in technology. The marketing expenses relate to increased efforts during 2000 to expand the Bank's market share through the use of television and radio. While the Bank continues an active marketing campaign, the frequency of television and radio advertising was decreased during 2001. Problem loan resolution costs declined during 2001 as compared to 2000 as a result of specific collection and collateral maintenance requirements incurred during 2000 which were not incurred during 2001.

Liquidity

The Company's primary source of liquidity is dividends from the Bank. The Company's primary uses of liquidity are associated with dividend payments made to the shareholders, and operating expenses.

The Bank's liquidity is managed on a daily basis by maintaining cash, federal funds sold, and short-term investments at levels commensurate with the estimated requirements for loan demand and fluctuations in deposits. Loan demand and deposit fluctuations are affected by a number of factors, including economic conditions, seasonality of the borrowing and deposit bases, and the general level of interest rates. The Bank maintains three lines of credit with correspondent banks as a supplemental source of short-term liquidity in the event that saleable investment securities and loans or available new deposits are not adequate to meet liquidity needs. The Bank has also established reverse repurchase agreements with two brokerage firms which allow for short term borrowings that are secured by the Bank's investment securities. Furthermore, the Bank may also borrow on a short-term basis from the Federal Reserve in the event that other liquidity sources are not adequate.

At June 30, 2001 liquidity was considered adequate, and funds available in the local deposit market and scheduled maturities of investments are considered sufficient to meet long-term liquidity needs. Compared to 2000 liquidity increased in 2001 as a result of the growth in deposit portfolio combined the sales and maturities of available-for-sale investment securities.

Basis of Presentation

First Financial Bancorp is the holding company for Bank of Lodi, N.A. and Western Auxiliary Corporation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three and six months ended June 30, 2001 are not necessarily indicative of the results which may be expected for the year ended December 31, 2001. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 2000 Annual Report to Shareholders.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While there are several varieties of market risk, the market risk material to the Company and the Bank is interest rate risk. Within the context of interest rate risk, market risk is the risk of loss due to changes in market interest rates that have an adverse effect on net interest income, earnings, capital or the fair value of financial instruments. Exposure to this type of risk is a regular part of a financial institution's operations. The fundamental activities of making loans, purchasing investment securities, and accepting deposits inherently involve exposure to interest rate risk. The Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. As of and for the six months ended June 30, 2001, there were no material changes in the market risk profile of the Company or the Bank as described in the Company's 2000 Form 10-K.

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

             Not Applicable

ITEM 5.      OTHER INFORMATION

             Not Applicable

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits

       (b)   Reports on Form 8-K

               Form 8-K dated June 27, 2001 announcing Shareholder's Rights Plan

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                FIRST FINANCIAL BANCORP




Date: August 13, 2001                           /s/ Allen R. Christenson
                                                ------------------------
                                                Allen R. Christenson
                                                Senior Vice President
                                                Chief Financial Officer