Form 10-Q
period 2001-09-30
FIRST FINANCIAL BANCORP /CA/
filed 2001-11-14
CIK 729502

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended September 30, 2001

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

                               [ X ] Yes    [   ] No

         As of November 1, 2001 there were 1,614,300 shares of Common Stock, no par value, outstanding.

================================================================================

                             FIRST FINANCIAL BANCORP

                                    FORM 10-Q

         FOR THE QUARTER AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001
                                TABLE OF CONTENTS
                                                                                         Page
                                                                                         ----
                               PART I

Item 1.     Consolidated Financial Statements and Notes to Consolidated
            Financial Statements ......................................................    1

Item 2.     Management's Discussion  and Analysis of Financial Condition and
            Results of Operations .....................................................    9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk ................   17

                               PART II

Item 1.     Legal Proceedings .........................................................   17

Item 2.     Changes in Securities .....................................................   17

Item 3.     Defaults Upon Senior Securities ...........................................   17

Item 4.     Submission of Matters to a Vote of Security Holders .......................   17

Item 5.     Other Information .........................................................   17

Item 6.     Exhibits and Reports on Form 8-K ..........................................   17

ITEM 1. FINANCIAL STATEMENTS

                                FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                       Consolidated Balance Sheets
                                               (Unaudited)
                                   (in thousands except share amounts)
                                                                           September 30,      December 31,
Assets                                                                         2001              2000
------                                                                       --------          --------
Cash and due from banks                                                      $ 14,654          $ 10,909
Federal funds sold and securities purchased under resale agreements             2,344            10,115
Investment securities available for sale, at fair value                        39,701            29,560
Loans held for sale                                                             3,864             1,292

Loans, net of deferred loan fees                                              127,783           113,292
Less allowance for loan losses                                                  2,572             2,499
                                                                             --------          --------
  Net loans                                                                   125,211           110,793

Premises and equipment, net                                                     7,073             7,002
Accrued interest receivable                                                     1,342             1,447
Other assets                                                                   16,945            13,946
                                                                             --------          --------
        Total Assets                                                         $211,134          $185,064
                                                                             ========          ========
Liabilities and Stockholders' Equity

Liabilities:
  Deposits
    Noninterest bearing                                                      $ 26,317          $ 24,223
    Interest bearing                                                          164,929           138,038
                                                                             --------          --------
        Total deposits                                                        191,246           162,261


Accrued interest payable                                                          330               316
Short term borrowings                                                            --               4,588
Other liabilities                                                               1,996             1,445
                                                                             --------          --------
        Total liabilities                                                     193,572           168,610

Stockholders' equity:
Common stock - no par value; authorized
  9,000,000 shares, issued and outstanding
  in 2001 and 2000, 1,614,300 and 1,526,063,
  respectively                                                                 10,143             9,338
Retained earnings                                                               6,840             6,831
Accumulated other comprehensive income                                            579               285
                                                                             --------          --------
        Total stockholders' equity                                             17,562            16,454
                                                                             --------          --------
                                                                             $211,134          $185,064
                                                                             ========          ========

See accompanying notes.

                                  FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                      Consolidated Statements of Income
                                                 (Unaudited)
                                  (in thousands, except per share amounts)
                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                     September 30,
                                                         ------------------------          -------------------------
                                                          2001              2000             2001             2000
                                                         -------          -------          -------          -------
Interest income:
    Loans, including fees                                $ 2,892          $ 2,737          $ 8,222          $ 7,958
    Investment securities:
       Taxable                                               549              417            1,397            1,287
       Exempt from federal taxes                              58              133              196              410
    Federal funds sold                                        64               83              441              189
                                                         -------          -------          -------          -------
            Total interest income                          3,563            3,370           10,256            9,844

Interest expense:
    Deposit accounts                                       1,185            1,083            3,517            3,099
    Short term borrowings                                      1              142                5              316
                                                         -------          -------          -------          -------
            Total interest expense                         1,186            1,225            3,522            3,415
                                                         -------          -------          -------          -------
        Net interest income                                2,377            2,145            6,734            6,429

Provision for loan losses                                     55               35              245              135
                                                         -------          -------          -------          -------
        Net interest income after provision for
           loan losses                                     2,322            2,110            6,489            6,294
                                                         -------          -------          -------          -------
Non-interest income:
     Gain on sale of investment securities
         available for sale                                  267             --                267             --
     Gain on sale of other real estate                      --               --                222             --
     Service charges                                         346              313            1,052              957
     Premiums and fees from SBA and mortgage
         operations                                          201              155              621              482
     Miscellaneous                                           216              170              579              490
                                                         -------          -------          -------          -------
        Total non-interest income                          1,030              638            2,741            1,929

Non-interest expense:
     Salaries and employee benefits                        1,508            1,119            4,309            3,356
     Occupancy                                               140              155              696              618
     Equipment                                               345              262              721              572
     Other                                                   940              935            2,654            2,783
                                                         -------          -------          -------          -------
        Total non-interest expense                         2,933            2,471            8,380            7,329
                                                         -------          -------          -------          -------

Income before provision for income taxes                     419              277              850              894
Provision for income taxes                                    97               30              120              105
                                                         -------          -------          -------          -------
        Net income                                       $   322          $   247          $   730          $   789
                                                         =======          =======          =======          =======
Earnings per share:
         Basic                                           $  0.20          $  0.16          $  0.45          $  0.50
                                                         =======          =======          =======          =======
         Diluted                                         $  0.19          $  0.15          $  0.44          $  0.48
                                                         =======          =======          =======          =======

See accompanying notes.

                                  FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                  Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                                 (Unaudited)
                                     (in thousands except share amounts)
Nine Months Ended September 30, 2001
                                                                                           Accumulated
                                        Common       Common                                   Other
                                         Stock        Stock     Comprehensive   Retained  Comprehensive
            Description                 Shares       Amounts        Income      Earnings     Income           Total
------------------------------------- ------------ ---------    -------------   --------  -------------   ----------
Balance at December 31, 2000            1,526,063   $  9,338                      6,831             285       16,454

Comprehensive income:
   Net income                                                     $       730       730                          730
                                                                -------------
   Other comprehensive income:
      Unrealized holding gains
      arising during the current
      period, net of tax
      effect of $213                                                      294
                                                                -------------
          Total other comprehensive
            income                                                        294                       294          294
                                                                -------------
   Comprehensive income                                           $     1,024
                                                                =============
Options exercised                          12,392         88                                                      88
Stock dividend                             75,845        717                       (717)
Cash in lieu of stock dividend                                                       (4)                          (4)
                                      -----------  ---------                    -------   -------------   ----------
Balance at September 30, 2001           1,614,300   $ 10,143                      6,840             579       17,562
                                      ===========  =========                    =======   =============   ==========


Nine Months Ended September 30, 2000

                                                                                           Accumulated
                                        Common       Common                                   Other
                                         Stock        Stock     Comprehensive   Retained  Comprehensive
            Description                 Shares       Amounts        Income      Earnings      Loss           Total
------------------------------------- -----------  ---------    -------------   -------   -------------   ----------
Balance at December 31, 1999            1,433,734   $  8,433                      6,354            (266)      14,521

Comprehensive income:
   Net income                                                     $       789       789                          789
                                                                -------------
   Other comprehensive income:
      Unrealized holding gains
      arising during the current
      period, net of tax effect of $208                                   288
                                                                -------------
          Total other comprehensive
             income                                                       288                       288          288
                                                                -------------
   Comprehensive income                                           $     1,077
                                                                =============
Options exercised                          12,184         90                                                      90
Stock dividend                             71,764        732                       (732)
Cash dividend                                                                       (74)                         (74)
                                      -----------  ---------                    -------   -------------   ----------
Balance at September 30, 2000           1,517,682   $  9,255                      6,337              22       15,614
                                      ===========  =========                    =======   =============   ==========

See accompanying notes.

                                         FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                           Consolidated Statements of Cash Flows
                                                        (Unaudited)
                                                      (in thousands)
                                              Nine Months Ended September 30,
                                                                                      2001               2000
                                                                                    --------           --------
Cash flows from operating activities:
Net income                                                                          $    730           $    789
     Adjustments  to  reconcile  net  income to net cash
       (used in)  provided  by operating activities:
          (Increase) decrease in loans held for sale                                  (2,188)               476
          Gain on sale of loans                                                         (384)              (207)
          Increase in deferred loan income                                               129                 63
          Depreciation and amortization                                                  970                605
          Provision for loan losses                                                      245                135
          Gain on sale of investment securities
              available for sale                                                        (267)              --
          Gain on sale of other real estate owned                                       (222)              --
          Decrease (increase) in accrued interest receivable                             105                (37)
          Increase (decrease) in accrued interest payable                                 14                 (6)
          Increase (decrease) in other liabilities                                       551               (421)
          Increase in cash surrender value of life insurance                            (429)              (342)
          Increase in other assets                                                      (701)              (191)
                                                                                    --------           --------
                  Net cash (used in) provided by
                  operating activities                                                (1,447)               864

Cash flows from investing activities:
    Proceeds from maturity of available for sale securities                           15,034              3,835
    Proceeds from sale of available for sale securities                                3,578               --
    Purchases of available for sale securities                                       (28,040)              (901)
    Net increase in loans made to customers                                          (15,408)            (3,818)
    Proceeds from sale of other real estate                                              627                 10
    Purchase of cash surrender value life insurance                                   (2,000)              (900)
    Purchases of bank premises and equipment                                            (851)              (578)
                                                                                    --------           --------
                  Net cash used in investing activities                              (27,060)            (2,352)

Cash flows from financing activities:
    Net increase (decrease) in deposits                                               28,985             (1,706)
    (Decrease) increase in other borrowings                                           (4,588)             5,467
    Dividends paid                                                                      --                  (74)
    Payment for fractional stock dividends                                                (4)              --
    Proceeds from issuance of common stock                                                88                 90
                                                                                    --------           --------
                  Net cash provided by financing activities                           24,481              3,777

                  Net (decrease) increase in cash and cash
                  equivalents                                                         (4,026)             2,289
Cash and cash equivalents at beginning of period                                      21,024              9,409
                                                                                    --------           --------
Cash and cash equivalents at end of period                                          $ 16,998           $ 11,698
                                                                                    ========           ========
Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest payments                                                 $  3,508              3,421
    Cash paid for taxes                                                             $    417                560
    Loans transferred to other real estate owned                                    $    616                405
    Stock dividend                                                                  $    717                732

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

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

     Certain amounts in prior year's presentations have been reclassified to conform with the current presentation. These reclassification have no effect on previously reported income.

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

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


(2) Weighted Average Shares Outstanding (continued)

     The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three- and nine-month periods ending September 30, 2001 and 2000:

                                                            Income             Shares       Per-Share
         Three months ended September 30, 2001           (numerator)       (denominator)      Amount
         ---------------------------------------------- ---------------  --------------- --------------
         Basic earnings per share                            $ 322,000        1,614,300         $ 0.20
         Effect of dilutive securities                               -           38,537              -
                                                        ---------------  ---------------
         Diluted earnings per share                          $ 322,000        1,652,837         $ 0.19
                                                        ===============  ===============

                                                            Income           Shares         Per-Share
         Three months ended September 30, 2000           (numerator)     (denominator)        Amount
         ---------------------------------------------- ---------------  ---------------  --------------
         Basic earnings per share                            $ 247,000        1,592,638         $ 0.16
         Effect of dilutive securities                               -           38,764              -
                                                        ---------------  ---------------
         Diluted earnings per share                          $ 247,000        1,631,402         $ 0.15
                                                        ===============  ===============

                                                            Income           Shares         Per-Share
         Nine months ended September 30, 2001            (numerator)     (denominator)        Amount
         ---------------------------------------------- ---------------  ---------------  --------------
         Basic earnings per share                            $ 730,000        1,607,178         $ 0.45
         Effect of dilutive securities                               -           37,562              -
                                                        ---------------  ---------------
         Diluted earnings per share                          $ 730,000        1,644,740         $ 0.44
                                                        ===============  ===============

                                                            Income           Shares         Per-Share
         Nine months ended September 30, 2000            (numerator)      (denominator)       Amount
         ---------------------------------------------- ---------------  ---------------   -------------
         Basic earnings per share                            $ 789,000         1,589,932        $ 0.50
         Effect of dilutive securities                               -            41,302             -
                                                        ---------------  ---------------
         Diluted earnings per share                          $ 789,000         1,631,234        $ 0.48
                                                        ===============  ===============

(3) Allowance for Loan Losses

         The following summarizes changes in the allowance for loan losses for the nine month periods ended September 30, 2001 and 2000 and the twelve month period ended December 31, 2000:

(in thousands)                           9/30/01        9/30/00        12/31/00
                                         -------        -------        -------
Balance at beginning of period           $ 2,499          2,580          2,580
  Loans charged off                         (194)          (171)          (246)
  Recoveries                                  22             21             30
  Provisions charged to operations           245            135            135
                                         -------        -------        -------
Balance at end of period                 $ 2,572          2,565          2,499
                                         =======        =======        =======

                   FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


(4) Basis of Presentation

         First Financial Bancorp is the holding company for Bank of Lodi, N.A. and Western Auxiliary Corporation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results which may be expected for the year ended December 31, 2001. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 2000 Annual Report to Shareholders.

(5) Gain Or Loss On Sale Of Loans And Servicing Rights

         Effective April 1, 2001, the Company adopted FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, which supersedes and replaces the guidance in FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of Statement No. 125 without reconsideration. FASB Technical Bulletin No. 01-1 delays the effective date for the isolation standards and related guidance under Statement No. 140 to transfers of financial assets by affected entities occurring after December 31, 2001, instead of March 31, 2001. The Company does not expect adoption of Statement No. 140 to have a material impact on the financial condition or operating results of the Company.

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

         The Company adopted the provisions of Statement 141 on July 1, 2001 and is required to adopt Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142. The Company does not have any goodwill and intangible assets acquired in business combinations completed before July 1, 2001. The Company does not expect adoption of Statements No. 141 and 142 to have a material impact on the financial condition or operating results of the Company.

                   FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


         The Financial Accounting Standards Board (FASB) recently issued Statement No. 143, Accounting for Asset Retirement Obligations in
         August 2001. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

         As a result, FASB Statement No. 143 applies to all entities that have legal obligations associated with the retirement of long-lived tangible assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppels.

         Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Enterprises are required to adopt Statement No. 143 for fiscal years beginning after June 15, 2002. Early adoption is encouraged. The Company is in process of determining what effect, if any, adoption of Statement No. 143 will have on the financial condition or operating results of the Company.

         On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.

         Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of
         Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. The statement is required to be adopted for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early adoption is encouraged. The Company does not expect adoption of Statement No. 144 to have a material impact on the financial condition or operating results of the Company.

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

The following discussion addresses information pertaining to the financial condition and results of operations of the Company that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 1 through 8, as well as other information presented throughout this report.

Changes in Financial Condition

Consolidated total assets at September 30, 2001 were approximately $211 million, which represents an increase of $26,070 thousand, or 14.1%, above the comparable level at December 31, 2000. The increase in total assets was directly attributable to a $28,985 thousand, or 17.9%, increase in total deposits combined with a $4,588 thousand, or 100.0%, decrease in short term borrowings as compared to December 31, 2000. The growth in deposits is the result of a $2,094 thousand, or 8.6%, increase in demand deposit accounts, $4,101 thousand, or 9.3% increase in NOW accounts, $273 thousand, or 1.8% decrease in money market accounts, $3,007 thousand, or 11.3% increase in savings accounts and a $20,056 thousand, or 38.8% increase in Certificates of Deposit from December 31, 2000 to September 30, 2001, respectively. The increase in certificates of deposit resulted from the Company offering deposit rates at or slightly above the rates offered in its immediate market area, the intent of which was to attract new customers while providing funding for projected loan growth. In addition, the new certificates of deposit are from depositors in the local markets in which the Company operates and does not consist of brokered deposits.

Total gross loans increased $17,192 thousand, or 14.9%, from December 31, 2000 to September 30, 2001. The net increase in gross loans is the result of a $5,445 thousand, or 12.4% increase in real estate loans, $5,278 thousand, or 39.4% increase in commercial loans, $4,094 thousand, or 17.2% increase in SBA loans, $2,572 thousand, or 199.1% increase in loans held for sale, $210 thousand, or 1.8% increase in construction loans, $223 thousand, or 1.3% decrease in agricultural loans and a $184 thousand, or 5.1% decrease in consumer loans. During the first quarter of 2001, the Company opened a Small Business Administration ("SBA") loan production office in Folsom California, moving its operations for SBA loans from its Lodi office to the Folsom area.

The allowance for loan losses (the "allowance") is established through a provision for loan losses charged to expense. The allowance at September 30, 2001 represented 1.94% of gross loans and was in excess of the December 31, 2000 allowance by $73 thousand, or 2.9%, as a result of a provision for $245 thousand and net charge offs totaling $172 thousand. This compares to a provision of $135 thousand and net charge offs totaling $150 thousand for the first nine months of 2000. The increased provision resulted primarily from three events; increases in loan growth and the potential for declines in the economy combined with the resolution of several nonperforming loans. The loan portfolio during the first nine months of 2001 increased $17,192 thousand, or 14.9%, exceeding the rate that occurred during the first nine months of 2000 ($3,336 thousand, or 3.0%). In addition, during 2001, management became increasingly concerned over the potential for possible declines in the credit quality of its borrowers resulting from declines in the national economy. Furthermore, the Company eliminated several nonperforming loans during the year without sustaining substantial charge off activity.

At September 30, 2001, nonperforming loans were $4,412 thousand, or 3.3% of gross loans outstanding. This compares to $5,655 thousand or 4.9% of gross loans outstanding at December 31, 2000. At September 30, 2000 the Company reported nonperforming loans totaling $7,731 thousand, or 6.7% of gross loans. Subsequent to September 30, 2000, the Company reduced nonperforming loans by $3,319 thousand or 42.9%. Additionally, during the first nine months of 2001, the resolution of the nonperforming loans resulted in the Company realizing $251 thousand in previously forgone interest income.

At September 30, 2001, the Company has a total of 30 nonperforming loans. Some of the nonperforming loans are guaranteed by government agencies, including the SBA. The Company is in the process of liquidating some of the nonperforming loans and expects to receive payments totaling $454 thousand from the government agencies. The Company has two loans to one borrower which total approximately 26% of total nonperforming loans and are secured by real estate. In addition, nonperforming loans with outstanding balances ranging from $250 thousand to $600 thousand total approximately 43% of total nonperforming loans, loans with balances ranging from $100 thousand to $250 thousand total 20% of total nonperforming loans and loans with balances below $100 thousand total 11% of total nonperforming loans. Management continues to actively work to resolve the nonperforming loans, the majority of which are secured by real estate and, in the opinion of management, are well collateralized. In several instances, the Company is continuing to receive payments from the borrowers and has elected to apply all payments received to the reduction of principal.

The allowance to nonperforming loan coverage ratio increased to 0.58 times at September 30, 2001 from 0.44 times at December 31, 2000. Total portfolio delinquency at September 30, 2001 was 5.3%, compared to 5.1% at December 31, 2000. Excluding the nonperforming loans, total portfolio delinquency at September 30, 2001 was $2,545 thousand, or 1.9% of gross loans, compared to $259 thousand, or 0.2% of gross loans at December 31, 2000. At September 30, 2001 loans past due 30 to 59 days totaled $1,288, or 0.97% of gross loans and was comprised of 13 loans and loans past due 60 to 89 days totaled $1,257 thousand, or 0.95% of gross loans and was comprised of 5 loans.

Interest forgone or reversed on non-accrual loans during the first nine months of 2001 totals approximately $463 thousand. For the third quarter of 2001, interest forgone on nonaccrual loans totaled $131 thousand. The majority of the loans placed on nonaccrual were internally identified as classified assets as of December 31, 1999 and specific reserves for possible losses were established within the allowance as of December 31, 1999. Management continues to actively monitor the status of these nonperforming loans and as of September 30, 2001 does not believe any material increases to the specific reserves for these nonperforming loans as compared to December 31, 2000 was necessary.

Management believes the allowance at September 30, 2001 is adequate to absorb loan losses inherent in the portfolio. However, there can be no assurances that future economic events may negatively impact the Bank's borrowers, thereby causing loan losses to exceed the current allowance.

The following tables depict activity in the allowance for loan losses and allocation of reserves as of and for the nine months and year ended September 30, 2001 and December 31, 2000, respectively:

                                      September 30,      December 31,
                                          2001               2000
                                         -------           -------
Balance at beginning of period           $ 2,499           $ 2,580
   Charge-offs:
     Commercial                             (168)             (201)
     Real estate                            --                --
     Consumer                                (26)              (45)
                                         -------           -------
  Total charge-offs                         (194)             (246)
  Recoveries:
     Commercial                                8                15
     Real estate                            --                --
     Consumer                                 14                15
                                         -------           -------
  Total recoveries                            22                30
                                         -------           -------
Net charge-offs                             (172)             (216)
Provision charged to operations              245               135
                                         -------           -------
Balance at end of period                 $ 2,572           $ 2,499
                                         =======           =======

Allocation of the Allowance for Loan Losses

                     -----------------------           ----------------------
                       September 30, 2001                December 31, 2000
                     -----------------------           ---------------------
                     Amount           % of             Amount         % of
Loan Category        (000's)          Loans            (000's)        Loans
                     ------           ------           ------       -------
Commercial           $  911            87.84%          $  879        86.46%
Real Estate             506             9.49%             594        10.41%
Consumer                  2             2.67%               1         3.13%
Unallocated           1,153              N/A            1,025         N/A
                     ------           ------           ------       -------
                     $2,572           100.00%          $2,499       100.00%
                     ======           ======           ======       =======


Investments

Investments consist of federal funds sold, investment securities and money market mutual funds. Investment securities increased $10,141 thousand, or 34.3%, from December 31, 2000 to September 30, 2001. In addition federal funds sold decreased $7,771 thousand, or 76.8% from December 31, 2000 to September 30, 2001. The increase in investment securities resulted primarily from the conversion of federal funds sold to investment securities. The purchases of investment securities during 2001 consisted primarily of mortgage backed securities with short average lives that are intended to provide the Company with investment income in excess of federal funds rates while providing a continuing cash flow stream for use in funding new loan growth.

Other Assets

Other Assets increased $2,999 thousand, or 21.5%, from December 31, 2000 to September 30, 2001. The increase is attributable primarily to an increase of $2,429 in the cash surrender value of life insurance. The cash surrender value of life insurance consists primarily of the Bank's contractual rights under single-premium life insurance policies written on the lives of certain officers and the directors of the Company and the Bank. The policies were purchased in order to indirectly offset anticipated costs of certain benefits payable upon the retirement, and the death or disability of the directors and officers pursuant to deferred compensation agreements. The cash surrender value accumulates tax-free based upon each policy's crediting rate which is adjusted by the insurance company on an annual basis.

Equity

Consolidated equity increased $1,108 thousand from December 31, 2000 to September 30, 2001. Consolidated equity represented 8.32% and 8.89% of consolidated assets at September 30, 2001 and December 31, 2000, respectively. In addition to the year to date earnings of $730 thousand, equity capital increased by $88 thousand from the exercise of stock options over the nine months ended September 30, 2001 and $294 thousand to reflect the increase in the after-tax market value of the available for sale investment securities portfolio. The increase in the investment security portfolio's market value reflects the decrease in the level of market interest rates at September 30, 2001 compared to December 31, 2000. Year-to-date capital reductions totaled $4 thousand resulting from the cash payout for fractional shares as a result of the 5% stock dividend declared in May 2001. The total risk-based capital ratio for the Company's wholly owned subsidiary, Bank of Lodi was 10.56% at September 30, 2001 compared to 11.27% at December 31, 2000. The Bank's leverage capital ratio was 7.61% at September 30, 2001 versus 7.99% at December 31, 2000. The capital ratios are in excess of the regulatory minimums for a well-capitalized bank.

Changes in Results of Operations-Three and  Nine Months ended September 30, 2001

Summary of Earnings Performance

                                  --------------------------------   ------------------------------
                                        Three Months Ended                 Nine Months Ended
                                           September 30,                     September 30,
                                  --------------------------------   ------------------------------
                                    2001                  2000         2001                2000
                                  -------------       ------------   ------------      ------------
Earnings (in thousands)               $  322              $  247         $ 730              $ 789
Basic earnings per share              $ 0.20              $ 0.16         $0.45              $0.50
Diluted earnings per share            $ 0.19              $ 0.15         $0.44              $0.48
Return on average assets                0.62%               0.54%         0.49%              0.59%
Return on average equity                7.70%               6.65%         5.78%              7.30%
Dividend payout ratio                     --                  --            --               9.62%
Average equity to average assets        8.07%               8.09%         8.54%              8.02%

The Company reported net income of $322 thousand ($.19 per share, diluted) for the three months ended September 30, 2001, compared to $247 thousand ($.15 per share, diluted) for the same period in 2000. Net income for the nine months ended September 30, 2001 was $730 thousand ($.44 per share, diluted) compared to $789 thousand ($.48 per share, diluted). The increase in net income for the third quarter in 2001 when compared to the same period one year ago is due to an increase of $232 thousand in net interest income, an increase of $20 thousand in the provision for loan losses, an increase of $392 thousand in noninterest income, an increase of $462 thousand in noninterest expense and an increase of $67 thousand in the provision for income taxes. The decrease in net income during the first nine months of 2001 when compared to the same period in 2000 is due to an increase of $305 thousand in net interest income, an increase of $110 thousand in the provision for loan losses, an increase of $812 thousand in noninterest income, an increase of $1,051 thousand in noninterest expense and an increase of $15 thousand in the provision for income taxes.

Net Interest Income

The following tables provides a detailed analysis of the net interest spread and net interest margin for the periods indicated:

                                  ---------------------------------------------------------------------------------
                                                       For the Three Months Ended September 30,
                                  ---------------------------------------------------------------------------------
                                                2001                                            2000
                                  ---------------------------------------   ---------------------------------------
                                   Average      Income/         Yield (1)   Average       Income/          Yield
Dollars In Thousands               Balance      Expense           (1)       Balance       Expense            (1)
                                  --------      --------        -------     --------      --------        -------
Earning Assets:
Investment securities(1)(2)       $ 43,536      $    607           5.53%    $ 34,414      $    550           6.34%
Federal funds sold                   7,178            64           3.54%       5,383            83           6.12%
Loans (2)(3)                       123,737         2,892           9.27%     116,590         2,737           9.31%
                                  --------      --------        -------     --------      --------        -------
                                  $174,451      $  3,563           8.10%    $156,387      $  3,370           8.55%
                                  ========      ========        =======     ========      ========        =======
Liabilities:
Non-interest bearing              $ 26,362      $   --              --      $ 21,810      $   --          --
Savings, money market,
& NOW deposits                      90,853           300           1.31%      83,480           341           1.62%
Time deposits                       71,069           885           4.94%      54,020           742           5.45%
Other borrowings                        96             1           4.13%       8,318           142           6.77%
                                  --------      --------        -------     --------      --------        -------
Total Liabilities                 $    380      $  1,186           2.50%    $167,628      $  1,225           2.90%
                                  ========      ========        =======     ========      ========        =======
Net Interest Spread                                                5.61%                                     5.65%
                                                                =======                                   =======

                                   Earning      Income                      Earning       Income
                                   Assets      (Expense)         Yield       Assets      (Expense)         Yield
                                  --------      --------        -------     --------      --------        -------
Yield on average earning assets   $174,451      $  3,563           8.10%    $156,387      $  3,370           8.55%
Cost of funding average
earning assets                    $174,451        (1,186)         (2.70)%   $156,387        (1,225)         (3.11)%
                                  --------      --------        -------     --------      --------        -------
Net Interest Margin               $174,451      $  2,377           5.40%    $156,387      $  2,145           5.44%
                                                ========        =======                   ========        =======

(1)  Held for period annualized on actual number of days in period and based on a 365-day year.
(2)  Income on tax-exempt securities has not been adjusted to a tax equivalent basis.
(3)  Nonaccrual loans are included in the loan totals for each period; however, only collected interest on such loans is included in interest income.

                              ---------------------------------------------------------------------------------
                                                   For the Three Months Ended September 30,
                              ---------------------------------------------------------------------------------
                                            2001                                            2000
                              ---------------------------------------   ---------------------------------------
                               Average      Income/         Yield (1)   Average       Income/          Yield
Dollars In Thousands           Balance      Expense           (1)       Balance       Expense            (1)
                              --------      --------        ---------   --------      --------        -------
Earning Assets:
Investment securities(1)      $ 34,143      $  1,593           6.24%    $ 38,321      $  1,697          5.90%
Federal funds sold              12,734           441           4.63%       3,950           189          6.37%
Loans(2)(3)                    118,841         8,222           9.25%     114,300         7,958          9.27%
                              --------      --------        ----------  --------      --------        -------
                              $165,718      $ 10,256           8.27%    $156,571      $  9,844          8.38%
                              ========      ========        ==========  ========      ========        =======
Liabilities:
Non-interest bearing
deposits                      $ 24,439      $   --               --     $ 20,330      $    --             --
Savings, money market, &
NOW deposits                    89,320           967           1.45%      83,570         1,008          1.61%
Time deposits                   64,800         2,550           5.26%      53,820         2,091          5.18%
Other borrowings                   126             5           5.31%       6,500           316          6.48%
                              --------      --------        ----------  --------      --------        -------
Total Liabilities             $178,685      $  3,522           2.64%    $164,220       $ 3,415          2.77%
                              ========      ========        ==========  ========      ========        =======
Net Interest Spread                                            5.64%                                    5.61%
                                                            =========                                 =======

                               Earning      Income                      Earning       Income
                               Assets      (Expense)         Yield       Assets      (Expense)         Yield
                              --------      --------        ----------  --------      --------        -------
Yield on average earning
assets                        $165,718      $ 10,256           8.27%    $156,571      $  9,844          8.38%
Cost of funding average
earning assets                $165,718      $ (3,522)        (2.84)%    $156,571      $ (3,415)        (2.91)%
                              --------      --------        ----------  --------      --------        -------
Net Interest Margin           $165,718      $  6,734           5.43%    $156,571      $  6,429          5.47%
                                            ========        ==========                ========        =======

(1)  Yield for period annualized on actual number of days in period and based on a 365-day year.
(2)  Income on tax-exempt securities has not been adjusted to a tax equivalent basis.
(3)  Nonaccrual loans are included in the loan totals for each period; however, only collected interest on such loans is included in interest income.

Interest income for the third quarter of 2001 increased by $193 thousand, or 5.7%, over the same quarter of 2000. The net interest margin of 5.40% for the third quarter of 2001 decreased from 5.44% for the third quarter of 2000. For the first nine months of 2001, interest income increased by $412 thousand, or 4.2%, over the same period one year ago. The net interest margin of 5.43% for the first nine months of 2001 decreased from 5.47% over the same period one year ago. Interest income increased as a result of increases in average loans and earning assets combined with the recovery of interest income from nonperforming loans and was negatively impacted by declines in interest rates which resulted from the Federal Reserve reducing interest rates eight times during 2001 resulting in a 350 basis point reduction in the prime lending rate. The decline in the net interest margin resulted primarily from the impact of increases in deposits being invested in earning assets during a lower interest rate environment that existed during the third quarter and first nine months of 2001 as compared to that which existed during the third quarter and first nine months of 2000.

Average gross loans for the three months ended September 30, 2001 increased by $7,147 thousand, or 6.1% compared to the prior year quarter. For the first nine months of 2001, average gross loans increased $4,541 thousand, or 4.0%, compared to the first nine months of 2000. This increase has been the result of the Bank's efforts to increase total loans.

Average deposits for the three months ended September 30, 2001 increased $28,974 thousand, or 18.2%, compared to the prior year quarter. The average rate paid on savings, money market and NOW accounts decreased from 1.62% in the third quarter of 2000 to 1.31% for the third quarter of 2001. The average rate paid on certificates of deposits decreased, from 5.45% for the third quarter of 2000 to 4.94% for the same quarter of 2001. The decline in the average rates paid are reflective of the lower interest rate environment during the third quarter of 2001 as compared to the same period in 2000. For the first nine months of 2001, average deposits increased $20,839 thousand, or 13.2%, compared to the first nine months of 2000. The average rate paid on savings, money market and NOW accounts was 1.45% for 2001 compared to 1.61% for 2000. The average rate paid on certificates of deposit was 5.26% for 2001 compared to 5.18% for 2000.

Average non-interest bearing deposits have increased as a percent of total interest bearing deposits from a year ago and make up 14% of average total deposits for both the third quarter and first nine months of 2001 as compared to 13% and 12% for the third quarter and first nine months of 2000, respectively. This has helped to keep down the cost of funding earning assets. Average certificates of deposit for the third quarter and the first nine months of 2001 were 38% and 36% of average deposits, respectively, compared to 32% and 33% for the same periods of 2000.

Provision for Loan Losses

The provision for loan losses for the three and nine months periods ended September 30, 2001 was $55 and $245 thousand compared with $35 thousand and $135 thousand for the three and nine months periods ended September 30, 2000. Also see "Allowance for Loan Losses" contained herein.

Non-interest Income

Non-interest income for the third quarter of 2001 increased $392 thousand, or 61.4%, over the same period last year. For the first nine months of 2001, non-interest income increased $812 thousand, or 42.1%, compared to the first nine months of 2000.

Gains on the sale of investment securities totaling $267 thousand were realized during the third quarter of 2001. In addition, during the first quarter of 2001, the Company realized gains of $222 thousand resulting from the sale of other real estate owned. There we no sales of investment securities or other real estate owned during the first nine months of 2000.

Service charge income for the third quarter of 2001 increased $33 thousand, or 10.5%, compared to the same quarter of 2000. For the first nine months of 2001, service charge income increased $95 thousand, or 9.9%, compared to the first nine months of 2000. The increases are consistent with the growth in average interest bearing demand deposits and savings accounts in 2001 as compared to 2000.

Income from the premiums and fees from SBA and mortgage operations for the current year third quarter increased $46 thousand, or 29.7%, compared to the prior year third quarter. For the first nine months of 2001, premiums and fees from SBA and mortgage operations increased $139 thousand, or 28.8%, compared to the first nine months of 2000. The increase in income is a result of increases in the total volume of loans generated and sold, particularly in the area of mortgage loans. The increase in mortgage loan activity is attributable to the decline in mortgage lending interest rates that has resulted in an increase in the origination of new loans in addition to increased refinancing activity of existing loans.

Non-interest Expenses

Non-interest expenses for the third quarter of 2001 increased by $462 thousand, or 18.7%, compared to the prior year quarter. For the first nine months of 2001, non-interest expense increased $1,051 thousand, or 14.3%, compared to the first nine months of 2000. The increase in non-interest expense results primarily from increases in salary and benefits, occupancy and equipment combined with decreases in consulting, marketing and problem loan resolution.

For the third quarter, salary and employee benefits expense increased $389 thousand, or 34.8%, occupancy expense decreased $15 thousand, or 9.7%, and equipment expense increased $83 thousand, or 31.7%.

Year to date, salary and employee benefits expense increased $953 thousand, or 28.4%, occupancy expense increased 78 thousand, or 12.6%, equipment expense increased $149 thousand, or 26.0%, and director fees and benefits increased $59 thousand, or 41.5%, while consulting expenses decreased $128 thousand, or 56.9%, and problem loan resolution expenses decreased $158 thousand, or 73.1%, compared to the prior year.

Salary and employee benefits expense increased as a result of the addition of certain staffing positions combined with general merit increases in salaries and increased employee benefit costs. The increase in occupancy and equipment expenses occurred primarily as a result of the addition of the Folsom SBA lending office and the relocation of the branch in Folsom, combined with other general upgrades in equipment and technology. The consulting expenses have related  primarily to matters  engaged and completed  during 2000  regarding the enhancement of noninterest income, personnel and employee benefits and improvements in technology. The increase in director fees and benefits resulted from the addition of new directors to the Board combined with increased benefit costs. Problem loan resolution costs declined during 2001 as compared to 2000 as a result of specific collection and collateral maintenance requirements incurred during 2000 which were not incurred during 2001.

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

At September 30, 2001 liquidity was considered adequate, and funds available in the local deposit market and scheduled maturities of investments are considered sufficient to meet long-term liquidity needs. Compared to 2000, liquidity increased in 2001 as a result of the growth in deposit portfolio combined the sales and maturities of available-for-sale investment securities.

Basis of Presentation

First Financial Bancorp is the holding company for Bank of Lodi, N.A. and Western Auxiliary Corporation. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results which may be expected for the year ended December 31, 2001. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 2000 Annual Report to Shareholders.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While there are several varieties of market risk, the market risk material to the Company and the Bank is interest rate risk. Within the context of interest rate risk, market risk is the risk of loss due to changes in market interest rates that have an adverse effect on net interest income, earnings, capital or the fair value of financial instruments. Exposure to this type of risk is a regular part of a financial institution's operations. The fundamental activities of making loans, purchasing investment securities, and accepting deposits inherently involve exposure to interest rate risk. The Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. As of and for the nine months ended September 30, 2001, there were no material changes in the market risk profile of the Company or the Bank as described in the Company's 2000 Form 10-K.

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

                  None

       (b)        Reports on Form 8-K

                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FIRST FINANCIAL BANCORP




Date: November 13, 2001                         /s/ Allen R. Christenson
      -----------------                         ------------------------
                                                Allen R. Christenson
                                                Senior Vice President
                                                Chief Financial Officer