Form 10-K405
period 2001-12-31
FIRST FINANCIAL BANCORP /CA/
filed 2002-03-27
CIK 729502

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

                           Common Stock, no par value
                                (Title of Class)
                         Preferred Share Purchase Rights
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         As of March 1, 2002, there were 1,624,419 shares of Common Stock, no par value, outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $18,031,051 (based on the $11.10 average of bid and ask prices per share on March 1, 2002).

Documents Incorporated by Reference    Part of Form 10-K into which Incorporated
-----------------------------------    -----------------------------------------

Proxy Statement for the Annual
  Meeting of Shareholders to be
  held on April 23, 2002.                  Part III, Items 10, 11, 12, 13

================================================================================

                             FIRST FINANCIAL BANCORP
                                 2001 FORM 10-K
                                TABLE OF CONTENTS

PART 1

ITEM 1.    BUSINESS ......................................................... 3
           General .......................................................... 3
           The Bank ......................................................... 3
           Bank Services .................................................... 3
           Sources of Business .............................................. 4
           Competition ...................................................... 4
           Employees ........................................................ 4
           Supervision and Regulation ....................................... 5
                  The Company ............................................... 5
                  The Bank .................................................. 5
                  Officers .................................................. 6
                  Recent Legislation and Regulations Affecting Banking ...... 6
ITEM 2.    PROPERTIES .......................................................10
ITEM 3.    LEGAL PROCEEDINGS ................................................10
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............10

Part II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS ..............................................11
ITEM 6.    SELECTED FINANCIAL DATA ..........................................11
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS ........................................12
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......................31
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE ..............................31

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...............32
ITEM 11.   EXECUTIVE COMPENSATION ...........................................32
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...32
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................32

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ..32

Signatures ..................................................................60
Index to Exhibits............................................................61

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

The Bank:

The Bank was organized on May 13, 1982 as a national banking association. The application to organize the Bank was accepted for filing by the Comptroller of the Currency (the "OCC") on September 8, 1981, and preliminary approval to organize was granted on March 27, 1982. On July 18, 1983 the Bank received from the OCC a Certificate of Authority to Commence the Business of Banking. Subsequently, the Bank opened branch offices in Woodbridge and Lockeford, California. Effective February 22, 1997, the Bank acquired the Galt, Plymouth and San Andreas offices of Wells Fargo Bank. A loan production office in Folsom, California was opened in January 1998, and was approved to operate as a full-service branch in July 1999. In July 2001 the Bank relocated the Folsom branch. A full-service branch was opened in Elk Grove, California in August 1998. In March 2001, the Bank established a Small Business Administration loan production office in Folsom, California.

The Bank's headquarters is located at 701 South Ham Lane, Lodi, California. The Bank's primary service area, from which the Bank attracts 50% of its business, is the city of Lodi and the surrounding area. This area is estimated to have a population approaching 60,000 persons, with a median annual family income of approximately $40,000. The area includes residential developments, neighborhood shopping centers, business and professional offices and manufacturing and agricultural concerns.

Bank Services:

The Bank offers a wide range of commercial banking services to individuals and business concerns located in and around its primary service area. These services include personal and business checking and savings accounts (including interest-bearing negotiable order of withdrawal ("NOW") accounts and/or accounts combining checking and savings accounts with automatic transfers), and time certificates of deposit. The Bank also offers extended banking hours at its drive-through window, night depository and bank-by-mail services, and travelers' checks (issued by an independent entity). Each branch location has a 24-hour ATM machine, and the Bank has 24 hour telephone banking and bill paying services. The Bank issues MasterCard credit cards and acts as a merchant depository for cardholder drafts under both VISA and MasterCard. In addition, it provides note and collection services and direct deposit of social security and other government checks. During 2000, the Bank introduced Internet banking and bill payment services, which are located at www.bankoflodi.com.

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

Consistent with the need to maintain liquidity, management of the Bank seeks to invest the largest portion of the Bank's assets in loans of the types described above. Loans are generally limited to less than 80% of deposits and capital funds. The Bank's surplus funds are invested in the investment portfolio, made up of both taxable and non-taxable debt securities of the U.S. government, U.S. government agencies, states, and municipalities. On a day-to-day basis, surplus funds are invested in federal funds and other short-term money market instruments.

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

Employees:

As of December 31, 2001, the Company employed 120 full-time equivalent employees, including four executive officers. Management believes that the Company's relationship with its employees is good.

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

The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. The Bank is a legal entity separate and distinct from the Company, and is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. See Note 14(c) to the consolidated financial statements for further information regarding the payment of cash dividends by the Company and the Bank.

The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Commissioner. Regulations have not yet been proposed or adopted to implement the Commissioner's powers under this statute.

The Bank:

The Bank, is a national banking association whose deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum legal limits and the Bank is subject to regulation, supervision, and regular examination by the OCC. The Bank is a member of the Federal Reserve System, and, as such, is subject to certain provisions of the Federal Reserve Act and regulations issued by the Board. The Bank is also subject to applicable provisions of California law, insofar as they are not in conflict with, or preempted by, federal law. The regulations of these various agencies govern most aspects of the Bank's business, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location of branch offices.

Officers:

Leon Zimmerman, age 59, is President and Chief Executive Officer of the Bank and of the Company; Robert H. Daneke, age 48 is Executive Vice President and Chief Credit Officer of the Bank and of the Company; Allen R. Christenson, age 44 is Senior Vice-President, Chief Financial Officer and Secretary of the Bank and of the Company and; Lance Gallagher, age 57 is Senior Vice President and Operations Administrator of the Bank and the Company.

Mr. Zimmerman joined the Company in April 1990. He was promoted from Executive Vice President and Chief Credit Officer of Bank of Lodi to President and CEO in August of 1994. Mr. Zimmerman became President and CEO of the Company effective August 1995. He lives in Lodi with his wife and has resided and worked in the San Joaquin-Sacramento Valley since 1960, serving in various banking capacities since 1962. Mr. Zimmerman serves on many community boards and committees, including the Lodi Police Chaplaincy Association, San Joaquin County Education Foundation, Chamber of Commerce - Agribusiness Committee, and LEED - Sacramento Steering Committee. He is a member of Lodi Rotary Club, Sutter Club - Sacramento, World Trade Club - San Francisco, Independent Order of Odd Fellows, Lodi Grape Festival and Harvest Fair and several other community groups.

Mr. Daneke joined the Company in December 1999 bringing on board 23 years of banking experience. Prior to joining the Company, Mr. Daneke was employed at Clovis Community Bank for eight years and was promoted to Senior Vice President/Senior Credit Officer in 1997. In addition, his career has included: seven years with the Correspondent Bank Division of Community Bank in Redwood City and seven years with Bank of America Corporate Banking Group. Mr. Daneke holds a B.B.A. Degree in Finance from the University of Iowa. He is also a graduate of Pacific Coast Banking School at the University of Washington, the California Intermediate Banking School at the University of San Diego and the Lodi Chamber of Commerce Leadership Lodi Program. He currently is a member of the Lodi Chapter of Independent Order of Odd Fellows and serves on Lodi Unified School District's Budget Advisory Committee. Mr. Daneke resides in Lodi with his wife and two children.


Mr. Christenson joined the Company in August 1999. Prior to joining the Company, Mr. Christenson was Senior Vice President and Chief Financial Officer of River City Bank, located in Sacramento, California (1994-1999). Prior to joining River City Bank, Mr. Christenson was Senior Vice President and Chief Financial Officer of CapitolBank Sacramento, which was acquired by another bank (1993-1994). Prior to joining CapitolBank Sacramento, Mr. Christenson was in public accounting for over eight years, specializing in financial audits and consulting within the financial services industry. Mr. Christenson is a Certified Public Accountant and has a Bachelors degree from California State University, Sacramento. He resides in South Sacramento with his wife and five children. He is a life-long resident of the greater Sacramento area and continues to serve in various community and civic organizations.


Mr. Gallagher joined the Bank in February 1991. He was promoted from Vice President of Compliance to Senior Vice President and Operations Administrator in January 1997. As a graduate of the American Bankers Associations Graduate School of Compliance, he is responsible for the Bank's regulatory compliance program in addition to Bank operations and item processing. Prior to joining the Company, Mr. Gallagher was with Wells Fargo Bank for 22 years in various customer service, operations, and human resource capacities of increasing responsibility. He lives in San Joaquin County with his wife and has four boys and a grandson. Mr. Gallagher is a banking instructor for The American Institute of Banking and Delta Community College, serves as a member of the Colleges Banking Advisory Board, a member of the HEALD College Employer Advisory Committee, and is the Initiation Coaching Program Director with U. S. Hockey Pacific District.

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

Interstate Banking. Since 1986, California has permitted California banks and bank holding companies to be acquired by banking organizations based in other states on a "reciprocal" basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to local banking organizations). Since October 2, 1995, California law implementing certain provisions of prior federal law have (1) permitted interstate merger transactions; (2) prohibited interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole unit of the California bank; and (3) prohibited interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition of or merger with an existing whole bank, which has been in existence for at least five years.

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

The guidelines also require all insured institutions to maintain a minimum leverage ratio of 3 percent Tier 1 capital to total assets (the "leverage ratio"). The OCC emphasizes that the leverage ratio constitutes a minimum requirement for the most well run banking organizations. All other banking organizations are required to maintain a minimum leverage ratio ranging generally from 4 to 5 percent. The Bank's required minimum leverage ratio is 4 percent.

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

As of  December  31,  2001,  the  Bank's  total  risk-based  capital  ratio  was approximately 10.24 percent and its leverage ratio was approximately 7.45 percent. The Bank does not presently expect that compliance with the risk-based capital guidelines or minimum leverage requirements will have a materially adverse effect on its business in the reasonably foreseeable future. Nor does the Bank expect that its sensitivity to market risk will adversely affect its overall CAMELS rating as compared with its previous CAMELS ratings by bank examiners.

Deposit Insurance Assessments. In 1995, the FDIC, pursuant to Congressional mandate, reduced bank deposit insurance assessment rates to a range from $0 to $.27 per $100 of deposits, dependent upon a bank's risk. The FDIC has continued these reduced assessment rates through 2001. Based upon the above risk-based assessment rate schedule, the Bank's current capital ratios, the Bank's current level of deposits, and assuming no further change in the assessment rate applicable to the Bank during 2002, the Bank estimates that its annual noninterest expense attributed to the regular assessment schedule will not increase during 2002.

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

Permitted Activities. In recent years, the Federal banking agencies, especially the OCC and the Board, have taken steps to increase the types of activities in which national banks and bank holding companies can engage, and to make it easier to engage in such activities. On November 20, 1996, the OCC issued final regulations permitting national banks to engage in a wider range of activities through subsidiaries. "Eligible institutions" (those national banks that are well capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries after going through a new expedited application process. In addition, the new regulations include a provision whereby a national bank may apply to the OCC to engage in an activity through a subsidiary in which the bank itself may not engage. Although the Bank is not currently intending to enter into any new type of business, this OCC regulation could be advantageous to the Bank if the Bank determines to expand its operations in the future, depending on the extent to which the OCC permits national banks to engage in new lines of business and whether the Bank qualifies as an "eligible institution" at the time of making application.

Monetary Policies. Banking is a business in which profitability depends on rate differentials. In general, the differences between the interest rate received by a bank on loans extended to its customers and securities held in that bank's investment portfolio and the interest rate paid on its deposits and its other borrowings constitute the major portion of the bank's earnings. To the extent that a bank is not able to compensate for increases in the cost of deposits and other borrowings with greater income from loans, securities and fees, the net earnings of that bank will be reduced. The interest rates paid and received by any bank are highly sensitive to many factors that are beyond the control of that bank, including the influence of domestic and foreign economic conditions. See Item 7 herein, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company owns a 10,000 square foot lot located on Lower Sacramento Road in the unincorporated San Joaquin County community of Woodbridge, California. The entire parcel has been leased to the Bank on a long-term basis at market rates. The Bank has constructed, furnished and equipped a 1,437 square foot branch office on the parcel and commenced operations of the Woodbridge Branch on December 15, 1986.

The Bank assumed a long-term ground lease on 1.7 acres of land at 19000 North Highway 88, Lockeford, California. The building previously occupying the Lodi site at 701 South Ham Lane was moved to Lockeford, California, and has become the permanent branch office of the Bank at that location. A temporary 1,000 square foot office had been used by the Bank at the Lockeford location. The permanent office was opened on April 1, 1991. The temporary office, along with a portion of the permanent building, is leased by the Bank to two tenants.

On February 22, 1997, the Bank acquired the Galt, Plymouth and San Andreas branches of Wells Fargo Bank. The transaction included the assumption of the 6,000 square foot branch building lease in Galt with a remaining term of two years, and the purchase of the branch building and land for the Plymouth and San Andreas offices. The Plymouth and San Andreas offices are approximately 1,200 and 5,500 square feet, respectively. In November 1998, upon expiration of the Galt lease, the Galt branch was relocated to a new 3,000 square foot leased facility one block west of the old location. The new Galt location is leased under a five-year lease with three successive five-year renewal options.

In January 1998, the Bank opened a 1,220 square foot loan production office in Folsom, California. The office was leased for one year with a one-year renewal option that has been exercised by the Bank. In July 1999, the Bank received approval to operate the Folsom office as a full-service branch. In December 1999, the lease was extended for one year to allow the Bank time to identify a permanent location in the Folsom community. In December 2000, the Landlord agreed to extend the lease on a month-to-month basis while the Bank completed the process of moving into a new full-service branch location. In January 2001, the Bank entered into a 10-year lease for a 2,426 square foot full-service branch location in the Folsom area. In July 2001, the new Folsom branch became fully operational and the former branch was subsequently closed.

In August 1998, the Bank opened a 4,830 square foot full service branch in Elk Grove, California. The office is leased under a three-year lease with two successive three-year renewal options. In January 2001, the Bank entered into a three-year lease for a 1,557 square foot Small Business Administration loan production office in the Folsom area.

ITEM 3. LEGAL PROCEEDINGS

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

There is no established public trading market for the common stock of the Company. The Company's common stock is traded in the over-the-counter market and is not presently listed on a national exchange or reported by the NASDAQ Stock Market. Trading of the stock has been limited and has been principally contained within the Company's general service area. As of March 1, 2002, there were 1,048 shareholders of record of the Company's common stock. Set forth below is the range of high and low bid prices for the common stock during 2001 and 2000.

                                        2001                         2000
Bid Price of Common Shares        High         Low             High        Low
First Quarter                   $ 10.13        9.00            12.00       9.50
Second Quarter                     9.87        9.12            10.75       8.00
Third Quarter                     10.42        9.00            10.38       8.50
Fourth Quarter                    11.15        9.90            10.88       9.75

The foregoing prices are based on trades of which Company is aware and reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

ITEM 6. SELECTED FINANCIAL DATA

-------------------------------------------------------------------------------------------------------------------
         (in  thousands except per share amounts)
         Consolidated Statement of Income                 2001         2000         1999         1998          1997
-------------------------------------------------------------------------------------------------------------------

         Interest Income                         $      13,858       13,496       12,526       11,508        10,592
         Interest Expense                                4,644        4,613        3,699        4,028         3,785
         Net Interest Income                             9,214        8,883        8,827        7,480         6,807
         Provision for Loan Losses                         391          135        1,051         250            (60)
         Noninterest Income                              3,828        2,690        2,461        1,878         1,423
         Noninterest Expense                            11,226        9,855        8,803        7,712         6,796
         Net Income                              $       1,207        1,283        1,159        1,052         1,015

         Per Share Data

-------------------------------------------------------------------------------------------------------------------

         Basic Earnings                          $         .75          .81          .75          .69           .67
         Diluted Earnings                                  .73          .79          .72          .65           .64
         Cash Dividends Declared                 $           -          .05          .20          .20           .20

         Consolidated Balance Sheet Data

-------------------------------------------------------------------------------------------------------------------

         Federal Funds Sold                      $       6,129       10,115          100        4,800         4,900
         Investment Securities                          41,015       29,560       36,096       45,647        61,917
         Loans held for sale                             3,876        1,292          647        2,619         1,807
         Loans, net of loss reserve and
            deferred fees                              135,430      110,793      108,947       88,459        60,421
         Total Assets                                  226,175      185,064      176,334      164,400       147,850
         Total Deposits                                201,571      162,261      156,161      149,544       133,891
         Other Borrowings                                4,000        4,588        4,300            -             -
         Total Stockholders' Equity              $      17,863       16,454       14,521       13,857        12,861

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

Prospective Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt Statement No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001, but prior to the effective date of Statement No. 142, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-statement No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142. The only exception to Statement No. 142 is the amortization of goodwill and intangible assets acquired under the provisions of Statement No. 72, Accounting of Certain Acquisitions of Banking or Thrift Institutions. The Company will continue to amortize goodwill and intangible assets acquired under this statement.

The FASB recently issued Statement No. 143, Accounting for Asset Retirement Obligations, in August 2001. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As a result, FASB Statement No. 143 applies to all entities that have legal obligations associated with the retirement of long-lived tangible assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppels.

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

On October 3, 2001,the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.

Statement No.144 also supersedes the accounting and reporting provisions of APB Opinion No.30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the Disposal of a Segment of a Business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. The statement is required to be adopted for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early adoption is encouraged.

The Company does not expect adoption of Statements No. 142, 143 or 144 to have a material impact on the financial condition or operating results of the Company.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the allowance for loan losses, other real estate owned, investments and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains allowances for loan losses resulting from the inability to make required loan payments. If the financial conditions of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company invests in debt and equity securities. If the Company believes these securities have experienced a decline in value that is other than temporary, an investment impairment charge is recorded. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby requiring an impairment charge in the future.

The following discussion addresses information pertaining to the financial condition and results of operations of the Company that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 35 through 59, as well as other information presented throughout this report.

Summary of Earnings Performance

---------------------------------------------------------------------------------------------------------
                                                       For the Year Ended December 31:
                                       ------------------------------------------------------------------
                                                   2001                     2000                   1999
Earnings (in thousands)                    $      1,207                    1,283                  1,159

---------------------------------------------------------------------------------------------------------
Basic earnings per share                   $        .75                      .81                    .75
Diluted earnings per share                 $        .73                      .79                    .72
Return on average assets                          0.59%                    0.71%                   0.69%
Return on average equity                          7.03%                    8.74%                   8.19%
Dividend payout ratio                                 -                    5.88%                  24.19%
---------------------------------------------------------------------------------------------------------
Average equity to average assets                  8.34%                    8.10%                   8.40%
---------------------------------------------------------------------------------------------------------

Net income totaled $1,207 thousand for the year ended December 31, 2001, resulting in a decrease of $76 thousand, or 5.9%, over the prior year. The Company experienced growth in earning assets and deposits during 2001 resulting in a $331 thousand increase in net interest income. Net interest income was negatively impacted during 2001 as a result of an overall decline in interest rates. As a result of increases in loans during 2001, the Company increased the provision for loan losses by $256 thousand as compared to 2000. In addition, the Company experienced a $1,138 thousand increase in noninterest income which was offset by an increase of $1,371 thousand in noninterest expense. Furthermore, the Company's provision for income taxes declined $82 thousand in 2001 as compared to 2000.

Basic earnings per share in 2001 were $.75, compared to $.81 and $.75 in 2000 and 1999, respectively. For the year ended December 31, 2001, interest income increased $362 thousand and interest expense increased $31 thousand resulting in an increase in net interest income totaling $331 thousand as compared to the prior year. During 2001, the Company experienced growth rates of 23.9% in gross loans (total portfolio loans plus loans held for sale) and 24.2% in deposits. In addition, during 2001 the Company experienced a significant decline in its prime lending rate as a result of eleven interest rate reductions by the Federal Reserve. While the Company experienced significant growth in loans and deposits during the year, the reductions in the prime lending rate reduced the overall earnings potential generated by the increases in the Company's earning assets. Furthermore, the Company was successful in collecting interest totaling $423 thousand and $224 thousand on loans that had previously been on nonaccrual during 2001 and 2000, respectively. Interest forgone on nonaccrual loans amounted to $310 thousand during 2001 compared to $542 thousand during 2000.

The Provision for Loan Losses for the year ending December 31, 2001 was $391 thousand, an increase of $256 thousand over 2000's provision of $135 thousand. The increase in the provision was primarily related to the growth in the Company's loans. Noninterest income totaled $3,828 thousand for the year ending December 31, 2001 resulting in an increase of $1,138, or 42.3%, over the prior year. The increase resulted primarily from four areas; gains on the sale of investment securities, loans and other real estate, increased service charge revenue which resulted from the increase in total deposits, increased mortgage lending activity and an increase in the cash surrender value of life insurance. Total noninterest expense increased $1,371 thousand, or 13.9% during the year primarily as a result of additions to personnel and the upgrading of existing positions in addition to general overall increases in the cost of operations incurred with strategic expansion projects.

During 2000, the Company experienced growth rates of 2.1% in gross loans and 3.9% in deposits resulting in an increase in net interest income. In addition, the Provision for Loan Losses for the year ending December 31, 2000 was $135 thousand, a decrease of $916 thousand over 1999's provision of $1,051 thousand. Furthermore, noninterest income increased 9.3% during 2000, primarily as a result of changes in the pricing of some of the Bank's deposit products (which were implemented during the third quarter of 1999) and a $149 thousand gain on the sale of investment securities. Additionally, the Company experienced a 12.0% increase in noninterest expense during the year. The increase in noninterest expense is attributable to general overall increases in the cost of operations combined with expenses incurred with strategic expansion projects and expenses associated with the resolution of non-performing loans. Additionally, interest forgone on nonaccrual loans amounted to $542 thousand during 2000 compared to $76 thousand during 1999.

Branch Expansion and Acquisitions

In January 2001, the Bank entered into a three-year lease for a 1,557 square foot Small Business Administration loan production office in the Folsom area. During 2001, the Bank was approved as a Certified Lender by the Small Business Administration (SBA) thereby allowing the department to provide quicker responses to customer's requests for SBA loans.

In August 1998, the Bank opened a full-service branch in the Elk Grove, California market. The Elk Grove office is approximately 30 miles north of the Bank's corporate headquarters in Lodi, California and it effectively expands the Bank's trade area into South Sacramento County.

In January 1998, the Bank opened a loan production office in the growing market of Folsom, California. The location was converted to a full-service branch in July 1999 and in July 2001 was relocated to a new site in Folsom. The Folsom office is approximately 45 miles northeast of the Bank's corporate headquarters in Lodi, California and effectively expanded the Bank's trade area into the greater Sacramento area.

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

Net Interest Income

The following table provides a detailed analysis of net interest spread and net interest margin for the years ended December 31, 2001, 2000, and 1999, respectively:

----------------------------------------------------------------------------------------------------------------------------
                                For the Year Ended              For the Year Ended                For the Year Ended
                                December 31, 2001                December 31, 2000                December 31, 1999
                          (Dollar amounts in thousands)    (Dollar amounts in thousands)    (Dollar amounts in thousands)
                          --------------------------------------------------------------------------------------------------
                           Average     Income/             Average    Income/               Average     Income/
                           Balance    Expenses    Yield    Balance   Expenses     Yield     Balance     Expense     Yield
                           -------    --------    -----    -------   --------     -----     -------     -------     -----
Earning Assets:

Investment securities (1) $  35,260     2,073      5.88%     34,690      2,214      6.38%      41,050     2,413       5.88%

Federal funds sold           11,360       481      4.23%      5,090        329      6.46%       4,150       202       4.86%

Loans (2)                   123,600    11,304      9.15%    114,690     10,953      9.55%     101,120     9,911       9.80%
                            -------    ------      -----    -------     ------      -----     -------     -----       -----

                          $ 170,220    13,858      8.14%    154,470     13,496      8.74%     146,320    12,526       8.56%
                            =======    ======      =====    =======     ======      =====     =======    ======       =====

Liabilities:

Noninterest bearing
deposits                  $  25,350         -          -     21,240          -          -      19,830         -           -

Savings, money market,
& NOW deposits               91,600     1,297      1.42%     83,970      1,350      1.61%      82,110     1,358       1.65%

Time deposits                66,630     3,342      5.02%     53,020      2,801      5.28%      50,690     2,330       4.60%

Other borrowings                120         5      4.17%      7,000        462      6.60%         170        11       6.25%
                            -------    ------      -----    -------     ------      -----     -------     -----       -----

Total Liabilities         $ 183,700     4,644      2.53%    165,230      4,613      2.79%     152,800     3,699       2.42%
                            =======     =====      =====    =======      =====      =====     =======     =====       =====

Net Spread                                         5.61%                            5.95%                             5.73%
                                                   =====                            =====                             =====
----------------------------------------------------------------------------------------------------------------------------
                          Earning      Income             Earning     Income                  Earning     Income
                           Assets    (Expense)    Yield    Assets    (Expense)    Yield        Assets    (Expense)    Yield
                           ------    ---------    -----    ------    ---------    -----        ------    ---------    -----
Yield on average
earning assets          $ 170,220    13,858       8.14%     154,470   13,496       8.74%       146,320    12,526      8.56%

Cost of funds for
average earning assets    170,220    (4,644)     (2.73%)    154,470   (4,613)     (2.99%)      146,320    (3,699)    (2.53%)
                                      -----      -------              ------       -----                   -----     -------

Net Interest Margin       170,220     9,214       5.41%     154,470    8,883       5.75%       146,320     8,827      6.03%
                                      =====       =====                =====       =====                   =====      =====
----------------------------------------------------------------------------------------------------------------------------

(1) Income on tax-exempt securities has not been adjusted to a tax equivalent basis.
(2) Loans held for sale and nonaccrual loans are included in the loan totals for each year.

Net interest income increased $331 thousand, or 4% in 2001 after increasing 1% in 2000. The increase in 2001 is attributable to an increase of 10% in average earning assets combined with a 16% increase in average deposits. In addition, during 2001, the Company's base lending rate decreased 475 basis points. The decrease in the base lending rate was consistent with the national decrease in the prime lending rate during 2001 from 9.50% at December 31, 2000 to 4.75% at December 31, 2001. The decline in the prime lending rate resulted from the eleven interest rate reductions by the Federal Reserve during 2001. Furthermore, while the Company recorded $423 thousand in interest income on nonaccrual loans during the year, interest forgone on nonaccrual loans totaled $310 thousand.

The mix of earning assets at December 31, 2001 changed as compared to December 31, 2000 as a result of year-over-year loan growth of 24% in 2001 as compared to 2% in 2000. During 2001, average loans, investment securities and federal funds sold increased $8,910 thousand, $570 thousand and $6,270 thousand, or 8%, 2% and 123%, respectively, compared to 2000. Average earnings assets increased as a result of a $25,350 thousand, or 16%, increase in average deposits during 2001. As average deposit growth outpaced average loan growth during the year, the average loan to deposit ratio decreased to 67% for 2001 as compared to 73% in 2000. Average investment securities decreased $6,360, or 16%, in 2000 as compared to 1999 as a result of the $13,570 thousand, or 13.4%, growth in average loans outpacing a $5,600, or 4%, growth in average deposits in 2000 as compared to 1999.

Net interest margin decreased 34 basis points in 2001 after decreasing by 28 basis points in 2000. This decrease in 2001 was the result of several key items:

   - Interest forgone on nonaccrual loans during 2001 totaled $310 thousand. This reduced the yield on loans by 25 basis points and the net interest margin by 19 basis points.

         o Interest collected on loans that had previously been on nonaccrual status totaled $423 thousand. This increased the yield on loans by 35 basis points and the net interest margin by 25 basis points.

   - Changes in the mix of the investment portfolio during 2001 resulted in a decrease of 50 basis points in the average yield earned on investments securities.

   - The general decrease in interest rates during 2001 resulted in a decrease of 223 basis points in the average yield earned on federal funds sold.

   - The general decrease in interest rates during 2001 resulted in a decrease of 26 basis points in the cost of average certificates of deposit.

Net interest income increased $56 thousand, or 1%, in 2000. The increase in 2000 is attributable to an increase of 6% in average earning assets combined with a 4% increase in average deposits. In addition, during 2000, the Company's base lending rate increased 100 basis points. The increase in the base lending rate was consistent with the national increase in Bank's prime lending rates during 2000 from 8.5% at December 31, 1999 to 9.5% at December 31, 2000. Furthermore, while the Company recorded $224 thousand in interest income on nonaccrual loans during the year, interest forgone on nonaccrual loans totaled $542 thousand.

The mix of earning assets in 2000 changed as a result of year-over-year loan growth of 2% compared to 21% in 1999. Average loans in 2000 increased 13%
compared to 1999. The increase in loans absorbed the liquidity created by the growth in deposits during 2000 and the proceeds from maturities and sales of investment securities. The loan growth also increased the average loan to deposit ratio to 73% in 2000 compared to 66% in 1999. Average investments decreased 16% in 2000 as compared to 1999 as a result of the increase in loans.

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

The following table presents the monetary impact of the aforementioned changes in earning asset and deposit volumes, yields and mix for the two years ended December 31, 2001 and 2000.

----------------------------------------------------------------------------------------------------------------------------
                                     2001 compared to 2000                              2000 compared to 1999
                                        (in thousands)                                     (in thousands)

                                          Change due to:                                   Change due to:

Interest Income:          Volume         Rate          Mix        Total     Volume         Rate          Mix        Total
                          ------         ----          ---        -----     ------         ----          ---        -----
                       -----------------------------------------------------------------------------------------------------

Investment securities  $      36         (175)          (2)        (141)       (341)         165          (23)        (199)

Federal funds sold           405         (113)        (140)         152          46           66           15          127

Loans                        851         (464)         (36)         351       1,149          (96)         (11)       1,042
                             ---          ---          ---          ---       -----           --           --        -----

Total interest income  $   1,292         (752)        (178)         362         854          135          (19)         970
                           =====          ===          ===          ===         ===          ===           ===         ===

Interest Expense:

Savings, money
market, & NOW
accounts               $     111         (151)         (13)         (53)         36          (42)          (2)          (8)

Time deposits                719         (142)         (36)         541         107          348           16          471

Other borrowings            (454)        (170)         167         (457)          -           12          439          451
                            -----        ----          ---          ---       -----           --          ---          ---

Total interest
expense                $     376         (463)         118           31         143          318          453          914
                             ===          ===          ===           ==        ====          ===          ===          ===

Net interest income    $     916         (289)        (296)         331         711         (183)        (472)          56
                             ===          ===         =====         ===         ===          ===          ===           ==
----------------------------------------------------------------------------------------------------------------------------

The volume variances for total interest income in 2001 compared to 2000 indicate that increases in average loans, investment securities and federal funds sold of 8%, 2% and 123%, respectively combined to increase interest income by $1,292 thousand. However, the declining interest rate environment during 2001 reduced interest income $752 thousand, as compared to the prior year, with $464 thousand of the decrease resulting from a 40 basis point decline in the yield earned on loans, $175 thousand decrease resulting from a 50 basis points decline in the yield earned on investment securities and a $113 thousand decrease resulting from a 223 basis points decrease in the yield earned on federal funds sold. Additionally, while average interest bearing liabilities increased 11% during 2001, the average rate paid on interest bearing liabilities decreased 9% resulting in a net increase in total interest expense.

The volume, rate, and mix variances for net interest income in 2000 compared to 1999 indicate that the 13% increase in average loans, the 50 basis point increase in the yield of the investment portfolio and the 160 basis point increase in the rate earned on federal funds sold was offset by the $542 thousand interest forgone on nonaccrual loans combined with a 68 basis point increase in the average cost of funding certificates of deposit. During 2000, average earning assets increased 6%. Average loans, the primary component of earning assets, comprised 74% and 69% of total earning assets during 2000 and 1999, respectively. While average federal funds sold increased 23% during 2000, average investment securities decreased 16%. Additionally, average interest bearing liabilities increased 8% during 2000 and the average rate paid on those liabilities increased 15% resulting in an increase in total interest expense.

Allowance for Loan Losses

The following table reconciles the beginning and ending allowance for loan losses for the previous five years. Reconciling activity is broken down into the three principal items that impact the reserve: (1) reductions from charge-offs;
(2) increases from recoveries; and (3) increases or decreases from positive or negative provisions for loan losses.

----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                     2001             2000             1999            1998             1997

Balance at beginning of period                  $ 2,499            2,580            1,564           1,313            1,207

Charge-offs:

  Commercial                                        226              201               90              67              249

  Real estate                                         -                -                               25                -

  Consumer                                           57               45               20              40               41
                                                 ------          -------          -------         -------          -------

  Total Charge-offs                                 283              246              110             132              290

Recoveries:

  Commercial                                         21               15               68             112              434

  Real estate                                         -                -                -               -                -

  Consumer                                           40               15                7              21               22
                                                 ------          -------          -------         -------          -------

  Total Recoveries                                   61               30               75             133              456
                                                 ------          -------          -------         -------          -------

Net charge-offs                                    (222)            (216)             (35)             (1)            (166)

Additions charged to operations                     391              135            1,091             250              (60)
                                                 ------          -------          -------         -------          -------

Balance at end of period                        $ 2,668            2,499            2,580           1,564            1,313
                                                 ======           ======          =======         =======          =======

Ratio of net charge-offs to average
loans outstanding                                 0.16%           (0.19%)          (0.03%)        (0.001%)          (0.28%)
                                                 ======           ======          =======         =======          =======
----------------------------------------------------------------------------------------------------------------------------

Footnote 1(g) to the consolidated financial statement discusses the factors used in determining the provision for loan losses and the adequacy of the allowance for loan losses.

Net charge-offs during 2001 totaled $222 thousand and represents an increase of $6 thousand, or 3%, over 2000. This activity was comprised of $283 thousand in gross charge-offs combined with $61 thousand in recoveries representing an increase of 15% in gross charge-offs and an increase of 103% in recoveries compared to 2000, respectively. The increase in charge-offs during 2001 is related to measures taken by the Company to reduce the level of nonaccrual loans. The Bank has not modified or significantly compromised its underwriting standards despite growing competition within the industry.

The loan loss provision for 2001 totaled $391 thousand and represents an increase of $256 thousand, or 190%, over 2000. The increase in the provision resulted primarily from three events; increases in loan growth and the potential for declines in the economy combined with the resolution of several nonperforming loans. While average loans increased 8% during 2001 as compared to 2000, gross loans (including loans held for sale) at December 31, 2001 increased 24% as compared to December 31, 2000. In addition, during 2001, management became increasingly concerned over the potential for possible declines in the credit quality of its borrowers resulting from declines in the national economy. Furthermore, the Company eliminated several nonperforming loans during the year without sustaining substantial charge-offs.

Net charge-offs totaling $216 thousand during 2000 represents an increase of $181 thousand, or 517%, over 1999. This activity was comprised of $246 thousand in gross charge-offs combined with $30 thousand in recoveries representing an increase of 124% in gross charge-offs and a decrease of 60% in recoveries compared to 1999, respectively. The increase in charge-offs during 2000 is related to measures taken by the Company to reduce the level of nonaccrual loans. The Bank has not modified or significantly compromised its underwriting standards despite growing competition within the industry.

The loan loss provision for 2000 totaled $135 thousand and represents a decrease of $916 thousand, or 87%, over 1999. The reason for the decrease is attributable primarily to three factors. First, during 1999, the Company identified certain loans which had deteriorating conditions in their credit quality and, in 1999, established specific loan loss reserves for those loans. During 2000, management continued to actively monitor the non-performing loans and determined that reserves previously established in 1999 continued to be adequate at December 31, 2000. Secondly, while nonaccrual loans increased $3,352 thousand during 2000, the majority of these loans were identified as problem loans during 1999; at which time, the specific reserves for potential loan losses were established. In addition, the majority of the nonaccrual loans are secured by collateral that, in the opinion of management, possess adequate value to minimize any potential losses, in excess of the specific loss reserves previously established by the Company. Third, while average loans increased 13% during 2000, as compared to 1999, balances as of December 31, 2000 increased only 2% compared to December 31, 1999.

Noninterest Income

Noninterest income increased 42% and 9% in 2001 and 2000, respectively. The primary components of noninterest income consist of: service charges, SBA and mortgage income, and other noninterest income. The following table summarizes the significant elements of service charge, SBA, mortgage and Farmer Mac revenue for the three years ending 2001, 2000, and 1999:

         ----------------------------------------------------------------------------------------------------------------
         (in thousands)                                                       2001             2000              1999
         ----------------------------------------------------------------------------------------------------------------
         Periodic deposit account charges                                  $   492              477               407
         Returned item charges                                                 624              561               463
         Ancillary services charges                                             95               99                98
         Other service charges                                                 203              124               110
                                                                     ---------------- ----------------- -----------------
              Total service charge revenue                                   1,414            1,261             1,078
                                                                     ================ ================= =================

         Gain on sale of SBA loans                                              95              114               177
         SBA loan servicing revenue                                            223              224               207
                                                                     ---------------- ----------------- -----------------
              Total SBA revenue                                                318              338               384

         Gain on sale of mortgage loans                                        458              132               133
         Mortgage loan servicing revenue                                       127              123               122
                                                                     ---------------- ----------------- -----------------
              Total mortgage revenue                                           585              255               255

         Farmer Mac origination, sale and servicing                             29               31                42
                                                                     ---------------- ----------------- -----------------

             Total loan origination, sale and servicing revenue            $   932              624               681
         ----------------------------------------------------------------------------------------------------------------

Service charge revenue increased 12% in 2001 compared to 2000 and 17% in 2000 compared to 1999. The growth in service charge income during 2001 and 2000 was driven by deposit growth combined with changes to the fee structure of certain deposit products implemented during the third quarter of 2000. While average deposits grew 16% in 2001 and 4% in 2000, average noninterest-bearing demand deposits increased 19% and 7% and NOW accounts increased 15% and 9%, during 2001 and 2000 as compared to 2000 and 1999, respectively.

SBA revenue declined 6% and 12% during 2001 and 2000. The declines in SBA revenue resulted primarily from a decrease in the production of SBA 7a and an increase in the level of SBA 504 loans. The Company typically sells the SBA 7a loans to the secondary market whereas the SBA 504 loans are typically held in the Company's loan portfolio.

As a result of declines in mortgage lending rates during 2001, the Company experienced increased mortgage lending activity for both new loans and refinancing of existing loans. The increased lending activity resulted in an increase in the Company's mortgage revenue totaling $330 thousand, or 129% in 2001 as compared to 2000 after being unchanged from 2000 to 1999. Farmer Mac revenue declined 7% in 2001 as compared to 2000 and declined 26% during 2000 as compared to 1999.

The Company purchased single-premium life insurance policies written on the lives of certain officers and directors of the Company and the Bank. The increase in the cash surrender value of these policies is included in other noninterest income and totaled $658 thousand, $458 thousand and $206 thousand during 2001, 2000 and 1999, respectively. During 1999, one of the insurance companies converted from a mutual to a stock based company, which process is referred to as "demutualization." As a result of the demutualization, policyholders of the insurance company received shares of common stock of the insurance company. The number of shares of stock received by policyholders was based upon the cash surrender value of the individual policies. The Company received and subsequently sold the stock in December 1999. The gain recognized upon the receipt of the stock totaled $287 thousand.

Noninterest Expenses

Noninterest expenses increased 14% in 2001 compared to 2000 and 12% in 2000 compared to 1999. Several events had a significant impact on year-to-year comparability. During 2001 the Company experienced increases in salaries and employee benefits as a result of increases in the number of full time equivalent employees combined with increases in the salaries of a few officer positions within the Company resulting from upgrades to certain officers titles, duties and responsibilities. During 2000, the company incurred expenses associated with the resolution of non-performing loans.

Noninterest expense is broken down into four primary categories each of which is discussed in this section.

Salaries and Employee Benefits

The following table provides the detail for each major segment of salaries and employee benefits together with relevant statistical data:

         -----------------------------------------------------------------------------------------------------------------------
         (in thousands except full time equivalents)                                   2001             2000              1999
         -----------------------------------------------------------------------------------------------------------------------
         Regular payroll, contract labor, and overtime                            $   4,038            3,325             2,970
         Incentive compensation and profit sharing                                      465              246               407
         Payroll taxes and employment benefits                                        1,177              935               655
                                                                            ----------------------------------------------------
              Total Salaries and Employee Benefits                                $   5,680            4,506             4,032
                                                                            ====================================================
         Number of full-time equivalent employees                                       117              109               104
                                                                            ----------------------------------------------------
         Regular payroll per full-time equivalent employee                            34.51            30.50             28.56
                                                                            ----------------------------------------------------
         Incentive compensation to regular payroll                                     11.5%             7.4%             13.7%
                                                                            ----------------------------------------------------
         Payroll taxes and benefits per full-time equivalent employee                 10.04             8.70              6.28
         -----------------------------------------------------------------------------------------------------------------------

The number of full-time equivalent employees increased 7% in 2001 compared to 2000 and 5% in 2000 compared to 1999. Regular payroll, contract labor and overtime increased 21% in 2001 compared to 2000 and 12% in 2000 compared to 1999. Total salaries and benefits expense increased 26% in 2001 compared to 2000 and 12% in 2000 compared to 1999. The average regular payroll per full-time equivalent employee increased 13% in 2001 compared to 2000 and increased 7% in 2000 compared to 1999.

Incentive compensation includes compensation to commissioned employees, bonus awards to employees under the Incentive Compensation Plan, contributions to the Employee Stock Ownership Plan and matching contributions to the 401(k) Stock Ownership Plan. The Incentive Compensation Plan pays bonuses to officers based upon the actual results of departmental and Bank-wide performance in comparison to predetermined targets. Contributions to the Employee Stock Ownership Plan are made at the discretion of the board of directors based upon profitability. Matching contributions to the 401(k) Stock Ownership Plan are made at the rate of 50% of the first 4% of compensation contributed by employees.

Payroll taxes and employee benefits per full-time equivalent increased 15% in 2001 as compared to 2000 and 39% in 2000 as compared to 1999. The increases are related primarily to a $132 thousand and $293 thousand increase during 2001 and 2000, respectively, in the supplemental compensation accruals made pursuant to the agreements summarized in Footnote 9 to the 2001 Consolidated Financial Statements, combined with increases in the Company's contribution to the Employee Stock Ownership Plan, general increases in the cost of medical and other related insurance benefits and education and training expenses. The accruals for the supplemental compensation agreements were initiated in April 1999.

Occupancy Expense

The following table provides the detail for each major segment of occupancy expense:

         ----------------------------------------------------------------------------------------------------------------
         (in thousands except square footage and cost per sq. ft.)             2001               2000              1999
         ----------------------------------------------------------------------------------------------------------------
         Depreciation                                                      $    347                335               366
         Property taxes, insurance, and utilities                               245                213               230
         Property maintenance                                                   181                184               124
         Net rental expense  (income)                                           177                 93                90
                                                                     ----------------------------------------------------
              Total Occupancy                                              $    950                825               810
                                                                     ====================================================
         Square footage of occupied and unoccupied space                     45,708             42,945            42,945
                                                                     ----------------------------------------------------
         Occupancy cost per square foot                                    $  20.78              19.21             18.86
                                                                     ----------------------------------------------------
         Locations                                                                9                  8                 8
         ----------------------------------------------------------------------------------------------------------------

Occupancy expenses increased 15% in 2001 compared to 2000 and 2% in 2000 compared to 1999.

The primary reason for the increases in 2001 and 2000 are the expansion into new offices combined with general increases in the maintenance of the existing locations. In January 2001 the Company entered into a long term lease to relocate its existing Folsom branch to a permanent site. In July 2001 the new branch opened for service and in August 2001, the former Folsom site was closed. In addition, in January 2001 the Company established a Small Business Administration loan production office in Folsom, California.

Equipment Expense

The following table provides the detail for each major segment of equipment expense:

         ----------------------------------------------------------------------------------------------------------------
         (in thousands)                                                         2001              2000              1999
         ----------------------------------------------------------------------------------------------------------------
         Depreciation                                                       $    684               506               488
         Maintenance                                                             237               259               188
         Rental expense                                                            8                16                11
                                                                     ----------------------------------------------------
              Total Equipment                                               $    929               781               687
         ----------------------------------------------------------------------------------------------------------------

Equipment expense increased 19% in 2001 compared to 2000 and increased 14% in 2000 compared to 1999.

The increases in 2001 and 2000 are primarily attributable to investments made in the Company's computer hardware and software systems. In addition, as noted above, during 2001 the Company opened an SBA loan production office in Folsom, California and relocated its Folsom branch to a larger full service facility.

Other Noninterest Expense

Other noninterest expense decreased 2% in 2001 as compared to 2000 and increased 14% in 2000 compared to 1999. The following table provides the detail for each major segment of other noninterest expense:

         ----------------------------------------------------------------------------------------------------------------
         (in  thousands)                                                       2001             2000              1999
         ----------------------------------------------------------------------------------------------------------------
         Third party data processing                                    $       877              869               821
         Professional fees                                                      403              771               554
         Marketing                                                              413              422                23
         Nonperforming loan costs                                                77              246                25
         Telephone and postage                                                  296              232               271
         Intangible amortization                                                171              215               282
         Director fees and retirement                                           385              193               158
         Office supplies                                                        247              189               193
         Printing                                                               121              105               109
         Other real estate owned losses and holding costs                        83               94                (8)
         Regulatory assessments                                                  91               87                85
         Business development                                                    90               82                78
         Year 2000 date change                                                    -                4               152
         Other                                                                  413              234               231
                                                                     ----------------------------------------------------
              Total Other Noninterest Expense                           $     3,667            3,743             3,274
         ----------------------------------------------------------------------------------------------------------------

Professional fees increased during 2000 as a result of the Company increasing its use of third parties in the development and implementation of specific strategic initiatives. The two primary initiatives included enhancing the Company's use of technology and opportunities to increase noninterest income.

The amortization of the core deposit and goodwill intangible assets purchased in the acquisition of the Wells Fargo Branches in 1997 declined 20% in 2001 as compared to 2000 and 24% in 2000 as compared to 1999. The Bank is using an accelerated method of amortization for these assets over an eight year period. Accordingly, the amortization expense is expected to continue to decline over the remaining amortization period.

During 2000 the Company expensed $246 thousand in costs associated with the resolution of non-performing loans. Included in these costs are amounts paid for legal representation, past due rent of borrowers, security and other property maintenance expenses. The past due rent, security and other property maintenance expenses were incurred by the Company in order to protect and preserve the quality of assets pledged as collateral for the non-performing loans.

During 2001 the Company expensed $385 thousand for director fees and retirement expense which represented an increase of $192 thousand, or 99%, as compared to 2000. The increase is primarily attributable to three events; a one time increase in the accrual for retirement benefits of certain emeritus directors, payment of insurance premiums for long term care insurance paid on behalf of certain directors and an increase in director fees associated with an increase in the total number of outside directors.

Income Taxes

The provision for income taxes as a percentage of pretax income for 2001, 2000, and 1999 was 15%, 19%, and 19%, respectively. The effective rate is lower than the combined marginal rate for state and federal taxes due primarily to the level of tax exempt income relative to total pre-tax income. The two primary components of tax exempt income are income from tax exempt investment securities and increases in the cash surrender value of life insurance.

Total tax exempt income decreased in 2001 as compared to 2000 and increased during 2000 as compared to 1999. Interest income on tax exempt investment securities decreased $287 thousand in 2001 as compared to 2000 as a result of a $4,989 thousand decrease in average tax exempt securities. Interest income on tax exempt investment securities increased $260 thousand in 2000 as compared to 1999 as a result of a $5,440 thousand increase in average tax exempt securities. Tax exempt income increased $200 thousand in 2001 and $57 thousand in 2000 as compared to 2000 and 1999, respectively, as a result of an investment of $12,690 thousand and $10,032 thousand, respectively, in the cash surrender value of life insurance as discussed below under Balance Sheet Review. Footnote 13 to the Consolidated Financial Statements contains a detailed presentation of the income tax provision and the related current and deferred tax assets and liabilities.

Balance Sheet Review

The following table presents average balance sheets for the years ended December 31, 2001, 2000 and 1999.

----------------------------------------------------------------------------------------------------------------------------
                                                  For the Year Ended         For the Year Ended        For the Year Ended
                                                   December 31, 2001          December 31, 2000        December 31, 1999
                                                    (in thousands)             (in thousands)            (in thousands)
                                               -----------------------------------------------------------------------------
                                                    Amount       Percent        Amount      Percent      Amount     Percent
----------------------------------------------------------------------------------------------------------------------------
Assets:

Cash & Due from banks                          $    11,310        5.59%          8,150        4.50%       7,488       4.45%

Federal funds sold                                  11,360        5.61%          5,090        2.81%       4,150       2.47%

Investment securities                               35,260       17.42%         34,690       19.16%      41,050      24.39%

Loans held for sale                                  3,130        1.55%          1,144        0.63%         564       0.34%
Loans (net of allowance for loan losses and

  deferred income)                                 117,320       57.95%        111,490       60.93%      98,196      58.35%

Premises and equipment, net                          6,800        3.35%          6,860        3.79%       6,863       4.08%

Other assets                                        17,260        8.53%         14,810        8.18%       9,969       5.92%
                                                    ------        -----         ------        -----       -----       -----

Total Assets                                   $   202,440      100.00%        181,090      100.00%     168,280     100.00%
                                                   =======      =======        =======      =======     =======     =======

Liabilities & Stockholders' Equity:

Deposits                                       $   183,580       90.68%        158,230       87.37%     152,630      90.70%

Short term borrowings                                  120         .06%          7,000        3.87%           -           -

Other liabilities                                    1,730         .85%          1,190        0.66%       1,507       0.90%

Stockholders' equity                                17,010        8.40%         14,670        8.10%      14,143       8.40%
                                                    ------        -----         ------        -----      ------       -----

Total Liabilities & Stockholders' Equity       $   202,440      100.00%        181,090      100.00%     168,280     100.00%
                                                   =======      =======        =======      =======     =======     =======

----------------------------------------------------------------------------------------------------------------------------

Average total assets increased 12% in 2001 compared to 2000 and 8% in 2000 compared to 1999. Year-end asset totals at December 31, 2001 reached $226,175 thousand and represented an increase of 22% over December 31, 2000. The increase in 2001 and 2000 is a function of deposit growth throughout the Bank's branch network, as average deposits increased 16% and 4%, respectively.

During 2001 average gross loans increased 8%. This increase was funded by the growth in deposits. During 2000 average gross loans increased 13%, which was funded by the growth in deposits combined with a 12% reduction in fed funds sold and investment securities.

Other assets at December 31, 2001 and 2000 increased 17% and 49% as compared to December 31, 2000 and 1999, respectively. The increases are primarily attributable to an increase in the cash surrender value of life insurance which averaged $11,831 thousand and $9,652 during 2001 and 2000, respectively. The cash surrender value of life insurance consists primarily of the Bank's contractual rights under single-premium life insurance policies written on the lives of certain officers and the directors of the Company and the Bank. The policies were purchased in order to indirectly offset anticipated costs of certain benefits payable upon the retirement, and the death or disability of the directors and officers pursuant to deferred compensation agreements. The cash surrender value accumulates tax-free based upon each policy's crediting rate which is adjusted by the insurance company on an annual basis.

Investment Securities

The following table presents the investment portfolio at December 31, 2001, 2000 and 1999 by security type, maturity, and yield:

--------------------------------------------------------------------------------------------------------------------------------
                                                                     Book  Value at December 31 (dollars in thousands):

                                                                     2001                  2000                   1999
                                                                     ----                  ----                   ----
                                                                Amount   Yield(a)     Amount    Yield(a)    Amount    Yield(a)
                                                                ------   --------     ------    --------    ------    --------
--------------------------------------------------------------------------------------------------------------------------------
U.S. Agency Securities:

Within 1 year                                                $  3,501       6.46%     3,520        6.34%      1,044       6.67%

After 1 year, within 5 years                                    8,099       5.66%     8,018        6.26%     12,622       6.40%

After 5 years, within 10 years                                      -           -       932        7.71%      1,500       7.18%

After 10 years                                                      -           -     1,500        6.85%      1,500       6.85%
                                                             -------------------------------------------------------------------
Total U.S. Agency                                            $ 11,600       5.90%    13,970        6.46%     16,666       6.53%

Collateralized Mortgage Obligations:

Within 1 year                                                $  1,192       4.27%     4,121        6.09%         57       3.37%

After 1 year, within 5 years                                   21,741       4.76%     1,975        7.09%      5,477       6.52%

After 5 years, within 10 years                                      -           -         -            -        961       6.87%

After 10 years                                                    131       3.42%       131        8.31%        132       8.17%
                                                             -------------------------------------------------------------------
Total Collateralized Mortgage Obligations                    $ 23,064       4.72%     6,227        6.46%      6,627       6.58%

Municipal Securities:

Within 1 year                                                $    100      10.24%     1,048        5.28%      1,053       6.66%

After 1 year, within 5 years                                    2,133       6.86%     1,630        7.42%      2,445       7.17%

After 5 years, within 10 years                                    476       7.44%     1,564        7.40%      2,444       6.08%

After 10 years                                                  2,309       8.20%     3,750        8.42%      6,245       5.69%
                                                             -------------------------------------------------------------------
Total Municipal Securities                                   $  5,018       7.60%     7,992        7.60%     12,187       6.15%

Other Debt Securities:

Within 1 year                                                $    202       7.41%       116       14.24%         10       7.57%

After 1 year, within 5 years                                      194       6.33%       338        9.41%        938       7.32%

After 5 years, within 10 years                                    274       4.48%       300            -          -           -

After 10 years                                                      -           -         -            -          -           -
                                                             -------------------------------------------------------------------
Total Other Debt Securities                                  $    670       5.90%       754        8.15%        948       7.32%

Money Market Mutual Fund                                            -           -         -            -          -           -

Federal Agency Stock                                              126       6.00%       126        6.00%        126       6.00%

Unrealized Holding (Loss) / Gain                                  537           -       491            -       (458)          -
                                                             -------------------------------------------------------------------
Total                                                        $ 41,015       6.66%    29,560        6.66%  $  36,096       6.43%
--------------------------------------------------------------------------------------------------------------------------------

(a)  The  yields  on  tax-exempt   obligations  have  not  been  computed  on  a
     tax-equivalent basis.

The investment portfolio increased $11,455, or 39%, at December 31, 2001 as compared to December 31, 2000 and declined $6,536 thousand, or 18%, at December 31, 2000 as compared to December 31, 1999. The increase in the investment portfolio during 2001 occurred as a result of deposit growth outpacing loan growth. The decline in the portfolio during 2000 funded increases in loan volume. During 2001 and 2000, investment securities totaling $18,381 thousand and $4,375 matured or were called prior to maturity during the year, respectively. During 2001, proceeds from the sale of investment securities totaled $3,578 thousand and resulted in gains totaling $267 thousand. During 2000, proceeds from the sale of investment securities totaled $4,391 thousand and resulted in gains totaling $149 thousand.

Loans

The following table summarizes gross loans and the components thereof as of December 31, for each of the last five years (includes loans held for sale):

----------------------------------------------------------------------------------------------------------------------------
                                                          Outstanding at December 31 (in thousands):

                                              2001             2000              1999              1998              1997
----------------------------------------------------------------------------------------------------------------------------
Commercial and other real estate     $     125,274           99,377            95,509            77,956            53,684

Real estate construction                    13,703           12,124            13,919            11,743             6,900

Installment and other                        3,674            3,605             3,301             3,463             3,525
                                             -----            -----             -----             -----             -----

Total Gross Loans                    $     142,651          115,106           112,729            93,162            64,109
                                           =======          =======           =======            ======            ======
----------------------------------------------------------------------------------------------------------------------------

Gross loans outstanding as of December 31, 2001 and 2000 exceeded the comparable prior year-end totals by 24% and 2%, respectively. Improving economic conditions combined with increased business development efforts were the foundation for the growth in both years. With the acquisition of the Wells Fargo Branches in 1997 combined with the entry into the Folsom and Elk Grove areas in 1998, the Company entered into new market areas that substantially enhanced its marketing capabilities.

The most significant segment of the loan portfolio is commercial loans, which represented 88% and 86% of the total portfolio at December 31, 2001 and 2000, respectively. Commercial loans include agricultural loans, working capital loans to businesses in a number of industries, and loans to finance commercial real estate. Agricultural loans represented approximately 17% and 17% of the commercial loan portfolio at December 31, 2001 and 2000, respectively. Agricultural loans are diversified throughout a number of agricultural business segments, including dairy, orchards, row crops, vineyards, cattle and contract harvesting. Agricultural lending risks are generally related to the potential for volatility of agricultural commodity prices. Commodity prices are affected by government programs to subsidize certain commodities, weather, and overall supply and demand in wholesale and consumer markets. Excluding agricultural loans, the remaining portfolio is principally dependent upon the health of the local economy and the related real estate market.

The maturity and repricing characteristics of the loan portfolio at December 31, 2001 are as follows:

----------------------------------------------------------------------------------------------------------------------------
Due:  (in thousands) (1)                                      Fixed Rate             Floating Rate                    Total
                                                              ----------             -------------                    -----
In 1 year or less                                               $ 16,765                    23,862                   40,627

After 1 year through 5 years                                      15,873                     9,751                   25,624

After 5 years                                                      8,106                    68,294                   76,400
                                                                  ------                    ------                   ------
Total Loans                                                     $ 40,744                   101,907                  142,651
                                                                 =======                   =======                  =======
----------------------------------------------------------------------------------------------------------------------------

(1) Scheduled repayments are reported in the maturity category in which the payment is due.

Approximately 29% of the loan portfolio carries a fixed rate of interest as of December 31, 2001, while approximately 46% of the portfolio matures within five years.

Deposits

The following table summarizes average deposit balances and rates for the years ended December 31, 2001, 2000, and 1999:

----------------------------------------------------------------------------------------------------------------------------
                                            For the Year Ended           For the Year Ended          For the Year Ended
(in thousands)                               December 31, 2001            December 31, 2000           December 31, 1999

         Type                             Average        Average        Average       Average       Average       Average
                                          Amount          Rate          Amount          Rate        Amount          Rate
----------------------------------------------------------------------------------------------------------------------------
Demand - non-interest bearing             $   25,350          N/A          21,240          N/A          19,830          N/A

NOW accounts                                  47,600        1.01%          41,267        1.13%          37,985        1.14%

Money market accounts                         15,050        1.98%          14,194        2.25%          17,028        2.23%

Savings                                       28,950        1.78%          28,509        1.97%          27,097        2.06%

Time deposits                                 66,630        5.02%          53,020        5.28%          50,690        4.60%
                                              ------        -----          ------        -----          ------        -----
Total Deposits                            $  183,580        2.53%         158,230        2.62%         152,630        2.42%
                                             =======        =====         =======        =====         =======        =====
----------------------------------------------------------------------------------------------------------------------------

Average deposits increased approximately 16% and 4% in 2001 and 2000, respectively. Due to a decreasing rate environment during 2001, the average rate decreased 9 basis points when comparing 2001 to 2000. Due to an increasing rate environment during 2000, the average rate increased 20 basis points when comparing 2000 to 1999. The deposit growth in 2001 and 2000 came from account growth at all branches throughout the Company's network. The growth was the result of business development efforts in the lending area as well as a continued influx of bank customers seeking a higher level of customer service than that experienced at major financial institutions. In addition, during 2001, with the anticipated growth in the Company's loan portfolio, management elected to increase the ratio of total certificates of deposit to total deposits. The growth in certificates of deposit during 2001 was consistent with the budget established by management and the ratio of certificates of deposit to total deposits as compared to the Bank's peer group.

Certificates of deposit contain regular and individual retirement account balances. There are no brokered certificates of deposit in the portfolio. Certificates of $100,000 or more represent approximately 36% and 29% of the certificate of deposit portfolio at December 31, 2001 and 2000, respectively. The following table summarizes the maturities of those certificates of $100,000 or more:

--------------------------------------------------------------------------------

(in thousands)                                                         2001
                                                                       ----

Three months or less                                                $ 7,694

Four months to six months                                             9,484

Seven months to twelve months                                         5,981

Over twelve months                                                    2,304
                                                                      -----
Total time deposits of $100,000 or more                             $25,463
                                                                     ======
--------------------------------------------------------------------------------

Short Term Borrowings

The Bank has two lines of credit with correspondent banks totaling $4 million at December 31, 2001. At December 31, 2000, the Bank had two lines of credit with correspondent banks totaling $7 million. The lines of credit are unsecured and renew annually. At December 31, 2001 and 2000 the Bank had outstanding borrowings under these lines totaling $4 million and $0, respectively. The maximum amount outstanding was $4 million and $7 million, the average balance outstanding was $50 thousand and $485 thousand and the weighted average interest rate was 3.02% and 5.57% for the years ending December 31, 2001 and 2000, respectively.

At December 31, 2001 and 2000 securities sold under agreements to repurchase totaled $0 and $4,588 thousand, respectively. The maximum amount outstanding was $4,588 thousand and $9,835 thousand, the average balance outstanding was $70 thousand and $6,523 thousand and the weighted average interest rate was 6.79% and 6.62% for the years ending December 31, 2001 and 2000, respectively. These agreements generally mature within 30 days.

These short term borrowings are used as temporary resources in managing the Bank's overall liquidity. The Bank's liquidity management is discussed in the Liquidity section below.

Asset Quality

The following table contains asset quality information with respect to the loan portfolio and other real estate owned:

----------------------------------------------------------------------------------------------------------------------------
                                                                    Asset Quality Statistics at December 31

(in thousands except multiples and percentages)              2001          2000           1999           1998          1997
----------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                        $   3,246         5,655          2,303            248           340

Accruing loans past due more than 90 days                       -             -            374            191            65
                                                            -----         -----            ---            ---            --

Total non-performing loans                              $   3,246         5,655          2,677            439           405
                                                            =====         =====          =====            ===           ===

Allowance for loan losses                               $   2,668         2,499          2,580          1,564         1,313

Allowance for loan losses to non-performing loans              82%           44%            96%           356%          324%

Total loan portfolio delinquency                             3.30%         5.14%          3.32%          1.40%         1.09%

Allowance for loan losses to total gross loans               1.87%         2.17%          2.29%          1.69%         2.05%

Other real estate owned                                 $     809           405            129            129           159

----------------------------------------------------------------------------------------------------------------------------

The Company's nonaccrual policy is discussed in note 1(c) to the consolidated financial statements. Interest income recorded on these nonaccrual loans was approximately $423 thousand, $224 thousand, $76 thousand, $2 thousand, and $8 thousand in 2001, 2000, 1999, 1998, and 1997, respectively. Interest income foregone or reversed on these loans was approximately $310 thousand, $542 thousand, $76 thousand, $43 thousand, and $45 thousand in 2001, 2000, 1999, 1998, and 1997, respectively. At December 31, 2001, there were no individually material or a material amount of loans in the aggregate for which management had serious doubts as to the borrower's ability to comply with present loan repayment terms and which may result in the subsequent reporting of such loans as nonaccrual.

Non-performing loans decreased $2,409 thousand, or 43%, in 2001 while increasing $2,978 thousand, $2,238 thousand and $34 thousand in 2000, 1999 and 1998, respectively. Portfolio delinquency also decreased to 3.30% in 2001 after increasing to 5.14%, 3.32% and 1.40% in 2000, 1999 and 1998, respectively. The dollar amount of the allowance for loan losses increased $169 thousand during 2001 and decreased $81 thousand during 2000 after having increased in each of the prior three years. The reasons for the increase in the allowance for loan losses in 2001 as compared to 2000 is explained in the "Allowance for Loan Losses" section above.

The following table summarizes the allocation of the allowance for loan losses at December 31, for each of the last five years:

----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands) December 31, 2001    December 31, 2000    December 31, 1999   December 31, 1998   December 31, 1997
                       -----------------    -----------------    -----------------   -----------------   -----------------
                                    %                   %                      %                   %                   %
Loan Category           Amount    Loans      Amount   Loans       Amount     Loans     Amount    Loans     Amount   Loans
                        ------    -----      ------   -----       ------     -----     ------    -----     ------   -----

Commercial and
other real estate     $ 2,122      87.82%     1,752    86.46%      1,943    84.72%    1,174     83.68%      986    83.74%

Real estate
construction              466       9.61%       666    10.41%        560    12.35%      342     12.60%      287    10.76%

Installment and
other                      80       2.57%        81     3.13%         77     2.93%       48      3.72%       40     5.50%
                           --       -----        --     -----         --     -----       --      -----       --     -----

                      $ 2,668     100.00%     2,499   100.00%      2,580   100.00%    1,564    100.00%    1,313   100.00%
                        =====     =======     =====   =======      =====   =======    =====    =======    =====   =======
----------------------------------------------------------------------------------------------------------------------------

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

The Company utilizes the tabular presentation alternative in complying with quantitative and qualitative disclosure rules. The following tables summarize the expected maturities, principal repayment and fair values of other financial instruments that are sensitive to changes in interest rates at December 31, 2001 and 2000.

As of December 31, 2001:

--------------------------------------------------------------------------------------------------------------------------------
                                               Expected Maturity / Principal Repayment                    Total        Fair
(in thousands)                        2002        2003        2004        2005        2006  Thereafter   Balance       Value
--------------------------------------------------------------------------------------------------------------------------------
Interest-Sensitive Assets:
Federal funds sold              $    6,129          --          --          --          --          --       6,129        6,129
Fixed rate investments (1)          10,908       8,342       6,476       4,339       4,214       6,128      40,407       40,407
Floating rate investments (1)           90          76          63          51          40         288         608          608
Fixed rate loans (2)                16,765       4,715       2,940       4,842       3,376       8,106      40,744       41,375
Floating rate loans (2)             23,862       3,028       2,495         903       3,325      68,294     101,907       99,663

Interest-Sensitive
Liabilities:
NOW account deposits (3)            19,571       3,259       3,259       3,259       3,259      16,321      48,928       48,928
Money market deposits (3)            8,448       1,407       1,407       1,407       1,407       7,043      21,119       21,119
Savings deposits (3)                12,717       2,117       2,117       2,117       2,117      10,608      31,793       31,793
Certificates of deposit             63,788       4,538         626         559         462          --      69,973       70,906
Short term borrowings                4,000          --          --          --          --          --       4,000        4,000

Interest-Sensitive
Off-Balance Sheet Items:
Commitments to lend                     --          --          --          --          --          --      41,822          418
Standby letters of credit               --          --          --          --          --          --         920            1
--------------------------------------------------------------------------------------------------------------------------------

As of December 31, 2000:

--------------------------------------------------------------------------------------------------------------------------------
                                               Expected Maturity / Principal Repayment                    Total        Fair
(in thousands)                     2001        2002        2003        2004        2005     Thereafter   Balance       Value
--------------------------------------------------------------------------------------------------------------------------------
Interest-Sensitive Assets:
Federal funds sold              $   10,115           -           -           -           -           -      10,115       10,115
Fixed rate investments (1)           8,227       6,074       4,423         992       1,048       8,008      28,772       28,772
Floating rate investments (1)          120          99          83          68          55         363         788          788
Fixed rate loans (2)                 1,489      12,446       5,681       5,769       2,447      15,091      42,923       44,929
Floating rate loans (2)              2,581      14,302       2,674       4,527       2,694      45,405      72,183       70,208

Interest-Sensitive
Liabilities:
NOW account deposits (3)            17,726       2,954       2,954       2,954       2,954      14,774      44,316       44,316
Money market deposits (3)            6,144       1,024       1,024       1,024       1,024       5,121      15,361       15,361
Savings deposits (3)                10,656       1,776       1,776       1,776       1,776       8,880      26,640       26,640
Certificates of deposit             46,313       4,517         528         111         252           -      51,721       52,491
Short term borrowings                4,588           -           -           -           -           -       4,588        4,588

Interest-Sensitive
Off-Balance Sheet Items:
Commitments to lend                      -           -           -           -           -           -      25,306          253
Standby letters of credit                -           -           -           -           -           -       1,034            1
--------------------------------------------------------------------------------------------------------------------------------

(1) Expected maturities for investment securities are based upon anticipated prepayments as evidenced by historical prepayment patterns.

(2) Expected maturities for loans are based upon contractual maturity dates. Amounts reported include loans held for sale.

(3) NOW, money market and savings deposits do not carry contractual maturity dates; therefore the expected maturities reflect estimates applied in evaluating the Company's interest rate risk. The actual maturities of NOW, money market, and savings deposits could vary substantially if future prepayments differ from the Company's historical experience.

At December 31, 2001, federal funds sold of $6,129 thousand with a yield of 1.46% and investment securities totaling $10,854 thousand with a weighted-average, tax-equivalent yield of 4.89% were scheduled to mature within one year. In addition, gross loans totaling $40,627 thousand with a weighted-average yield of 6.88% were scheduled to mature within the same time frame. Overall, interest-earning assets scheduled to mature within one year totaled $57,610 thousand with a weighted-average, tax-equivalent yield of 5.93% at December 31, 2001.

With respect to interest-bearing liabilities, based on historical withdrawal patterns, NOW accounts, money market and savings deposits of $40,736 thousand with a weighted-average cost of 1.34% were scheduled to mature within one year. Certificates of deposit totaling $63,788 thousand with a weighted-average cost of 4.06% were scheduled to mature in the same time frame. In addition, short term borrowings totaling $4,000 with a weighted-average cost of 1.96% were scheduled to mature within one year. Total interest-bearing liabilities scheduled to mature within one year totaled $108,524 thousand with a weighted-average rate of 2.96%.

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

As of December 31, 2001:

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

Federal funds sold         $     6,129            --           --             --             --            --        6,129

Investment securities            5,520         1,874        3,460         23,290          6,871            --       41,015

Loans (including loans
held for sale)                  46,357        20,534       10,371         59,036          6,353            --      142,651

Noninterest earning
assets and allowance for
loan losses                         --            --           --             --             --        37,057       37,057
                           -------------------------------------------------------------------------------------------------
Total Assets               $    58,006        22,408       13,831         82,326         13,224        37,057      226,175
                           =================================================================================================

Liabilities and
Stockholders' Equity

Savings, money market &
NOW deposits               $   101,840            --           --             --             --            --      101,840

Time deposits                   21,126        22,635       20,027          6,185             --            --       69,973

Short term borrowings            4,000            --           --             --             --            --        4,000

Other liabilities and
stockholders' equity                --            --           --             --             --        50,362       50,362
                           -------------------------------------------------------------------------------------------------
Total Liabilities and
Stockholders' Equity       $   126,966        22,635       20,027          6,185             --       (13,305)     226,175
                           =================================================================================================
Interest Rate
Sensitivity Gap            $   (68,960)         (227)      (6,196)        76,141         11,870          (677)          --
                           =================================================================================================
Cumulative Interest Rate
Sensitivity Gap            $   (68,960)      (69,187)     (75,383)           758         13,982            --           --
                           =================================================================================================
----------------------------------------------------------------------------------------------------------------------------

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

Liquidity

The Company's primary source of liquidity is dividends from the Bank. It is the Company's general policy to maintain liquidity levels at the parent which management believes to be consistent with the safety and soundness of the Company as a whole. Federal regulatory agencies have the authority to prohibit the payment of dividends by the Bank to the Company if a finding is made that such payment would constitute an unsafe or unsound practice or if the Bank would be undercapitalized as a result. The Company's primary uses of liquidity are associated with dividend payments made to the shareholders, and operating expenses.

The Bank's liquidity is managed on a daily basis by maintaining cash, federal funds sold, and short-term investments at levels commensurate with the estimated requirements for loan demand and fluctuations in deposits. Loan demand and deposit fluctuations are affected by a number of factors, including economic conditions, seasonality of the borrowing and deposit bases, and the general level of interest rates. The Bank maintains two lines of credit with correspondent banks as a supplemental source of short-term liquidity in the event that saleable investment securities and loans or available new deposits are not adequate to meet liquidity needs. The Bank has also established reverse repurchase agreements with two brokerage firms, which allow for short-term borrowings that are secured by the Bank's investment securities. Furthermore, the Bank may also borrow on a short-term basis from the Federal Reserve in the event that other liquidity sources are not adequate.

At December 31, 2001 liquidity was considered adequate, and funds available in the local deposit market and scheduled maturities of investments are considered sufficient to meet long-term liquidity needs and commitments (see Notes 8 and 10 to the consolidated financial statements for further information). Compared to 2000 liquidity decreased in 2001 as a result of the growth in loans, investment securities and cash surrender value of life insurance exceeding the growth in deposits.

Capital Resources

Consolidated capital increased $1,409 thousand, or 8.6%, during 2001. The increase was due primarily to net income of $1,207 thousand. Capital was further increased by $70 thousand as a result of an increase in the net unrealized holding gain on available-for-sale securities and $136 thousand as a result of stock options exercised. The consolidated capital to assets ratio decreased 99 basis points, or 11.1%, to 7.90% from 8.89%. This decrease is primarily due to the effect of asset growth exceeding the growth in capital. During 2001, total assets increased 22.2% while capital increased 8.6%.

The Bank's total risk-based and leverage capital ratios were 10.24% and 7.45%, respectively, at December 31, 2001 compared to 11.27% and 7.99%, respectively, at December 31, 2000. The decrease in the total risk-based ratio resulted as the growth in total assets outpaced the growth in capital. The total risk-based and leverage capital ratios at December 31, 2001, are in excess of the required regulatory minimums of 10% and 5%, respectively, for well-capitalized institutions.

At the February 28, 2002 regular Board of Directors Meeting, the Board approved a $5 million participation in a floating rate pooled trust preferred securities offering. The Company anticipates receiving the proceeds from the sale of the trust preferred securities on March 26, 2002. The Company intends to use the proceeds to increase the Bank's capital levels and for other corporate purposes. Under applicable regulatory guidelines, the Company expects that a portion of the trust preferred securities will qualify as Tier I Capital, and the remainder as Tier II Capital.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a) herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

ITEMS 10, 11, 12 and 13

The information required by these items is contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2002, and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after the close of the Company's fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Financial Statements and Schedules                   Page Reference

               Independent Auditors' Report                            35
               Consolidated Balance Sheets as of
                 December 31, 2001 and 2000                            36
               Consolidated Statements of Income
                 Years Ended 2001, 2000, and 1999                      37
               Consolidated Statements of Stockholders' Equity
                 and Comprehensive Income
                 Years Ended 2001, 2000, and 1999                      38
               Consolidated Statements of Cash Flows
                 Years Ended 2001, 2000, and 1999                      39
               Notes to Consolidated Financial Statements              40

         (b) Reports on Form 8-K

               None

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

                4(a)            Specimen  Common  Stock  Certificate,  filed  as
                                Exhibit 4.1 to the Company's General Form for Registration of Securities on Form 10, filed on September 21, 1983, is hereby incorporated by reference.

                4(b) Rights Agreement between First Financial Bancorp and Mellon Investor Services LLC, dated as of June 15, 2001, including Form of Right Certificate, filed as Exhibit 4 to the Company's Form 8-K filed on June 28, 2001, is hereby incorporated by reference.

                10(a)* First Financial Bancorp 1991 Director Stock Option Plan and form of Non-statutory Stock Option Agreement, filed as Exhibit 4.1 to the Company's Form S-8 Registration Statement (Registration No. 33-40954), filed on May 31, 1991, is hereby incorporated by reference.

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

                10(c)* First Financial Bancorp 1991 Employee Stock Option Plan and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement, filed as Exhibit 4.2 to the Company's Form S-8 Registration Statement (Registration No. 33-40954), filed on May 31, 1991, is hereby incorporated by reference.

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

                10(i)* Executive Supplemental Compensation Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and Leon J. Zimmerman, filed as
                                Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

                10(j)* Life Insurance Endorsement Method Split Dollar Plan Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and Leon J. Zimmerman, filed as Exhibit 10(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

                10(k)* Form of Director Supplemental Compensation Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Benjamin R. Goehring, Michael D. Ramsey, Weldon
                                D.  Schumacher  and Dennis R. Swanson,  filed as
                                Exhibit 10(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

                10(l)* Form of Life Insurance Endorsement Method Split Dollar Plan Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Benjamin R. Goehring, Michael D. Ramsey, Weldon D. Schumacher and Dennis R. Swanson, filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

                10(m)* Form of Director Supplemental Compensation Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Angelo J. Anagnos, Raymond H. Coldani, Bozant Katzakian and Frank M. Sasaki, filed as Exhibit 10(p) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

                10(n)* Form of Life Insurance Endorsement Method Split Dollar Plan Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Angelo J. Anagnos, Raymond H. Coldani, Bozant Katzakian and Frank M. Sasaki, filed as
                                Exhibit 10(q) to the

                                Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

                10(o)* Form of Long Term Care Agreement by and between Bank of Lodi, N.A. and certain directors and executive officers filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is hereby incorporated by reference.

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

                23              Consent of KPMG LLP, independent auditors

         (d)   Financial Statement Schedules

               No financial statement schedules are included in this report on the basis that they are either inapplicable or the information required to be set forth therein is contained in the financial statements included in this report.

---------------------
* Management contract or compensatory plan or arrangement

Independent Auditors' Report

The Board of Directors

First Financial Bancorp:

We have audited the accompanying consolidated balance sheets of First Financial Bancorp and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Bancorp and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                  /s/ KPMG LLP

Sacramento, California
February 28, 2002

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      (in thousands, except share amounts)
                           December 31, 2001 and 2000

         Assets                                                                       2001                2000
-------------------------------------------------------------------------------------------------------------------
         Cash and due from banks                                               $    13,328              10,909

         Federal funds sold                                                          6,129              10,115

         Investment securities available-for-sale, at fair value
              (includes securities pledged to creditors with the right
              to sell or pledge of  $0 and $4,588, respectively)                    41,015              29,560

         Loans held for sale                                                         3,876               1,292

         Loans, net of deferred loan fees and allowance for loan losses of
              $3,345 and $3,021 in 2001 and 2000, respectively                     135,430             110,793

         Premises and equipment, net                                                 7,185               7,002

         Accrued interest receivable                                                 1,265               1,447

         Other Assets                                                               17,947              13,946
-------------------------------------------------------------------------------------------------------------------
                                                                               $   226,175             185,064
===================================================================================================================

         Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------------------------

         Liabilities:

         Deposits:

              Noninterest bearing                                              $    29,758              24,223

              Interest bearing                                                     171,813             138,038
-------------------------------------------------------------------------------------------------------------------
                  Total deposits                                                   201,571             162,261

         Accrued interest payable                                                      307                 316

         Short term borrowings                                                       4,000               4,588

         Other liabilities                                                           2,434               1,445
-------------------------------------------------------------------------------------------------------------------
                  Total liabilities                                                208,312             168,610

         Stockholders' equity:

         Preferred stock - no par value; authorized 1,000,000 shares;
           no shares issued and outstanding                                              -                   -

         Common stock - no par value; authorized 9,000,000 shares; issued and
           outstanding in 2001, 1,622,300 shares; in 2000, 1,526,063 shares         10,191               9,338

         Retained earnings                                                           7,317               6,831

         Accumulated other comprehensive income, net                                   355                 285
-------------------------------------------------------------------------------------------------------------------
                  Total stockholders' equity                                        17,863              16,454
-------------------------------------------------------------------------------------------------------------------
                  Commitments and contingencies                                $   226,175             185,064
===================================================================================================================

See accompanying notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                     (in thousands except per share amounts)

                  Years Ended December 31, 2001, 2000 and 1999

                                                                   2001                  2000                  1999
-------------------------------------------------------------------------------------------------------------------
         Interest income:
              Loans, including fees                      $       11,304                10,953                 9,911
              Interest on investment securities
                available for sale:
                  Taxable                                         1,832                 1,686                 2,145
                  Exempt from Federal taxes                         241                   528                   268
              Federal funds sold                                    481                   329                   202
-------------------------------------------------------------------------------------------------------------------
                  Total interest income                          13,858                13,496                12,526

         Interest expense:
              Deposit accounts                                    4,639                 4,151                 3,688
              Other borrowings                                        5                   462                    11

-------------------------------------------------------------------------------------------------------------------
                  Total interest expense                          4,644                 4,613                 3,699

                      Net interest income                         9,214                 8,883                 8,827

         Provision for loan losses                                  391                   135                 1,051
-------------------------------------------------------------------------------------------------------------------
                  Net interest income after provision
                      for loan losses                             8,823                 8,748                 7,776

         Noninterest income:
              Service charges                                     1,414                 1,261                 1,078
              Gain on sale of investment securities
                  available-for-sale                                267                   149                     -
              Gain on sale of other real estate owned               255                     -                     -
              Gain on stock issued in insurance
                  company demutualization                             -                     -                   287
              Gain on sale of loans                                 553                   246                   310
              Premiums and fees from SBA and
                  mortgage operations                               379                   378                   371
              Increase in cash surrender value
                  of life insurance                                 658                   458                   206
              Other                                                 302                   198                   209
-------------------------------------------------------------------------------------------------------------------
                  Total noninterest income                        3,828                 2,690                 2,461

         Noninterest expense:
              Salaries and employee benefits                      5,680                 4,506                 4,032
              Occupancy                                             950                   825                   810
              Equipment                                             929                   781                   687
              Other                                               3,667                 3,743                 3,274
-------------------------------------------------------------------------------------------------------------------
                  Total noninterest expense                      11,226                 9,855                 8,803
-------------------------------------------------------------------------------------------------------------------
         Income before provision for income taxes                 1,425                 1,583                 1,434

         Provision for income taxes                                 218                   300                   275
-------------------------------------------------------------------------------------------------------------------
                  Net income                             $        1,207                 1,283                 1,159
===================================================================================================================

         Earnings per share:
-------------------------------------------------------------------------------------------------------------------
              Basic                                      $          .75                   .81                   .75
===================================================================================================================
              Diluted                                    $          .73                   .79                   .72
===================================================================================================================
         Dividends per share                             $            -                   .05                   .20
===================================================================================================================

See accompanying notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                       (in thousands except share amounts)
                  Years Ended December 31, 2001, 2000 and 1999

                                                                                                       Accumulated
                                           Common        Common                                           Other
                                            Stock         Stock        Comprehensive    Retained      Comprehensive
Description                                Shares        Amounts          Income        Earnings   Income (Loss), net     Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998            1,349,292      $    7,584                         5,971               302        13,857

Comprehensive income:
   Net income                                                         $      1,159        1,159                           1,159
                                                                       -----------
Other comprehensive loss:
   Unrealized holding loss arising
     during the current period,
     net of tax benefit of $410                                               (568)
                                                                       ------------
       Total other comprehensive lo ss                                        (568)                          (568)         (568)
                                                                       -----------
   Comprehensive income                                               $        591
                                                                       ===========

Options exercised                           43,582            359                                                           359
Stock dividend                              40,860            490                          (490)
Cash issued in lieu of stock dividend                                                        (7)                             (7)
Cash dividend                                                                              (279)                           (279)
                                         ------------------------                        --------------------------------------
Balance at December 31,1999              1,433,734          8,433                         6,354              (266)       14,521

Comprehensive income:
   Net income                                                         $      1,283        1,283                           1,283
                                                                       -----------
   Other comprehensive income:
     Unrealized holding gain arising
       during the current period,
       net of tax effect of $459                                               639
     Reclassification adjustment
       due to gains realized,
       net of tax effect of $61                                                (88)
         Total other comprehensive
           income, net of
                                                                       -----------
           tax effect of $398                                                  551                            551           551
                                                                       -----------
     Comprehensive income                                             $      1,834
                                                                       ===========

Options exercised                           20,565            173                                                           173
Stock dividend                              71,764            732                          (732)
Cash dividend                                                                               (74)                            (74)
                                         ------------------------                        --------------------------------------
Balance at December 31, 2000             1,526,063          9,338                         6,831               285        16,454

Comprehensive income:
   Net income                                                         $      1,207        1,207                           1,207
                                                                       -----------
   Other comprehensive income:
     Unrealized holding gain arising
       during the current period,
       net of tax effect of $133                                               228
     Reclassification adjustment
       due to gains realized,
       net of tax effect of $109                                              (158)
         Total other comprehensive
           income, net of
                                                                       -----------
           tax effect of $24                                                    70                             70            70
                                                                       -----------
     Comprehensive income                                             $      1,277
                                                                       ===========

Options exercised                           20,392            136                                                           136
Stock dividend                              75,845            717                          (717)
Cash in lieu of stock dividend                                                               (4)                             (4)
                                         ------------------------                        --------------------------------------
Balance at December 31, 2001             1,622,300     $   10,191                         7,317               355        17,863
                                         ========================                        ======================================

See accompanying notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                  Years Ended December 31, 2001, 2000 and 1999

                                                                            2001             2000              1999
-------------------------------------------------------------------------------------------------------------------
         Cash flows from operating activities:
              Net income                                                 $ 1,207            1,283             1,159
              Adjustments to reconcile net income to net cash flows
              (used in) provided by operating activities:
                  Loans held for sale:
                      Loans originated                                   (33,950)         (13,896)          (15,918)
                      Proceeds from sale                                  31,919           13,821            17,630
                      Gain on sale of loans                                 (553)            (246)             (310)
                  Increase (decrease) in deferred loan income                155              (34)               36
                  Depreciation and amortization                            1,366              826             1,126
                  Provision for loan losses                                  391              135             1,051
                  Gain on sale of available-for-sale securities             (267)            (149)                -
                  Gain on sale of other real estate owned                   (255)               -                 -

                  Provision for deferred taxes                              (401)             (46)             (673)
                  Decrease (increase) in accrued interest receivable         182               40              (134)
                  (Decrease) increase in accrued interest payable             (9)              12               (85)
                  Increase in cash surrender value of life insurance        (658)            (458)             (206)
                  Increase in other assets                                  (685)            (258)             (519)
                  Increase in other liabilities                              989              397               438
-------------------------------------------------------------------------------------------------------------------
                  Net cash (used in) provided by operating activities       (569)           1,427             3,595

         Cash flows from investing activities:
              Investment securities available-for-sale:
                  Purchases                                              (33,269)            (906)          (43,666)
                  Proceeds from prepayments                                8,833              821               909
                  Proceeds from maturity                                   9,548            3,554             8,271
                  Proceeds from sale                                       3,578            4,391            43,054
              Increase in loans made to customers                        (26,269)          (2,676)          (21,006)
              Proceeds from the sale of other real estate                    937              160                11
              Purchases of bank premises, equipment and intangible assets (1,210)            (743)             (684)
              Purchase of cash surrender value life insurance             (2,000)            (900)           (4,194)
-------------------------------------------------------------------------------------------------------------------
              Net cash (used in) provided by investing activities        (39,852)           3,701           (17,305)

         Cash flows from financing activities:
              Net increase in deposits                                    39,310            6,100             6,617
             (Decrease) increase in short term borrowings                   (588)             288             4,300
              Proceeds received upon exercise of stock options               136              173               359
              Dividends paid                                                  (4)             (74)             (286)
-------------------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities                   38,854            6,487            10,990
-------------------------------------------------------------------------------------------------------------------
         Net (decrease) increase in cash and cash equivalents             (1,567)          11,615            (2,720)
         Cash and cash equivalents at beginning of year                   21,024            9,409            12,129
-------------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of year                       $ 19,457           21,024             9,409
===================================================================================================================

         Supplemental Disclosures of Cash Flow Information:
              Cash paid during the year for:
                  Interest                                              $  4,653            4,601             3,784
                  Income taxes                                               372              586               663
              Loans transferred to other real estate owned                 1,086              405                 -
              Stock dividend                                                 717              732               490

See accompanying notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

(1)  Summary of Significant Accounting Policies

     The accounting and reporting policies of First Financial Bancorp (the Company) and its subsidiaries, Bank of Lodi, N.A., (the Bank) and Western Auxiliary Corporation (WAC) conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expense for the period. Actual results could differ from those estimates applied in the preparation of the consolidated financial statements. The most significant accounting estimate for the Company is the allowance for loan losses. The following are descriptions of the significant accounting and reporting policies:

     (a)  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries for all periods presented. All material inter-company accounts and transactions have been eliminated in consolidation.

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

     (e)  Gain or Loss on Sale of Loans and Servicing Rights

     Transfers and servicing of financial assets and extinguishments of liabilities are accounted for and reported based on consistent application of a financial-components approach that focuses on control. Transfers of financial assets that are sales are distinguished from transfers that are secured borrowings. Retained interests in loans sold are measured by allocating the previous carrying amount of the transferred assets between the loans sold and retained interests, if any, based on their relative fair value at the date of transfer. Fair values are estimated using discounted cash flows based on a current market interest rate.

     The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company measures the impairment of the servicing asset based on the difference between the carrying amount of the servicing asset and its current fair value. The servicing asset totaled $79 thousand and $37 thousand at December 31, 2001 and 2000, respectively. As of December 31, 2001 and 2000, there was no impairment in servicing asset.

     A sale is recognized when the transaction closes and the proceeds are other than beneficial interests in the assets sold. A gain or loss is recognized to the extent that the sales proceeds and the fair value of the servicing asset exceed or are less than the book value of the loan. Additionally, the fair value of servicing rights is considered in the determination of the gain or loss. When servicing rights are sold, a gain or loss is recognized at the closing date to the extent that the sales proceeds, less costs to complete the sale, exceed or are less than the carrying value of the servicing rights held.

     (f)  Allowance for Loan Losses

     The allowance for loan losses is established through a provision charged to expense. Loans are charged off against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Recoveries of amounts previously charged off are added back to the allowance. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and overdrafts based on evaluations of collectibility and prior loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, commitments, and current and anticipated economic conditions that may affect the borrowers' ability to pay. While management uses these evaluations to recognize the provision for loan losses, future provisions may be necessary based on changes in the factors used in the evaluations. The allowance for loan losses is also subject to review by the Comptroller of the Currency, the Bank's principal regulator.

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

     (h)  Intangible Assets

     Goodwill, representing the excess of purchase price over the fair value of net assets acquired, results from branch acquisitions made by the Company. Goodwill is being amortized on an accelerated basis over eight years. Core deposit intangibles are amortized on an accelerated basis over eight years. Intangible assets are reviewed on a periodic basis for other than temporary impairment. If such impairment is indicated, recoverability of the asset is assessed based upon expected undiscounted net cash flows. Intangible assets totaled $514 thousand and $685 thousand at December 31, 2001 and 2000, respectively, and are included in Other Assets.

     (i)  Other Real Estate Owned (OREO)

     Other real estate is comprised of property acquired through foreclosure proceedings or acceptance of deeds-in-lieu of foreclosure. Losses recognized at the time of acquiring property in full or partial satisfaction of debt are charged against the allowance for loan losses. Other real estate is recorded at the lower of the related loan balance or fair value, less estimated disposition costs. Fair value of other real estate is generally based on an independent appraisal of the property. Any subsequent costs or losses are recognized as noninterest expense when incurred. Subsequent operating expenses or income, changes in carrying value, and gains or losses on disposition of OREO are reflected in other noninterest expense.

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

     On May 8, 2001, the Company effected a five percent stock dividend payable to stockholders of record as of May 22, 2001. All share, per share, Common Stock and stock option amounts herein have been restated to reflect the effects of the stock dividend.

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

     Income tax expense is allocated to each entity of the Company based upon analyses of the tax consequences of each company on a stand-alone basis.

     (l)  Statements of Cash Flows

     For purposes of the statements of cash flows, cash, short term (90 days or less) deposits in other banks, and federal funds sold, which generally have maturities of one day, are considered to be cash equivalents.

     (m)  Impairment of Long-Lived  Assets and Long-Lived  Assets to Be Disposed
          Of

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (n)  Stock Based Compensation

     The Company accounts for its stock option plan using the intrinsic value method. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price of the stock options.

     (o)  Impact Of Recently Issued Accounting Standards

     Effective April 1, 2001, the Company adopted FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, which supersedes the guidance in FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of Statement No. 125 without reconsideration. Statement No. 140 is effective for transfers of financial assets occurring after March 31, 2001; it is applied prospectively. The adoption of Statement No. 140 did not have a material impact on the financial condition or operating results of the Company as of and for the year ending December 31, 2001.

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company adopted the provisions of Statement No. 141 in July 2001 and is required to adopt Statement No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001, but prior to the effective date of Statement No. 142, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142. The adoption of Statement No. 141 did not have a material impact on the financial condition or operating results of the Company as of and for the year ending December 31, 2001. The adoption of Statement No. 142 will not have a material impact on the financial condition or operating results of the Company. The only exception to Statement No. 142 is the amortization of goodwill and intangible assets acquired under the provisions of Statement No. 72, Accounting of Certain Acquisitions of Banking or Thrift Institutions. The Company will continue to amortize goodwill and intangible assets acquired under this statement.

     (p)  Reclassifications

     Certain amounts in prior years' presentations have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported income.

(2)  Restricted Cash Balances

     The Bank is required to maintain certain daily reserve balances in accordance with Federal Reserve Board requirements. Aggregate reserves of $3,819 thousand and $2,956 thousand were necessary to satisfy these requirements at December 31, 2001 and 2000, respectively.

(3)  Investment Securities

     Investment securities at December 31, 2001 and 2000 consisted of the following:

                                                                   December 31, 2001
                                            Estimated            Gross            Gross
                                            Amortized         Unrealized        Unrealized       Market
(in thousands)                                 Cost              Gains            Losses          Value
--------------------------------------------------------------------------------------------------------
Available for Sale
U.S. Agency securities                       $11,600              144               --           11,744
Municipal securities                           5,018              256               --            5,274
Collateralized mortgage obligations           23,064              143                4           23,203
Other debt securities                            670                1                3              668
Investment in Federal Agency stock               126               --               --              126
--------------------------------------------------------------------------------------------------------
Total                                        $40,478              544                7           41,015
========================================================================================================

                                                                   December 31, 2000
                                            Estimated            Gross            Gross
                                            Amortized         Unrealized        Unrealized       Market
(in thousands)                                 Cost              Gains            Losses          Value
--------------------------------------------------------------------------------------------------------
Available for Sale
U.S. Agency securities                       $13,970               46               59           13,957
Municipal securities                           7,992              450               --            8,442
Collateralized mortgage obligations            6,227               48                4            6,271
Other debt securities                            754               10               --              764
Investment in Federal Agency stock               126               --               --              126
--------------------------------------------------------------------------------------------------------
Total                                        $29,069              554               63           29,560
========================================================================================================

     Investment securities totaling $13,806 thousand and $7,719 thousand were pledged as collateral to secure Local Agency Deposits as well as treasury, tax and loan accounts with the Federal Reserve at December 31, 2001 and 2000, respectively.

     Proceeds from the sale of Available for Sale securities during 2001, 2000 and 1999 were $3,578 thousand, $4,391 thousand and $43,054 thousand. The Company realized gross gains totaling $267 thousand and $149 on the sale of Available for Sale securities during the year ended December 31, 2001 and 2000, respectively.

     Federal Agency dividends paid to the Company were $7 thousand in 2001, 2000 and 1999.

     The amortized cost and estimated fair value of debt securities at December 31, 2001, by contractual maturity, or expected maturity where applicable, are shown below. Expected maturities will differ from contractual maturities because certain securities provide the issuer with the right to call or prepay obligations with or without call or prepayment penalties.

                                                           December 31, 2001
                                                     Amortized            Market
(in thousands)                                         Cost               Value
--------------------------------------------------------------------------------
Due in one year or less                              $ 4,995              5,011
Due after one year through five years                 32,167             32,542
Due after five years through 10 years                    750                772
Due after 10 years                                     2,440              2,564
--------------------------------------------------------------------------------
                                                     $40,352             40,889
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

     Outstanding loans consisted of the following at December 31:

(in thousands)                                         2001                2000
-------------------------------------------------------------------------------
Commercial                                        $ 115,402              91,994
Real estate construction                             13,703              12,124
Other real estate                                     5,996               6,091
Installment and other                                 3,674               3,605
-------------------------------------------------------------------------------
                                                    138,775             113,814

Deferred loan fees and loan sale premiums              (677)               (522)
Allowance for loan losses                            (2,668)             (2,499)
-------------------------------------------------------------------------------
                                                  $ 135,430             110,793
===============================================================================

     SBA and mortgage loans serviced by the Bank totaled $83,252 thousand, $73,607 thousand and $73,154 thousand at December 31, 2001, 2000 and 1999, respectively.

     Changes in the allowance for loan losses were as follows:

(in thousands)                              2001           2000          1999
------------------------------------------------------------------------------
Balance, beginning of year               $ 2,499          2,580         1,564
Loans charged off                           (283)          (246)         (110)
Recoveries                                    61             30            75
Provision charged to operations              391            135         1,051
------------------------------------------------------------------------------
Balance, end of year                     $ 2,668          2,499         2,580
==============================================================================

     Nonaccrual loans totaled $3,246 thousand, $5,655 thousand and $2,303 thousand at December 31, 2001, 2000 and 1999, respectively. Interest income, which would have been recorded on nonaccrual loans, was $310 thousand, $542 thousand and $76 thousand, in 2001, 2000, and 1999, respectively.

     Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. At December 31, 2001 and 2000, the Bank had outstanding balances of $3,246 thousand and $5,655 thousand in impaired loans which had valuation allowances of $464 thousand in 2001 and $744 thousand in 2000. The average outstanding balances of impaired loans for the years ended December 31, 2001, 2000 and 1999 were $4,871 thousand, $5,847 thousand and $805 thousand respectively, on which $423 thousand, $224 thousand and $76 thousand, respectively, was recognized as interest income.

     At December 31, 2001 and 2000, the collateral value method was used to measure impairment for all loans classified as impaired. Impaired loans at December 31, 2001 and 2000 consisted solely of commercial loans.

(5)  Premises and Equipment

     Premises and equipment consisted of the following at December 31:

(in thousands)                                          2001               2000
--------------------------------------------------------------------------------
Land                                                $    874                874
Building                                               5,725              5,725
Leasehold improvements                                 1,952              1,874
Furniture and equipment                                5,198              4,089
--------------------------------------------------------------------------------
                                                      13,749             12,562
--------------------------------------------------------------------------------
Accumulated depreciation and amortization             (6,564)            (5,560)
--------------------------------------------------------------------------------
                                                    $  7,185              7,002
================================================================================

     The Bank leases a portion of its building to unrelated parties under operating leases which expire in various years. The minimum future rentals to be received on non-cancelable leases as of December 31, 2001 are summarized as follows:

(in thousands)             Year Ending December 31,
--------------------------------------------------------------------------------
                             2002                                    $    68
                             2003                                         39
                             2004                                         23
                             2005                                         19
                             2006                                          7
--------------------------------------------------------------------------------
                             Total minimum future rentals            $   156
================================================================================

(6)  Other Assets

     Other assets includes the cash surrender value of life insurance totaling $12,690 thousand and $10,032 thousand at December 31, 2001 and 2000 respectively. The cash surrender value of life insurance consists primarily of the Bank's contractual rights under single-premium life insurance policies written on the lives of certain officers and the directors of the Company and the Bank. The policies, for which the Bank is the beneficiary, were purchased in order to indirectly offset anticipated costs of certain benefits payable upon the retirement, and the death or disability of the directors and officers pursuant to deferred compensation agreements. The cash surrender value accumulates tax-free based upon each policy's crediting rate, which is adjusted by the insurance company on an annual basis.

     Other real estate owned is also included in other assets and was $809 thousand and $405 thousand at December 31, 2001 and 2000, respectively. Other real estate owned of $1,086 thousand and $405 thousand was acquired through foreclosure as settlement for loans during 2001 and 2000, respectively. These amounts represent non-cash transactions, and accordingly, have been excluded from the Consolidated Statements of Cash Flows.

(7)  Deposits

     The following is a summary of deposits at December 31:

(in thousands)                                        2001                  2000
--------------------------------------------------------------------------------
Demand                                            $ 29,758                24,223
--------------------------------------------------------------------------------
NOW and Super NOW Accounts                          48,928                44,316
Money Market                                        21,119                15,361
Savings                                             31,793                26,640
Time, $100,000 and over                             25,463                14,783
Other Time                                          44,510                36,938
--------------------------------------------------------------------------------
                                                  $201,571               162,261
================================================================================

     Interest paid on time deposits in denominations of $100 thousand or more was $1,069 thousand, $943 thousand and $765 thousand in 2001, 2000 and 1999, respectively.

     At December 31, 2001, the aggregate maturities for time deposits is as follows:

(in thousands)
--------------------------------------------------------------------------------
2002                                         $  63,924
2003                                             4,538
2004                                               626
2005                                               559
2006                                               326
--------------------------------------------------------------------------------
Total                                        $  69,973
================================================================================

(8)  Operating Leases

     The Bank has non-cancelable operating leases with unrelated parties for office space and equipment. The lease payments for future years are as follows:

Year Ending December 31, (in thousands)                           Lease Payments
--------------------------------------------------------------------------------
2002                                                                 $       223
2003                                                                         198
2004                                                                         107
2005                                                                          84
2006                                                                          86
--------------------------------------------------------------------------------
                                                                     $       698
================================================================================

     Total rental expense for operating leases was $254 thousand, $158 thousand and $101 thousand in 2001, 2000 and 1999 respectively.

(9)  Supplemental Compensation Agreements

     Effective April 3, 1999 the Company and the Bank entered into nonqualified supplemental compensation agreements with all of the directors and certain executive officers for the provision of death, disability and post-employment/retirement benefits. The agreement with directors includes elective provisions for service as a director emeritus following termination of service as a member of the Bank's Board of Directors.
     Directors who elect to serve as a director emeritus receive certain benefits during such period of service in addition to benefits applicable to all directors which commence upon expiration of the three year emeritus period. The Company accrues for the compensation based on anticipated years of service and the vesting schedule provided in the agreements.

     During 2000, the Company converted its existing nonqualified supplemental compensation agreements from a defined contribution retirement and death benefit plan to a defined benefit plan (Plan). The Plan is unsecured and unfunded and there are no Plan assets. The Company has purchased insurance on the lives of the directors and executive officers in the Plan and intends to use the cash values of these policies as a funding source to pay the supplemental compensation obligations. (See Note 6 for information regarding the cash values of the life insurance). The accrued pension obligation was $948 thousand and $456 thousand as of December 31, 2001 and 2000, respectively. The Company did not recognize any additional expense as a result of the conversion. The Company recognized expense related to the Plan during 2001 and 2000 totaling $493 thousand and $286 thousand, respectively. The net periodic benefits cost of $456 thousand was all related to service cost. The net periodic cost was determined using a discount rate of 7.50%.

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

     At December 31, 2001 and 2000, financial instruments whose contract amounts represent credit risk are as follows:

(in thousands)                                     2001              2000
--------------------------------------------------------------------------------
Commitments to extend credit                  $  41,822            25,306
================================================================================
Standby letters of credit                     $     920             1,034
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

(11) Non-interest Income

     During 1998, the Company purchased single-premium life insurance policies written on the lives of certain officers and the directors of the Company and the Bank. During 1999, one of the insurance companies converted from a mutual to a stock based company, which process is referred to as "demutualization." As a result of the demutualization, policyholders of the insurance company received shares of common stock of the insurance company. The number of shares of stock received by policyholders was based upon the cash surrender value of the individual policies. The Company received and subsequently sold the shares in December 1999. The gain recognized upon the receipt of the stock totaled $287 thousand.

(12) Other Non-interest Expense

     Other noninterest expense for the years 2001, 2000 and 1999 included the following significant items:

(in thousands)                                   2001         2000         1999
--------------------------------------------------------------------------------
Third party data processing expense            $  877          869          821
Professional fees                                 403          771          554
Marketing                                         413          422          323
Non-performing loan costs                          77          246           25
Telephone and postage                             296          232          271
Intangible amortization                           171          215          282
Directors' fees and retirement                    385          193          158
Supplies                                          247          189          193
Printing                                          121          105          109
Other                                             677          501          538
--------------------------------------------------------------------------------
     Total                                     $3,667        3,743        3,274
================================================================================

(13) Income Taxes

     The provision for income taxes for the years 2001, 2000 and 1999 consisted of the following:

2001 (in thousands)                   Federal            State            Total
--------------------------------------------------------------------------------
Current                                 $ 487              132              619
Deferred, net                            (358)             (43)            (401)
--------------------------------------------------------------------------------
     Income tax expense                 $ 129               89              218
================================================================================

2000 (in thousands)                   Federal            State            Total
--------------------------------------------------------------------------------
Current                                 $ 204              142              346
Deferred, net                             (29)             (17)             (46)
--------------------------------------------------------------------------------
     Income tax expense                 $ 175              125              300
================================================================================

================================================================================

1999 (in thousands)                   Federal            State            Total
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
================================================================================

     Income taxes receivable of $12 thousand and $251 thousand are included in other assets at December 31, 2001 and 2000, respectively.

     The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The reasons for these differences are as follows:

                                                          2001                      2000                      1999
(dollars in thousands)                            Amount         Rate       Amount         Rate       Amount        Rate
--------------------------------------------------------------------------------------------------------------------------
Federal income tax expense, at statutory
  income tax rates                                $ 485           34%         538           34%         488           34%
State franchise tax expense, net of federal
  income tax benefits                                75            7%          98            7%         103            7%
Tax-free interest income                           (299)         (21%)       (319)         (20%)       (157)         (11%)
Change in the beginning of the year deferred
  tax asset valuation allowance                      --           --           --           --          (85)          (6%)
Other                                               (43)          (5%)        (17)          (2%)        (74)          (5%)
--------------------------------------------------------------------------------------------------------------------------
                                                  $ 218           15%         300           19%         275           19%
==========================================================================================================================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below.

(dollars in thousands)                                       2001          2000
--------------------------------------------------------------------------------
Deferred tax assets:
Allowance for loan losses                                 $   912           853
Interest on nonaccrual loans                                  115           115
Deferred loan income                                          121           162
Accumulated depreciation                                      107            --
Accumulated Amortization                                      377           361
Deferred compensation                                         448           225
Other                                                          95            77
--------------------------------------------------------------------------------
    Total gross deferred tax assets                         2,175         1,793
    Less valuation allowance                                  (35)          (35)
--------------------------------------------------------------------------------
    Deferred tax assets, net of allowance                   2,140         1,758
--------------------------------------------------------------------------------

Deferred tax liabilities:
Accumulated depreciation                                       --            (9)
Deferred loan origination costs                              (247)         (272)
Unrealized gain on available-for-sale securities, net        (182)         (206)
Other                                                        (136)         (121)
--------------------------------------------------------------------------------
    Total gross deferred tax liabilities                     (565)         (608)
--------------------------------------------------------------------------------
    Net deferred tax asset                                $ 1,575         1,150
================================================================================

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2001 and 2000.

(14) Stockholders' Equity

     (a)  Stock Options

     In February 1997, the Board of Directors adopted the First Financial Bancorp 1997 Stock Option Plan. The maximum number of shares issuable under the Plan is 446,516 less any shares reserved for issuance pursuant to the 1991 Plans. Options are granted at an exercise price of at least 100% and 85% of the fair market value of the stock on the date of grant for employee stock options and director stock options, respectively. The options issued in 2001, 2000 and 1999 were not issued at less than 100% of market value.

     The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $2.53, $2.12 and $3.12, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants as of December 31, 2001, 2000 and 1999, respectively: dividend yield of 0.00%, 0.00% and 0.00%; expected volatility of 18.4% and 18.4%; risk-free interest rate of 4.46%, 5.17% and 6.19%; and an expected life of five years in each of the years.

     Stock option plan activities are summarized as follows:

                                                                    Weighted
                                                                     Average
                                                 Options          Exercise Price
                                                 -------          --------------
Balance, December 31, 1998                       207,355             $ 6.98
     Options granted                              37,375              10.78
     Options exercised                           (49,130)              6.00
     Options expired                             (26,475)             10.24
--------------------------------------------------------------------------------
Balance, December 31, 1999                       169,125               7.35
     Options granted                              68,775               8.96
     Options exercised                           (22,187)              6.03
     Options expired                             (13,774)             10.82
--------------------------------------------------------------------------------
Balance, December 31, 2000                       201,939               7.82
     Options granted                              66,100               9.50
     Options exercised                           (20,425)              5.95
     Options expired                             (10,448)              6.84
--------------------------------------------------------------------------------
Balance, December 31, 2001                       237,166               8.69
================================================================================

     At December 31, 2001, the range of exercise prices for all outstanding options ranged from $5.06 to $10.88. The following table provides certain information with respect to stock options outstanding at December 31, 2001:

                                                  Weighted          Weighted
                               Stock               Average           Average
Range of                      Options             Exercise         Remaining
Exercise Prices             Outstanding             Price       Contractual Life
--------------------------------------------------------------------------------
Under $6.00                    22,070            $   5.64                2.12
$6.00 to $8.99                122,350                8.42                7.45
$9.00 to $9.50                 73,555                9.48                9.31
Over $9.50                     19,191               10.88                7.57
--------------------------------------------------------------------------------
                              237,166            $   8.69                7.70
================================================================================

     At December 31, 2001 and 2000, the weighted-average remaining contractual life of all outstanding options was 7.70 years and 5.50 years, respectively. The number of options exercisable was 140,992, 122,928 and 117,424 and the weighted-average exercise price of those options was $8.12, $7.64 and $7.11 at December 31, 2001, 2000 and 1999, respectively.

     The following table provides certain information with respect to stock options exercisable at December 31, 2001:

                                                                    Weighted
                                                Stock                Average
Range of                                       Options              Exercise
Exercise Prices                              Exercisable              Price
--------------------------------------------------------------------------------
Under $6.00                                    21,736              $   5.65
$6.00 to $8.99                                 91,539                  8.11
$9.00 to $9.50                                 16,202                  9.47
Over $9.50                                     11,515                 10.88
--------------------------------------------------------------------------------
                                              140,992              $   8.12
================================================================================

     No compensation cost has been recognized for stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company's net income would have been reduced to the pro forma amounts indicated below for the period ended December 31:

                                              2001           2000           1999
--------------------------------------------------------------------------------
Net Income (in thousands)
     As reported                         $   1,207          1,283          1,159
     Pro forma                               1,157          1,258          1,138

Basic Net Income Per Share
     As reported                              0.75           0.81           0.75
     Pro forma                                0.72           0.79           0.73

Diluted Net Income Per Share
     As reported                              0.73           0.79           0.72
     Pro forma                                0.70           0.77           0.71

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

     (b)  Employee Stock Ownership Plan

     Effective January 1, 1992, the Bank established the Bank of Lodi Employee Stock Ownership Plan. The plan covers all employees, age 21 or older, beginning with the first plan year in which the employee completes at least 1,000 hours of service. The Bank's annual contributions to the plan are made in cash and are at the discretion of the Board of Directors based upon a review of the Bank's profitability. Contributions for 2001, 2000 and 1999 totaled approximately $171 thousand, $156 thousand and $149 thousand, respectively.

     Contributions to the plan are invested primarily in the Common Stock of First Financial Bancorp and are allocated to participants on the basis of salary in the year of allocation. Benefits become 20% vested after the third year of credited service, with an additional 20% vesting each year thereafter until 100% vested after seven years. As of December 31, 2001, the plan owned 164,187 shares of Company Common Stock. Of that amount, 113,032 shares were unallocated to participants at December 31, 2001.

     (c)  Dividends and Dividend Restrictions

     The Company's principal source of funds for dividend payments is dividends received from the Bank. Under applicable Federal laws, permission to pay a dividend must be granted to a bank by the Comptroller of the Currency if the total dividend payment of any national banking association in any calendar year exceeds the net profits of that year, as defined, combined with net profits for the two preceding years. At December 31, 2001, there were Bank retained earnings of $3,706 thousand free of this condition.

     (d)  Weighted Average Shares Outstanding

     Basic and diluted earnings per share for the years ended December 31, 2001, 2000, and 1999 were computed as follows:

                                               Income         Shares     Per-Share
                                             (numerator)  (denominator)    Amount
2001                                       (in thousands)
--------------------------------------------------------------------------------
Basic earnings per share                     $   1,207      1,609,236      $0.75
Effect of dilutive stock options                    --         44,965         --
                                             ------------------------
Diluted earnings per share                   $   1,207      1,654,201      $0.73
                                             ========================

                                               Income         Shares     Per-Share
                                             (numerator)  (denominator)    Amount
2000                                       (in thousands)
--------------------------------------------------------------------------------
Basic earnings per share                     $   1,283      1,591,357      $0.81
Effect of dilutive stock options                    --         39,206         --
                                             ------------------------
Diluted earnings per share                   $   1,283      1,630,563      $0.79
                                             ========================

                                               Income         Shares     Per-Share
                                             (numerator)  (denominator)    Amount
2000                                       (in thousands)
--------------------------------------------------------------------------------
Basic earnings per share                     $   1,159      1,545,342      $0.75
Effect of dilutive stock options                    --         55,932         --
                                             ------------------------
Diluted earnings per share                   $   1,159      1,601,274      $0.72
                                             ========================

     (e)  Preferred Stock Rights Plan

     On May 31, 2001, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan") pursuant to which preferred stock purchase rights ("Rights") were granted as a dividend to shareholders of record at the rate of one Right for each outstanding share of common stock held of record as of the close of business on July 6, 2001. The Rights will also be attached to certain future issuances of common stock. Subject to certain exceptions, each Right, when exercisable, will entitle the registered holder to buy one one-hundredth of a share of a Series A Junior
     Participating Preferred Stock of the Company (the "Series A Junior Preferred Stock") at an exercise price of $47.50 per Right, subject to adjustment.

     The Rights will become exercisable upon the occurrence of certain specified events, including an announcement that a person or group of affiliated or associated persons ("Acquiring Person") has acquired beneficial ownership of 10% or more of the outstanding common stock. In such event, each holder of a Right (other than Rights beneficially owned by the Acquiring Person) will thereafter have the right to purchase, at the then-current exercise price, a number of shares of common stock of the Company having a market value equal to twice the exercise price of the Right. For purposes of the Rights Plan, the Company's Board of Directors has designated 1,000,000 shares of Series A Junior Preferred Stock, which amount may be increased or decreased by the Board of Directors. All Rights expire on May 31, 2011, unless the Rights are earlier redeemed or exchanged by the Company in accordance with the Rights Plan or expire earlier upon the consummation of certain transactions as set forth in the Rights Plan.

(15) Related Party Transactions

     During the normal course of business, the Bank enters into transactions with related parties, including directors, officers, and affiliates. These transactions include borrowings from the Bank with substantially the same terms, including rates and collateral, as loans to unrelated parties. At December 31, 2001 and 2000, respectively, such borrowings totaled $1,403 thousand and $1,366 thousand, respectively. Deposits of related parties held by the Bank totaled $463 thousand and $324 thousand at December 31, 2001 and 2000, respectively.

     The following is an analysis of activity with respect to the aggregate dollar amount of loans made by the Bank to directors, officers and affiliates for the years ended December 31:

(in thousands)                                          2001               2000
--------------------------------------------------------------------------------
Balance, beginning of year                           $ 1,366              1,177
Loans funded                                             475                550
Principal repayments                                    (438)              (361)
--------------------------------------------------------------------------------
Balance, end of year                                 $ 1,403              1,366
================================================================================

(16) Parent Company Financial Information

     This information should be read in conjunction with the other notes to the consolidated financial statements. The following presents summary balance sheets as of December 31, 2001 and 2000, and statements of income, and cash flows information for the years ended December 31, 2001, 2000, and 1999.

Balance Sheets: (in thousands)
--------------------------------------------------------------------------------------
Assets                                                             2001           2000
--------------------------------------------------------------------------------------
Cash in bank                                                   $    128            206
Investment securities available-for-sale, at fair value               6              6
Premises and equipment, net                                          60             60
Investment in wholly-owned subsidiaries                          17,300         15,923
Other assets                                                        369            259
--------------------------------------------------------------------------------------
                                                               $ 17,863         16,454
======================================================================================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------
Stockholders' equity
Common stock                                                   $ 10,191          9,338
Retained earnings                                                 7,317          6,831
Accumulated other comprehensive income, net                         355            285
--------------------------------------------------------------------------------------
     Total stockholders' equity                                  17,863         16,454
--------------------------------------------------------------------------------------
                                                               $ 17,863         16,454
======================================================================================
Statements of Income: (in thousands)                               2001           2000           1999
------------------------------------------------------------------------------------------------------
Rent from subsidiary                                           $      6              6              6
Other expenses                                                     (213)          (150)          (218)
Equity in income of subsidiaries                                  1,292          1,360          1,252
Income tax benefit                                                  122             67            119
------------------------------------------------------------------------------------------------------
     Net income                                                $  1,207          1,283          1,159
======================================================================================================

Statements of Cash Flows: (in thousands)                           2001           2000           1999
------------------------------------------------------------------------------------------------------
Net Income                                                     $  1,207          1,283          1,159
Adjustments to reconcile net income to net cash
     flows (used in) provided by operating activities:
         Depreciation and amortization                               --              3              1
         Provision for deferred taxes                               (21)           (10)           (29)
         (Increase) decrease in other assets                        (89)           122           (196)
         Increase in equity of subsidiaries                      (1,307)        (1,367)        (1,052)
------------------------------------------------------------------------------------------------------
         Net cash (used in) provided by operating activit          (210)            31           (117)

Cash flows from investing activities:
     Purchases of available-for-sale securities                      --             --             (1)
------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                           --             --             (1)

Cash flows from financing activities:
     Proceeds received upon exercise of stock options               136            173            359
     Dividends paid                                                  (4)           (74)          (286)
------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                      132             99             73
------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                     (78)           130            (45)
------------------------------------------------------------------------------------------------------
Cash at beginning of year                                           206             76            121
------------------------------------------------------------------------------------------------------
Cash at end of year                                            $    128            206             76
======================================================================================================

(17) Short Term Borrowings

     The Bank has two lines of credit with correspondent banks totaling $4 million at December 31, 2001. At December 31, 2000, the Bank had two lines of credit with correspondent banks totaling $7 million. The lines of credit are unsecured and renew annually. At December 31, 2001 and 2000 the Bank had outstanding borrowings under these lines totaling $4 million and $0, respectively. The maximum amount outstanding was $4 million and $7 million, the average balance outstanding was $50 thousand and $485 thousand and the weighted average interest rate was 3.02% and 5.57% for the years ending December 31, 2001 and 2000, respectively.

     At December 31, 2001 and 2000 securities sold under agreements to repurchase totaled $0 and $4,588 thousand, respectively. The fair value and carrying value of securities sold under agreements to repurchase totaled $4,600 at December 31, 2000. The maximum amount outstanding was $4,588 thousand and $9,835 thousand, the average balance outstanding was $70 thousand and $6,523 thousand and the weighted average interest rate was 6.79% and 6.62% for the years ending December 31, 2001 and 2000, respectively. These agreements generally mature within 30 days.

(18) Regulatory Matters

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measure of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

     Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2001, the most recent notification, the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Bank's actual capital amounts and ratios as of December 31, 2001 are as follows:

                                                                                                          To Be Well Capitalized
                                                                                   For Capital            Under Prompt Corrective
                                                 Actual                          Adequacy Purposes           Action Provisions
(dollars in thousands)                           Amount         Ratio          Amount         Ratio        Amount          Ratio
--------------------------------------------------------------------------------------------------------------------------------
Total Risk-based Capital
(to Risk Weighted Assets)                       $18,461         10.24%         14,425         >8.0%         18,031        >10.0%

Tier I Capital (to Risk Weighted Assets)        $16,202          8.99%          7,212         >4.0%         10,819         >6.0%

Tier I Capital  (to Average Assets)             $16,202          7.45%          8,703         >4.0%         10,878         >5.0%

     The Bank's actual capital amounts and ratios as of December 31, 2000 are as follows:

                                                                                                          To Be Well Capitalized
                                                                                   For Capital            Under Prompt Corrective
                                                 Actual                          Adequacy Purposes           Action Provisions
(dollars in thousands)                           Amount         Ratio          Amount         Ratio        Amount          Ratio
--------------------------------------------------------------------------------------------------------------------------------
Total Risk-based Capital
(to Risk Weighted Assets)                       $16,560         11.27%         11,698         >8.0%         14,622        >10.0%

Tier I Capital (to Risk Weighted Assets)        $14,724         10.02%          5,849         >4.0%          8,773         >6.0%

Tier I Capital  (to Average Assets)             $14,724          7.99%          7,374         >4.0%          9,218         >5.0%

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

     Loans: For variable-rate loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

     Short-term borrowings: The discounted value of contractual cash flows at market interest rates for short term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing short-term borrowings.

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

     The estimated fair values of the Company's financial instruments at December 31, 2001 are approximately as follows:

                                                                  2001
                                                       Carrying           Fair
(in thousands)                                          Amount            Value
--------------------------------------------------------------------------------
Financial assets:
    Cash and due from banks and federal funds sold     $ 19,457          19,457
    Investment securities                                41,015          41,015
    Loans held for sale                                   3,876           3,900
    Loans, net                                          135,430         137,138

Financial liabilities:
    Deposits:
        Demand                                           29,758          29,758
        Now and Super Now accounts                       48,928          48,928
        Money Market                                     21,119          21,119
        Savings                                          31,793          31,793
        Time                                             69,973          70,906
        ------------------------------------------------------------------------
        Total deposits                                  201,571         202,504
    Short term borrowings                                 4,000           4,000

                                                 Contract   Carrying       Fair
(in thousands)                                    Amount     Amount        Value
--------------------------------------------------------------------------------
Unrecognized financial instruments:
    Commitments to extend credit                 $41,822        --          418
    Standby letters of credit                        920        --            1

                                                                   2000
                                                          Carrying        Fair
(in thousands)                                             Amount         Value
--------------------------------------------------------------------------------
Financial assets:
    Cash and due from banks and federal funds sold        $ 21,024        21,024
    Investment securities                                   29,560        29,560
    Loans held for sale                                      1,292         1,300
    Loans, net                                             110,793       113,837

Financial liabilities:
    Deposits:
        Demand                                              24,223        24,223
        Now and Super Now accounts                          44,316        44,316
        Money Market                                        15,361        15,361
        Savings                                             26,640        26,640
        Time                                                51,721        52,491
        ------------------------------------------------------------------------
        Total deposits                                     162,261       163,031
    Short term borrowings                                    4,588         4,601

                                                 Contract   Carrying       Fair
(in thousands)                                    Amount     Amount        Value
--------------------------------------------------------------------------------
Unrecognized financial instruments:
    Commitments to extend credit                 $25,306        --           253
    Standby letters of credit                      1,034        --             1

(20) Legal Proceedings

     The bank is involved in various legal actions arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters will not have a material effect on the Bank's financial condition, results of operations, or liquidity.

(21) Derivative Financial Instruments

     As of December 31, 2001 and 2000, the Company has no off-balance sheet derivatives. The Company held $23,203 thousand and $6,271 thousand in collateralized mortgage obligations as of December 31, 2001 and 2000, respectively. These investments are held in the available for sale portfolio.

(22) Quarterly Financial Information (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data and price range of common stock)           March 31,      June 30,  September 30,  December 31,
------------------------------------------------------------------------------------------------------------------------------------
2001
Interest income                                                             $      3,310         3,383          3,563         3,602
Net interest income                                                                2,204         2,153          2,377         2,480
Provision for loan losses                                                            190            --             55           146
Noninterest income                                                                   953           758          1,030         1,087
Noninterest expense                                                                2,665         2,782          2,933         2,846
Income before taxes                                                                  302           129            419           575
Net income                                                                           255           153            322           477
Basic earnings per share                                                             .15           .10            .20           .30
Diluted earnings per share                                                           .15           .09            .19           .30
Dividends paid per share                                                               -             -              -             -
Price range, common stock                                                   10.13 - 9.00   9.87 - 9.12   10.42 - 9.00  11.15 - 9.90
------------------------------------------------------------------------------------------------------------------------------------
2000
Interest income                                                             $      3,196         3,278          3,370         3,652
Net interest income                                                                2,161         2,123          2,145         2,454
Provision for loan losses                                                             35            65             35             -
Noninterest income                                                                   662           629            638           761
Noninterest expense                                                                2,339         2,519          2,471         2,526
Income before taxes                                                                  449           168            277           689
Net income                                                                           346           196            247           494
Basic earnings per share                                                             .22           .12            .15           .32
Diluted earnings per share                                                           .21           .12            .15           .31
Dividends paid per share                                                             .05            --             --            --
Price range, common stock                                                   12.00 - 9.50  10.75 - 8.00   10.38 - 8.50  10.88 - 9.75
------------------------------------------------------------------------------------------------------------------------------------

(23) Subsequent Event

     At the February 28, 2002 regular Board of Directors Meeting, the Board approved a $5 million participation in a floating rate pooled trust preferred securities offering. The Company anticipates receiving the proceeds from the sale of the trust preferred securities on March 26, 2002. The Company intends to use the proceeds to increase the Bank's capital levels and for other corporate purposes.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March 2002.

                                           FIRST FINANCIAL BANCORP

                                                 /s/ LEON J. ZIMMERMAN
                                           -----------------------------------
                                           Leon J. Zimmerman
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report.

                                             Capacity                               Date
                                             --------                               ----
  /s/ BENJAMIN R. GOEHRING       Director and Chairman of the Board             March 20, 2002
-----------------------------
Benjamin R. Goehring

  /s/ WELDON D. SCHUMACHER       Director and Vice Chairman of the Board        March 20, 2002
-----------------------------
Weldon D. Schumacher

  /s/ ANGELO J. ANAGNOS          Director                                       March 20, 2002
-----------------------------
Angelo J. Anagnos

  /s/ STEVE M. COLDANI           Director                                       March 20, 2002
-----------------------------
Steve M. Coldani

  /s/ DAVID M. PHILIPP           Director                                       March 20, 2002
-----------------------------
David M. Philipp

  /s/ ROBERT H. MILLER, III      Director                                       March 20, 2002
-----------------------------
Robert H. Miller, III

  /s/ KEVIN VAN STEENBERGE       Director                                       March 20, 2002
-----------------------------
Kevin Van Steenberge

  /s/ LEON J. ZIMMERMAN          Director, President and                        March 20, 2002
-----------------------------    Chief Executive Officer
Leon J. Zimmerman                (Principal Executice Officer)

  /s/ ROBERT H. DANEKE           Director, Executive Vice President and         March 20, 2002
-----------------------------    Chief Credit Officer
Robert H. Daneke

  /s/ ALLEN R. CHRISTENSON       Senior Vice President,                         March 20, 2002
-----------------------------    Chief Financial Officer and Secretary
Allen R. Christenson             (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit                                                                     Page
-------                                                                     ----

  23           Consent of Independent Auditors                               62