Form 10-Q
period 2002-03-31
FIRST FINANCIAL BANCORP /CA/
filed 2002-05-14
CIK 729502

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

                       For the period ended March 31, 2002

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

                           [ X ] Yes    [  ] No

     As of May 3, 2002 there were 1,625,419 shares of Common Stock, no par value, outstanding.

================================================================================

                             FIRST FINANCIAL BANCORP

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2002
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.   Consolidated Financial Statements and Notes to Consolidated
          Financial Statements...............................................  1

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................  7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk......... 12

                                     PART II

Item 1.   Legal Proceedings.................................................. 12

Item 2.   Changes in Securities.............................................. 12

Item 3.   Defaults Upon Senior Securities.................................... 12

Item 4.   Submission of Matters to a Vote of Security Holders ............... 12

Item 5.   Other Information.................................................. 12

Item 6.   Exhibits and Reports on Form 8-K................................... 12

ITEM 1. FINANCIAL STATEMENTS

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                       (in thousands except share amounts)

                                                                     March 31,     December 31,
Assets                                                                 2002            2001
                                                                     --------        --------
Cash and due from banks                                              $ 14,043        $ 13,328
Federal funds sold and securities purchased under resale
    agreements                                                         12,766           6,129
Investment securities available for sale, at fair value                32,657          41,015
Loans held for sale                                                     4,690           3,876
Loans, net of deferred loan fees                                      144,164         138,098
Less allowance for loan losses                                          2,866           2,668
                                                                     --------        --------
  Net loans                                                           141,298         135,430

Premises and equipment, net                                             7,185           7,185
Accrued interest receivable                                             1,022           1,265
Other assets                                                           17,482          17,947
                                                                     --------        --------
    Total Assets                                                     $231,143        $226,175
                                                                     ========        ========


Liabilities and Stockholders' Equity

Liabilities:
    Deposits:
       Noninterest bearing                                           $ 29,540        $ 29,758
       Interest bearing                                               176,506         171,813
                                                                     --------        --------
          Total deposits                                              206,046         201,571

    Accrued interest payable                                              261             307
    Short term borrowings                                                --             4,000
    Other liabilities                                                   1,866           2,434
                                                                     --------        --------
          Total liabilities                                           208,173         208,312
                                                                     --------        --------
 Obligated mandatorily redeemable capital
       securities of subsidiary trust                                   5,000            --
                                                                     --------        --------

Stockholders' equity:
    Preferred stock - no par value; authorized 1,000,000
          shares; no shares issued and outstanding                       --              --
    Common stock - no par value; authorized 9,000,000 shares;
          issued and outstanding in 2002 and 2001, 1,624,419
          and 1,622,300, respectively                                  10,204          10,191
    Retained earnings                                                   7,598           7,317
    Accumulated other comprehensive income                                168             355
                                                                     --------        --------
          Total stockholders' equity                                   17,970          17,863
                                                                     --------        --------
                                                                     $231,143        $226,175
                                                                     ========        ========

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)
                     (in thousands except per share amounts)

                                                                    Three Months Ended March 31,
                                                                        2002          2001
                                                                       ------        ------
Interest income:
   Loans, including fees                                               $2,737        $2,685
   Investment securities:
            Taxable                                                       322           373
            Exempt from Federal taxes                                      44            71
   Federal funds sold                                                      46           181
                                                                       ------        ------
            Total interest income                                       3,149         3,310

Interest expense:
   Deposit accounts                                                       994         1,103
   Other borrowings                                                         6             3
                                                                       ------        ------
            Total interest expense                                      1,000         1,106

            Net interest income                                         2,149         2,204

Provision for loan losses                                                 195           190
                                                                       ------        ------
            Net interest income after provision for loan losses         1,954         2,014

Noninterest income:
    Gain on sale of investment securities                                 262          --
    Gain on sale of other real estate                                      22           222
    Gain on sale of loans                                                 229           107
    Service charges                                                       364           333
    Premiums and fees from SBA and mortgage operations                     97           110
    Miscellaneous                                                         251           181
                                                                       ------        ------
            Total noninterest income                                    1,225           953

Noninterest expense:
    Salaries and employee benefits                                      1,479         1,405
    Occupancy                                                             242           221
    Equipment                                                             248           231
    Other                                                                 874           808
                                                                       ------        ------
            Total noninterest expense                                   2,843         2,665
                                                                       ------        ------
            Income before provision for income taxes                      336           302

Provision for income taxes                                                 55            47
                                                                       ------        ------
            Net income                                                 $  281        $  255
                                                                       ======        ======
            Net income per share:
            Basic                                                      $ 0.17        $ 0.16
                                                                       ======        ======
            Diluted                                                    $ 0.17        $ 0.16
                                                                       ======        ======

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                   (Unaudited)
                       (in thousands except share amounts)

Three Months Ended March 31, 2002

                                                                                                Accumulated
                                          Common       Common                                      Other
                                          Stock        Stock      Comprehensive     Retained   Comprehensive
            Description                   Shares       Amounts        Income        Earnings   Income(Loss), net     Total
------------------------------------- ------------ ------------ --------------- ------------- -----------------   -----------
Balance at December 31, 2001            1,622,300    $  10,191                         7,317               355        17,863

Comprehensive income:

   Net income                                                        $     281           281                             281
                                                                    -----------
   Other comprehensive loss:
      Unrealized holding loss
          arising during the current
          period, net of tax benefit
          of $22                                                          (32)
      Reclassification adjustment
          due to gains realized,
          net of tax effect of $107                                      (155)
      Total other comprehensive
          loss, net of tax effect                                   -----------
          of $129                                                        (187)                            (187)         (187)
                                                                    -----------
      Comprehensive income                                            $     94
                                                                    ===========
Options exercised                           2,119           13                                                            13
                                       -----------  -----------                   -----------      ------------    ----------
Balance at March 31, 2002               1,624,419    $  10,204                         7,598               168        17,970
                                       ===========  ===========                   ===========      ============    ==========

Three Months Ended March 31, 2001

                                                                                                 Accumulated
                                         Common       Common                                        Other
                                          Stock       Stock       Comprehensive    Retained     Comprehensive
            Description                  Shares       Amounts        Income        Earnings         Income            Total
------------------------------------- ------------  ----------- --------------- ------------- -----------------    ------------
Balance at December 31, 2000            1,526,063     $  9,338                         6,831               285          16,454

Comprehensive income:


   Net income                                                        $     255           255                               255
                                                                    -----------
   Other comprehensive income:
      Unrealized holding gain
          arising during the current
          period, net of tax effect
          of $137                                                          188
      Total other comprehensive
          income, net of                                            -----------
          tax effect of $137                                               188                             188             188
                                                                    -----------
   Comprehensive income                                              $     443
                                                                    ===========
Options exercised                             600            6
                                      ------------   ----------                   -----------      ------------     -----------
Balance at March 31, 2001               1,526,663     $  9,344                         7,086               473          16,903
                                      ============   ==========                   ===========      ============     ===========

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)
                          Three Months Ended March 31,

                                                                                     2002        2001
                                                                                   --------    --------
Cash flows from operating activities:
Net income                                                                         $    281    $    255
     Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
          Loans held for sale:
              Increase in loans held for sale                                          (585)       (293)
              Gain on sale of loans                                                    (229)       (107)
          Increase (decrease) in deferred loan income                                    16         (30)
          Depreciation and amortization                                                 432         387
          Provision for loan losses                                                     195         190
          Gain on sale of securities                                                   (262)       --
          Gain on sale of other real estate owned                                       (22)       (222)
          Decrease in accrued interest receivable                                       243         219
          (Decrease) increase in accrued interest payable                               (46)          3
          (Decrease) increase in other liabilities                                     (568)        297
          Increase in cash surrender value of life insurance                           (171)       (142)
          Decrease (increase) in other assets                                           591        (239)
                                                                                   --------    --------
                  Net cash (used in) provided by operating activities                  (125)        318


Cash flows from investing activities:
    Investment securities available-for-sale
       Purchases                                                                     (8,580)     (8,104)
       Proceeds from prepayments                                                      3,681         888
       Proceeds from maturity                                                         3,500       7,000
       Proceeds from sale                                                             9,649        --
    Net (increase) decrease in loans made to customers                               (6,079)        535
    Proceeds from sale of other real estate                                              90         627
    Purchase of cash surrender value life insurance                                    --        (1,500)
    Purchases of bank premises and equipment                                           (272)       (192)
                                                                                   --------    --------
                  Net cash provided by (used in) investing activities                 1,989        (746)


Cash flows from financing activities:
    Net increase in deposits                                                          4,475      11,157
    Proceeds from company obligated mandatorily  redeemable
      securities of subsidiary trust                                                  5,000        --
    Decrease in other borrowings                                                     (4,000)     (4,588)
    Proceeds from issuance of common stock                                               13           6
                                                                                   --------    --------
                  Net cash provided by financing activities                           5,488       6,575

                  Net increase in cash and cash equivalents                           7,352       6,147
Cash and cash equivalents at beginning of period                                     19,457      21,024
                                                                                   --------    --------

Cash and cash equivalents at end of period                                         $ 26,809    $ 27,171
                                                                                   ========    ========

Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest payments                                                $  1,046       1,103
    Cash paid for taxes                                                                 262          10

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001
                                   (Unaudited)

(1)  Summary of Significant Accounting Policies

     The accounting and reporting policies of First Financial Bancorp (the Company) and its subsidiaries, Bank of Lodi, N.A., (the Bank), Western Auxiliary Corporation (WAC) and First Financial (CA) Statutory Trust I conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expense for the period. Actual results could differ from those estimates applied in the preparation of the consolidated financial statements.

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

     The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three month periods ending March 31, 2002 and 2001:

                                                       Income              Shares        Per-Share
         Three months ended March 31, 2002           (numerator)       (denominator)       Amount
         --------------------------------------   ------------------  ------------------ ----------
         Basic earnings per share                         $ 281,000           1,623,281      $ .17
         Effect of dilutive securities                            -              46,698          -
                                                  ------------------  ------------------
         Diluted earnings per share                       $ 281,000           1,669,979      $ .17
                                                  ==================  ==================

                                                       Income              Shares        Per-Share
         Three months ended March 31, 2001           (numerator)       (denominator)       Amount
         --------------------------------------   ------------------  ------------------ ----------
         Basic earnings per share                         $ 255,000           1,602,653      $ .16
         Effect of dilutive securities                            -              33,377          -
                                                  ------------------  ------------------
         Diluted earnings per share                       $ 255,000           1,636,030      $ .16
                                                  ==================  ==================

(3)  Allowance for Loan Losses

                                                      Quarter      Year
                                                       Ended      Ended
(in thousands)                                        3/31/02    12/31/01
                                                      -------    -------
Balance at beginning of period                        $ 2,668      2,499

   Loans charged off                                       (8)      (283)
   Recoveries                                              11         61
   Provisions charged to operations                       195        391
                                                      -------    -------

Balance at end of period                              $ 2,866      2,668
                                                      =======    =======

(4)  Trust Preferred Securities

     On March 26, 2002, First Financial (CA) Statutory Trust I (Trust), a Connecticut statutory business trust and 100%-owned finance subsidiary of First Financial Bancorp, issued $5 million in floating rate Cumulative
     Trust Preferred Securities (Securities). The securities have an initial interest rate of 5.59% and mature on March 26, 2032, but prior redemption is permitted under certain circumstances, such as changes in tax or regulatory capital rules. The principal asset of the Trust is a $5.2 million floating rate subordinated debenture of the Company. The subordinated debenture bears an initial interest rate of 5.59% and matures March 26, 2032, subject to prior redemption under certain circumstances. First Financial Bancorp owns all of the common securities of the Trust.

     The Securities, the assets of the Trust, and the common securities issued by the Trust are redeemable in whole or in part on or after March 26, 2007, or at any time in whole, but not in part, from the date of issuance upon the occurrence of certain events. The Securities are included in Tier 1 capital for regulatory capital adequacy determination purposes, subject to certain limitations. The obligations of the Company with respect to the issuance of the Securities constitute a full and unconditional guarantee by the Company of the Trust's obligation with respect to the Securities.

     Subject to certain exceptions and limitations, the Company may, from time to time, defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the related Securities and, with certain exceptions, prevent the Company from declaring or paying cash distributions on the Company's common stock or debt securities that rank junior to the subordinated debenture.

(5)  Basis of Presentation

     First Financial Bancorp is the holding company for Bank of Lodi, N.A., Western Auxiliary Corporation and First Financial (CA) Statutory Trust I. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three months ended March 31, 2002 are not necessarily indicative of the results which may be expected for the year ended December 31, 2002. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 2001 Annual Report to Shareholders.

(6)  Impact Of Recently Issued Accounting Standards

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company adopted the provisions of Statement No. 141 in July 2001 and adopted Statement No. 142 on January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the adoption of Statement No. 142. The adoption of Statement No. 141 and No. 142 did not have a material impact on the financial condition or operating results of the Company. The only exception to Statement No. 142 is the amortization of goodwill and intangible assets acquired under the provisions of Statement No. 72, Accounting of Certain Acquisitions of Banking or Thrift Institutions. The Company will continue to amortize goodwill and intangible assets acquired in accordance with this statement.

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

Changes in Financial Condition

Consolidated total assets at March 31, 2002 increased $4,968 thousand, or 2.2%, from December 31, 2001. During the first quarter, non-interest bearing deposits decreased $218 thousand, or 0.7% while interest bearing deposits increased $4,693 thousand, or 2.7% resulting in an increase in total deposits of $4,475 thousand, or 2.2%. The increase in total deposits is the direct result of management's desire to increase market share for deposits and to provide liquidity to meet the projected growth in earning assets for 2002. During the first quarter of 2002, the Company experienced an increase of $643 thousand, or 1.3%, $118 thousand, or 0.6%, $3,172 thousand, or 10.0%, and $760 thousand, or 1.1%, in NOW accounts, money market accounts, savings accounts and certificates of deposit, respectively.

Total gross loans increased $6,896 thousand, or 4.8%, from December 31, 2001 to March 31, 2002. The net increase in gross loans is the result of increases of $4,127 thousand, or 30.1% in construction loans, $1,554 thousand, or 5.2% in SBA loans, $898 thousand or 1.7% in real estate loans, $814 thousand, or 21.0% in loans held for sale in the secondary market, and $569 thousand, or 3.5%, in agricultural loans, combined with decreases of $690 thousand, or 3.1% in commercial loans and $376 thousand, or 10.2% in consumer loans.

Allowance for Loan Losses

The allowance for loan losses (the "allowance") is established through a provision for possible loan losses charged to expense. The allowance at March 31, 2002 was in excess of the December 31, 2001 allowance by $198 thousand, or 7.4%, as a result of a provision for $195 thousand combined with net recoveries of $3 thousand. Nonperforming loans increased by $602 thousand, to $3,848 thousand at March 31, 2002. Management continues to actively work to resolve the nonperforming loans, the majority of which are secured by real estate that, in the opinion of management, are well collateralized. Management believes that the allowance at March 31, 2002 is adequate to absorb known and reasonably estimated loan losses. However, there can be no assurances that future economic events may negatively impact the Bank's borrowers, thereby causing loan losses to exceed the current allowance.

The following tables depict activity in the allowance for loan losses and allocation of reserves for and at the three and twelve months ended March 31, 2002 and December 31, 2001, respectively:

Analysis of the Allowance for Loan Losses

                                               Quarter      Year
                                                Ended      Ended
                                               3/31/02    12/31/01
                                               -------    --------

Balance at beginning of period                 $ 2,668      2,499
Charge-offs:
   Commercial                                     --         (226)
   Real estate                                    --         --
   Consumer                                         (8)       (57)
                                               -------    -------
   Total charge-offs                                (8)      (283)
Recoveries:
   Commercial                                        9         21
   Real estate                                    --         --
   Consumer                                          2         40
                                               -------    -------
   Total recoveries                                 11         61
                                               -------    -------
Net recoveries (charge-offs)                         3       (222)
Provision charged to operations                    195        391
                                               -------    -------
Balance at end of period                       $ 2,866      2,668
                                               =======    =======

Allocation of the Allowance for Loan Losses

                                   3/31/02      3/31/02     12/31/01    12/31/01
Loan Category                       Amount   % of Loans       Amount  % of Loans
-------------                       ------    ---------       ------   ---------
Commercial and other real estate   $ 1,971       85.41%      $ 2,122      87.82%
Real estate construction               820       12.31%          466       9.61%
Installment and other                   75        2.28%           80       2.57%
                                   -------      -------      -------     ------
                                   $ 2,866      100.00%      $ 2,668     100.00%
                                   =======      =======      =======     =======

Investments

Investment securities decreased $8,358 thousand, or 20.4%, from December 31, 2001 to March 31, 2002. The decrease resulted primarily from sales of investment securities totaling $9,649 thousand, prepayments of mortgage backed securities totaling $3,681 thousand and maturities of securities totaling $3,500 thousand combined with purchases of securities totaling $8,580 thousand during the first quarter of 2002. The Company realized gross gains totaling $262 thousand on the sale of investment securities during the first quarter of 2002.

Equity

Consolidated equity increased $107 thousand from December 31, 2001 to March 31, 2002. Consolidated equity represented 7.77% and 7.90% of consolidated assets at March 31, 2002 and December 31, 2001, respectively. The increase in equity during the first quarter of 2002 resulted from earnings of $281 thousand for the three months ended March 31, 2002 and a $13 thousand increase resulting from the exercise of stock options combined with a decrease of $187 thousand to reflect the after-tax market value decrease in the available-for-sale investment securities portfolio. The decrease in the investment security portfolio's market value reflects the increase in the level of market interest rates at March 31, 2002 compared to December 31, 2001.

The total risk-based capital ratio for the Company's wholly owned subsidiary, Bank of Lodi was 10.93% at March 31, 2002 compared to 10.24% at December 31, 2001. The total risk-based capital ratio changed during the first quarter of 2002 largely as a result of a $2 million capital contribution from the holding company combined with the capital requirements resulting from increases in total risk-weighted assets.

The funds for the capital contribution by the holding company were provided as a result of a $5 million floating rate pooled trust preferred securities offering which closed March 26, 2002. Subsequent to the issuance of the trust preferred securities the Company announced a stock repurchase program effective through December 31, 2002 whereby the Company, as authorized by the Board of Directors, intends to purchase up to $2 million of the Company's stock in privately negotiated transactions or on the open market. The Board allocated $2 million of the proceeds from the trust preferred securities offering to be used to fund the stock repurchase program.

Changes in Results of Operations - Three Months ended March 31, 2002

Summary of Earnings Performance

-------------------------------------- ------------------------------------
                                       For the three months ended March 31:
                                       ------------------------------------
                                                2002           2001
                                                ----           ----
Net income (in thousands)                      $ 281          $ 255
-------------------------------------- --------------- --------------
Basic net income per share                     $ .17          $ .16
Diluted net income per share                     .17            .16
Return on average assets                        0.51%          0.55%
Return on average equity                        6.27%          6.26%
-------------------------------------- --------------- --------------
Average equity to average assets                8.07%          8.74%
-------------------------------------- --------------- --------------

Net income for the quarter increased $26 thousand, or 10.2%, compared to the first quarter of 2001. Net interest income decreased $55 thousand, or 2.5% as a result of a $161 thousand decrease in interest income combined with a $106 thousand decrease in interest expense. The provision for loan losses totaled $195 thousand representing an increase of $5 thousand, or 2.6%. Noninterest income increased $272 thousand, or 28.5%, while noninterest expense increased $178 thousand, or 6.7%.

During 2001, the Company's Board of Directors declared a 5% stock dividend payable May 22, 2001 to shareholders of record on May 8, 2001. All earnings per share amounts have been adjusted to give retroactive effect for the stock dividend.

Net Interest Income

The following table provides a detailed analysis of the net interest spread and net interest margin for the periods indicated:

----------------------------------------------------------------------------------------------------------------
                                                 For the Quarter Ended           For the Quarter Ended
                                                    March 31, 2001                  March 31, 2001
                                                    (in thousands)                    (in thousands)
----------------------------------------------------------------------------------------------------------------

                                           Average      Income/                 Average     Income/
                                           Balance      Expenses    Yield(1)    Balance     Expenses     Yield(1)
                                          ---------    ---------    -----      ---------   ---------     -----
Earning Assets:
Investment securities (2)                 $  30,074          366    4.94%   $   25,318          444       7.11%
Federal funds sold                           10,742           46    1.74%       13,031          181       5.63%
Loans (3)                                   147,718        2,737    7.51%      114,875        2,685       9.48%
                                          ---------    ---------    -----   ----------        -----       -----
                                          $ 188,534        3,149    6.77%   $  153,224        3,310       8.76%
                                          =========    =========    =====   ==========        =====       =====
Liabilities:
Noninterest bearing deposits              $  29,232          --             $   22,344          --         --
Savings, money market, & NOW deposits       102,431          337    1.33%       86,709          342       1.38%
Time deposits                                70,210          657    3.80%       55,518          761       5.56%
Other borrowings                                422            6    5.77%          204            3       5.97%
                                          ---------    ---------    -----   ----------        -----       -----
Total Liabilities                         $ 202,295        1,000    2.00%   $  164,775        1,106       2.72%
                                          =========    =========    =====   ==========        =====       =====
Net Interest Spread                                                 4.77%                                 6.04%
                                                                    =====                                 =====

----------------------------------------------------------------------------------------------------------------
                                           Earning      Income               Earning        Income
                                            Assets     (Expense)    Yield     Assets       (Expense)     Yield
                                          ---------    ---------    -----    --------      ---------     ------
Yield on average earning assets            $188,534        3,149    6.77%   $  153,224        3,310       8.76%
Cost of funding average earning assets     $188,534       (1,000)  (2.15%)  $  153,224       (1,106)     (2.93%)
                                          ---------    ---------    -----   ----------        -----       -----
Net Interest Margin                        $188,534        2,149    4.62%   $  153,224        2,204       5.83%
                                          =========    =========    =====   ==========        =====       =====
----------------------------------------------------------------------------------------------------------------

(1) Yield for period annualized on actual number of days in period and based on a 365-day year.

(2) Income on tax-exempt securities has not been adjusted to a tax equivalent basis.

(3) Nonaccrual loans are included in the loan totals for each period; however, only collected interest on such loans is included in interest income.

Net interest income for the first quarter of 2002 decreased $55 thousand, or 2.5%, over the same quarter of 2001. The decrease is attributable to the effects of increases in volumes of earning assets and liabilities combined with the effects of changes in interest rates. The increase in volumes of average earning assets and liabilities resulted in an increase in net interest income totaling $553 thousand while the decline in interest rates resulted in a decrease in net interest income totaling $608 thousand when comparing the first quarter of 2002 to the same period last year.

Average earning assets increased $35,310 thousand during the first quarter of 2002 as compared to the first quarter of 2001. Of that increase, average loans increased $32,843 thousand, investment securities increased $4,756 thousand while federal funds sold decreased $2,289 thousand. The increase in the volume of average earning assets during the first quarter of 2002 as compared to the first quarter of 2001 resulted in an increase in interest income totaling $819 thousand. However, interest rates on average earning assets declined 199 basis points during 2002 (from 8.76% to 6.77%) when compared to the same period in 2001 resulting in a decrease in interest income totaling $980 thousand.

Average liabilities increased $37,520 thousand during the first quarter of 2002 as compared to the same period last year. Of that increase, average noninterest bearing deposits increased $6,888 thousand, NOW and money market accounts increased $9,745 thousand, savings accounts increased $5,977 thousand, certificates of deposit increased $14,692 thousand and other borrowings increased $218 thousand. The increase in average liabilities resulted in an increase in interest expense totaling $266 thousand. As a result of the declining interest rates environment, the cost of interest bearing liabilities decreased 72 basis points (from 2.72% to 2.00%) resulting in a reduction in interest expense totaling $372 thousand.

Interest income is also affected by nonaccrual loan activity. Nonaccrual loans at March 31, 2002 and March 31, 2001 totaled $3,848 thousand and $5,631 thousand, respectively. Interest forgone on nonaccrual loans totaled approximately $77 thousand and $153 thousand for the three months ending March 31, 2002 and 2001, respectively.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2002 was $195,000 compared with $190,000 for the three months ended March 31, 2001, an increase of $5,000 or 2.6%. See "Allowance for Loan Losses" contained herein. As of March 31, 2002 the allowance for loan losses was $2,866 thousand or 1.9% of total loans which compares to the allowance for loan losses of $2,668 thousand or 1.9% as of December 31, 2001. At March 31, 2002, nonperforming loans totaled $3,848 thousand or 2.6% of total loans and the allowance for loan losses totaled 74% of nonperforming loans. At December 31, 2001, nonperforming loans totaled $3,246 thousand or 2.3% of total loans and the allowance for loan losses totaled 82% of nonperforming loans. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

Noninterest Income

Noninterest income for the first quarter of 2002 increased $272 thousand, or 28.5%, over the same period last year. Included in other noninterest income during the first quarter of 2002 is $262 thousand attributable to gains resulting from the sale of securities. In addition, during the first quarter of 2002, the Company realized gains from the sale of other real estate totaling $22 thousand. During the first quarter of 2001, the Company realized gains for the sale of other real estate totaling $222 thousand.

Income from the sale and servicing of loans totaled $326 thousand during the first quarter of 2002, which increased by $109 thousand, or 50.2%, compared to the prior year quarter. The increased income from the sale and servicing of loans is primarily the result of increased refinancing activity of residential mortgage loans which resulted from declines in mortgage loan rates combined with the increased activity of the Company's Small Business Administration (SBA) Loan department. The SBA department expanded its operations and established a loan production office in Folsom, California during the first quarter of 2001.

Noninterest Expenses

Noninterest expenses increased $178 thousand, or 6.7%, compared to the prior year quarter. Personnel expense increased $74 thousand, or 5.3%, as a result of additions to staff during the year combined with general merit increases for existing personnel. Occupancy expense increased $21 thousand or 9.5% primarily as a result of the Company's relocation of its Folsom Branch to a new location. Equipment expense increased $17 thousand, or 7.4%, as a result of depreciation of new equipment. Other noninterest expense increased $66 thousand, or 8.2%, primarily as a result of general increases in costs associated with supporting the Company's continued growth.

Liquidity

The Company's primary sources of liquidity are the proceeds from the trust preferred securities combined with dividends from the Bank. The Company's primary uses of liquidity are associated with interest payments on the trust preferred securities, dividend payments made to shareholders and operating expenses.

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

At March 31, 2002 liquidity was considered adequate, and funds available in the local deposit market and scheduled maturities of investments are considered sufficient to meet long-term liquidity needs. Compared to 2001 liquidity increased in 2002 as a result of the issuance of the trust preferred securities, growth in deposit portfolio and sales and maturities of available-for-sale investment securities.

Basis of Presentation

First Financial Bancorp is the holding company for Bank of Lodi, N.A., Western Auxiliary Corporation and First Financial (CA) Statutory Trust I. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three months ended March 31, 2002 are not necessarily indicative of the results which may be expected for the year ended December 31, 2002. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 2001 Annual Report to Shareholders.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While there are several varieties of market risk, the market risk material to the Company and the Bank is interest rate risk. Within the context of interest rate risk, market risk is the risk of loss due to changes in market interest rates that have an adverse effect on net interest income, earnings, capital or the fair value of financial instruments. Exposure to this type of risk is a regular part of a financial institution's operations. The fundamental activities of making loans, purchasing investment securities, and accepting deposits inherently involve exposure to interest rate risk. The Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. As of and for the three months ended March 31, 2002, there were no material changes in the market risk profile of the Company or the Bank as described in the Company's 2001 Form 10-K.

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

              Not Applicable

ITEM 5.       OTHER INFORMATION

              Not Applicable

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibits

              Exhibit No.       Description

              Not Applicable

      (b)     Reports on Form 8-K

                  Form 8-K dated March 28, 2002 announcing completion of $5 million Trust Preferred Security Transaction

                  Form 8-K  dated  April 4,  2002  announcing  Stock  Repurchase
                  Program

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               FIRST FINANCIAL BANCORP


Date: May 10, 2002                             /s/ Allen R. Christenson
      ------------                             ------------------------
                                               Allen R. Christenson
                                               Senior Vice President
                                               Chief Financial Officer