Form 10-Q
period 2002-06-30
FIRST FINANCIAL BANCORP /CA/
filed 2002-08-14
CIK 729502

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       For the period ended June 30, 2002

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

         As of August 5, 2002 there were 1,616,884 shares of Common Stock, no par value, outstanding.

================================================================================

                             FIRST FINANCIAL BANCORP

                                    FORM 10-Q

            FOR THE QUARTER AND SIX MONTH PERIOD ENDED JUNE 30, 2002
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.    Consolidated Financial Statements and Notes to Consolidated
           Financial Statements ............................................   1

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................   9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk ......  18

                                     PART II

Item 1.    Legal Proceedings ...............................................  18

Item 2.    Changes in Securities ...........................................  18

Item 3.    Defaults Upon Senior Securities .................................  18

Item 4.    Submission of Matters to a Vote of Security Holders .............  18

Item 5.    Other Information ...............................................  18

Item 6.    Exhibits and Reports on Form 8-K ................................  18

ITEM 1. FINANCIAL STATEMENTS

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                       (in thousands except share amounts)

                                                           June 30, December 31,
Assets                                                       2002       2001
------                                                       ----       ----

Cash and due from banks                                    $ 15,707   $ 13,328
Federal funds sold and securities purchased
    under resale agreements                                    --        6,129
Investment securities available for sale, at fair value      47,080     41,015
Loans held for sale                                           5,930      3,876

Loans, net of deferred loan fees                            149,141    138,098
Less allowance for loan losses                                2,980      2,668
                                                           --------   --------

  Net loans                                                 146,161    135,430

Premises and equipment, net                                   7,230      7,185
Accrued interest receivable                                   1,295      1,265
Other assets                                                 17,660     17,947
                                                           --------   --------

    Total Assets                                           $241,063   $226,175
                                                           ========   ========

Liabilities and Stockholders' Equity

Liabilities:
    Deposits
       Noninterest bearing                                 $ 33,796   $ 29,758
       Interest bearing                                     168,924    171,813
                                                           --------   --------
          Total deposits                                    202,720    201,571

    Accrued interest payable                                    187        307
    Short term borrowings                                    12,360      4,000
    Other liabilities                                         2,419      2,434
                                                           --------   --------
          Total liabilities                                 217,686    208,312

    Obligated mandatorily redeemable capital
        securities of subsidiary trust                        5,000       --
                                                           --------   --------

Stockholders' equity:
    Preferred stock - no par value; authorized 1,000,000
          shares, no shares issued and outstanding
    Common stock - no par value; authorized 9,000,000
          shares, issued and outstanding in 2002 and 2001,
          1,616,884 and 1,622,300 respectively               10,088     10,191
    Retained earnings                                         7,795      7,317
     Accumulated other comprehensive income                     494        355
                                                           --------   --------

          Total stockholders' equity                         18,377     17,863
                                                           --------   --------

                                                           $241,063   $226,175
                                                           ========   ========

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                  Three Months Ended    Six Months Ended
                                                        June 30,             June 30,
                                                  ------------------    -----------------
                                                    2002       2001       2002      2001
                                                  -------    -------    -------   -------
Interest income:
    Loans, including fees                         $ 3,044    $ 2,645    $ 5,781   $ 5,330
    Investment securities:
       Taxable                                        466        475        788       848
       Exempt from federal taxes                       45         67         89       138
    Federal funds sold                                 35        196         81       377
                                                  -------    -------    -------   -------
            Total interest income                   3,590      3,383      6,739     6,693

Interest expense:
    Deposit accounts                                  867      1,229      1,861     2,332
    Other borrowings                                   98          1        104         4
                                                  -------    -------    -------   -------
            Total interest expense                    965      1,230      1,965     2,336
                                                  -------    -------    -------   -------
        Net interest income                         2,625      2,153      4,774     4,357

Provision for loan losses                             181       --          376       190
                                                  -------    -------    -------   -------
        Net interest income after provision for
           loan losses                              2,444      2,153      4,398     4,167
Non-interest income:
     Gain on sale of investment securities           --         --          262      --
     Gain on sale of other real estate               --         --           22       222
     Gain on sale of loans                            145        109        374       216
     Service charges                                  413        373        777       706
     Premiums and fees from SBA and mortgage
         operations                                   230        203        556       420
     Miscellaneous                                    127         73        149       147
                                                  -------    -------    -------   -------
        Total non-interest income                     915        758      2,140     1,711

Non-interest expense:
     Salaries and employee benefits                 1,597      1,396      3,076     2,801
     Occupancy                                        251        335        493       556
     Equipment                                        231        145        479       376
     Other                                          1,084        906      1,958     1,714
                                                  -------    -------    -------   -------
        Total non-interest expense                  3,163      2,782      6,006     5,447
                                                  -------    -------    -------   -------
Income before provision for income taxes              196        129        532       431
Provision for income tax (benefit) expense             (1)       (24)        54        23
                                                  -------    -------    -------   -------
        Net income                                $   197    $   153    $   478   $   408
                                                  =======    =======    =======   =======
Earnings per share:
         Basic                                    $  0.12    $  0.10    $  0.29   $  0.25
                                                  =======    =======    =======   =======

         Diluted                                  $  0.12    $  0.09    $  0.28   $  0.25
                                                  =======    =======    =======   =======

See accompanying notes

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                   (Unaudited)
                       (in thousands except share amounts)


Six Months Ended June 30, 2002

                                                                                                Accumulated
                                        Common       Common                                        Other
                                         Stock        Stock     Comprehensive     Retained     Comprehensive
            Description                 Shares       Amounts        Income        Earnings         Income           Total
------------------------------------- ------------ ------------ --------------- ------------- ----------------- ---------------
Balance at December 31, 2001            1,622,300    $  10,191                         7,317               355          17,863

Comprehensive income:
   Net income                                                        $     478           478                               478
                                                                ---------------
   Other comprehensive income:
      Unrealized holding gain arising
          during the current period, net
          of tax effect of $204                                            294
      Reclassification adjustment
          due to gains realized, net of
          tax effect of $107                                              (155)
      Total other comprehensive
          income, net of
          tax effect of $97                                     ---------------
                                                                           139                             139             139
                                                                ---------------
      Comprehensive income                                           $     617
                                                                ===============
Options exercised                          5,309           25                                                               25
Stock repurchase                         (10,725)        (128)                                                            (128)
                                      ------------ ------------                 ------------- ----------------- ---------------
Balance at June 30, 2002                1,616,884    $  10,088                         7,795               494          18,377
                                      ============ ============                 ============= ================= ===============

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)
                            Six Months Ended June 30,

                                                                                            2002              2001
                                                                                          --------          --------
Cash flows from operating activities:
Net income                                                                                $    478          $    408
     Adjustments  to  reconcile  net  income  to  net  cash  used  in  operating activities:
          Loans held for sale:
              Increase in loans held for sale                                               (1,680)           (2,098)
              Gain on sale of loans                                                           (374)             (216)
          Increase (decrease) in deferred loan income                                            1                (4)
          Depreciation and amortization                                                        522               584
          Provision for loan losses                                                            376               190
          Gain on sale of securities                                                          (262)                -
          Gain on sale of other real estate owned                                              (22)             (222)
          (Increase) decrease in accrued interest
          receivable                                                                           (30)               29
          (Decrease) increase in accrued interest payable                                     (120)               20
          Decrease in other liabilities                                                        (15)              (97)
          Increase in cash surrender value of life insurance                                  (337)             (285)
          Decrease (increase) in other assets                                                  400              (269)
                                                                                          --------          --------
                  Net cash used in operating activities                                     (1,063)           (1,960)

Cash flows from investing activities:
    Investment securities available-for-sale
       Purchases                                                                           (25,608)          (22,366)
       Proceeds from prepayments                                                             6,707             2,947
       Proceeds from maturity                                                                3,500             7,353
       Proceeds from sale                                                                    9,649                 -
    Net increase in loans made to customers                                                (11,198)           (3,497)
    Proceeds from sale of other real estate                                                     90               627
    Purchase of cash surrender value life insurance                                              -            (1,500)
    Purchases of bank premises and equipment                                                  (233)             (507)
                                                                                          --------          --------
                  Net cash used in investing activities                                    (17,093)          (16,943)

Cash flows from financing activities:
    Net increase in deposits                                                                 1,149            28,035
    Proceeds from issuance of company obligated mandatorily redeemable
      securities of subsidiary trust                                                         5,000                 -
    Increase (decrease) in other borrowings                                                  8,360            (4,588)
    Payment for fractional stock dividends                                                       -                (4)
    Payments for repurchase of common stock                                                   (128)                -
    Proceeds from issuance of common stock                                                      25                18
                                                                                          --------          --------
                  Net cash provided by financing activities                                 14,406            23,461

                  Net (decrease) increase in cash and cash
                  equivalents                                                               (3,750)            4,558

Cash and cash equivalents at beginning of period                                            19,457            21,024
                                                                                          --------          --------
Cash and cash equivalents at end of period                                                $ 15,707          $ 25,582
                                                                                          ========          ========

Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest payments                                                       $  2,085          $  2,316
    Cash paid for taxes                                                                        707               285
    Loans transferred to other real estate owned                                                 -                90

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


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

(2) Weighted Average Shares Outstanding

     Per share information is based on weighted average number of shares of common stock outstanding during each three- and six-month periods. Basic earnings per share (EPS) is computed by dividing net income available to shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to shareholders by the weighted average common shares outstanding during the period plus potential common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

     The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three- and six-month period ending June 30, 2002 and 2001:

                                                           Income             Shares        Per-Share
         Three months ended June 30, 2002               (numerator)       (denominator)       Amount
         -----------------------------------------------------------------------------------------------
         Basic earnings per share                           $ 197,000          1,624,308          $ .12
         Effect of dilutive securities                              -             66,559              -
                                                       ---------------    ---------------
         Diluted earnings per share                         $ 197,000          1,690,867          $ .12
                                                       ===============    ===============

                                                           Income             Shares        Per-Share
         Three months ended June 30, 2001               (numerator)       (denominator)       Amount
         -----------------------------------------------------------------------------------------------
         Basic earnings per share                           $ 153,000          1,604,056          $ .10
         Effect of dilutive securities                              -             34,825              -
                                                       ---------------    ---------------
         Diluted earnings per share                         $ 153,000          1,638,881          $ .09
                                                       ===============    ===============

                                                           Income             Shares        Per-Share
         Six months ended June 30, 2002                 (numerator)       (denominator)       Amount
         -----------------------------------------------------------------------------------------------
         Basic earnings per share                           $ 478,000          1,625,949          $ .29
         Effect of dilutive securities                              -             63,059              -
                                                       ---------------    ---------------
         Diluted earnings per share                         $ 478,000          1,689,008          $ .28
                                                       ===============    ===============

                                                           Income             Shares        Per-Share
         Six months ended June 30, 2001                 (numerator)        (denominator)      Amount
         -----------------------------------------------------------------------------------------------
         Basic earnings per share                           $ 408,000           1,603,130         $ .25
         Effect of dilutive securities                              -              36,003             -
                                                       ---------------    ----------------
         Diluted earnings per share                         $ 408,000           1,639,133         $ .25
                                                       ===============    ================

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


(3) Allowance for Loan Losses

         The following summarizes changes in the allowance for loan losses for the six month periods ended June 30, 2002 and 2001 and the twelve month period ended December 31, 2001:

         (in thousands)                                                6/30/02          6/30/01          12/31/01
                                                                    --------------    -------------    --------------
         Balance at beginning of period                             $      2,668            2,499             2,499
           Loans charged off                                                 (83)            (163)             (283)
           Recoveries                                                         19               15                61
           Provisions charged to operations                                  376              190               391
                                                                    --------------    -------------    --------------
         Balance at end of period                                   $      2,980            2,541             2,668
                                                                    ==============    =============    ==============

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

(5) Basis of Presentation

         First Financial Bancorp is the holding company for Bank of Lodi, N.A., Western Auxiliary Corporation and First Financial (CA) Statutory Trust
         I. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results which may be expected for the year ended December 31, 2002. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 2001 Annual Report to Shareholders.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


(6) Impact Of Recently Issued Accounting Standards

         In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company adopted the provisions of Statement No. 142 on January 1, 2002. The adoption of Statement No. 142 did not have a material impact on the financial condition or operating results of the Company. The only exception to Statement No. 142 is the amortization of goodwill and intangible assets acquired under the provisions of Statement No. 72, Accounting of Certain Acquisitions of Banking or Thrift Institutions. The Company will continue to amortize goodwill and intangible assets acquired in accordance with this statement. At June 30, 2002, the Company's goodwill totaled $16 thousand, net of accumulated amortization of $42 thousand and intangible assets (consisting of core deposit premiums) totaled $412 thousand, net of accumulated amortization of $1,563 thousand. Goodwill and intangible assets are amortized over 7 years.

         The Financial Accounting Standards Board (FASB) issued Statement No. 143, Accounting for Asset Retirement Obligations in August 2001. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As a result, FASB Statement No. 143 applies to all entities that have legal obligations associated with the retirement of long-lived tangible assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppels. Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Enterprises are required to adopt Statement No. 143 for fiscal years beginning after June 15, 2002. Early adoption is encouraged. The Company does not expect adoption of Statement No. 143 to have a material impact on the financial condition or operating results of the Company.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


         On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. The Company adopted the provisions of Statement 144 on January 1, 2002. The adoption of Statement No. 144 did not have a material impact on the financial condition or operating results of the Company.

         Statement Financial Accounting Standards No. 145 rescinds SFAS No. 4, which requires all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. The accounting, disclosure and financial statements provision of SFAS No. 145 are effective for financial statements in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item shall be reclassified. The implementation of Statement No. 145 is not expected to have a material impact on the financial condition or operating results of the Company.

         The Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities which requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

Changes in Financial Condition

Consolidated total assets at June 30, 2002 totaled $241 million, which represents an increase of $14,888 thousand, or 6.6%, above the comparable level at December 31, 2001. The increase in total assets was attributable to a $13,114 thousand, or 9.2%, increase in gross loans, and a $6,065 thousand, or 14.8%, increase in investment securities combined with a $6,129 thousand, or 100.0%, decrease in federal funds sold as compared to December 31, 2001. The net increase in gross loans is primarily the result of increases of $6,145 thousand, or 11.6%, $3,673 thousand, or 26.8%, $2,054 thousand, or 53.0%, and $988 thousand, or 6.1%, in real estate loans, construction loans, loans held for sale and agricultural loans, respectively, combined with a decrease of $511 thousand, or 2.3%, in commercial loans.

Total deposits increased $1,149 thousand, or 0.6%, from December 31, 2001 to June 30, 2002. The growth in deposits is the result of a $7,440 thousand, or 7.4%, increase in demand deposits and a $3,559 thousand, or 11.2% increase in savings accounts combined with a $9,850, or 14.1% decrease in certificates of deposit. The decrease in certificates of deposit resulted from management's decision to focus on increasing core deposits rather than pay higher interest rates for certificates of deposit. In order to maintain a desired level of liquidity, the company obtained short-term borrowings and sold securities under agreements to repurchase (reverse repo).

Allowance for Loan Losses

The allowance for loan losses (the "allowance") is established through a provision for loan losses charged to expense. The allowance at June 30, 2002 was in excess of the December 31, 2001 allowance by $312 thousand, or 11.7%, as a result of a provision for $376 thousand and net charge offs totaling $64 thousand. This compares to a provision of $190 thousand for the first six months of 2001. The increased provision is a result of the general growth of the loan portfolio during the first six months of 2002 ($13.1 million, or 9.2%) exceeding the rate that occurred during the first six months of 2001 ($5.5 million, or 4.8%).

At June 30, 2002, nonperforming loans were $3,454 thousand, or 2.2% of gross loans outstanding. This compares to $3,246 thousand or 2.3% of gross loans outstanding at December 31, 2001. The allowance to nonperforming loan coverage ratio increased to 0.86 times at June 30, 2002 from 0.82 times at December 31, 2001. Management continues to actively work to resolve the nonperforming loans, the majority of which are secured by real estate that, in the opinion of management, are well collateralized. Management believes that the allowance at June 30, 2002 is adequate to absorb known and reasonably estimable loan losses. However, there can be no assurances that future economic events may negatively impact the Bank's borrowers, thereby causing loan losses to exceed the current allowance.

The following tables depict activity in the allowance for loan losses and allocation of reserves as of and for the six months and year ended June 30, 2002 and December 31, 2001, respectively:

Analysis of the Allowance for Loan Losses

                                                        June 30,    December 31,
                                                         2002          2001
                                                        -------      -------
          Balance at beginning of period                $ 2,668      $ 2,499
             Charge-offs:
               Commercial                                   (13)        (226)
               Real estate                                  (62)          --
               Consumer                                      (8)         (57)
                                                        -------      -------
            Total charge-offs                               (83)        (283)
            Recoveries:
               Commercial                                    15           21
               Real estate                                   --           --
               Consumer                                       4           40
                                                        -------      -------
            Total recoveries                                 19           61
                                                        -------      -------
          Net charge-offs                                   (64)        (222)
          Provision charged to operations                   376          391
                                                        -------      -------
          Balance at end of period                      $ 2,980      $ 2,668
                                                        =======      =======

Allocation of the Allowance for Loan Losses

                                            ---------------------------------     ----------------------------------
                                                     June 30, 2002                        December 31, 2001
                                            ---------------------------------     ----------------------------------
                                                 Amount                              Amount
Loan Category                                    (000's)         % of Loans          (000's)            % of Loans
----------------------------------------    ----------------    -------------     ---------------    ---------------
Commercial and other real estate                 $2,104              85.75%           $2,122              87.82%
Real estate construction                            801              11.60%              466               9.61%
Installment and other                                75               2.65%                0               2.57%
                                                 ------              ------           ------              ------
                                                 $2,980             100.00%           $2,668             100.00%
                                                 ======              ======           ======              ======

Investments

Investments consist of federal funds sold and investment securities. Investment securities increased $6,065 thousand, or 14.8%, from December 31, 2001 to June 30, 2002. Federal funds sold decreased $6,129 thousand, or 100.0% from December 31, 2001 to June 30, 2002. The increase in investment securities and the corresponding decrease in Federal funds sold resulted from utilizing Federal funds sold to purchase short term investment securities. The investment securities purchased were collateralized mortgage obligations, the majority of which have average lives of less than five years.

Equity

Consolidated equity increased $514 thousand from December 31, 2001 to June 30, 2002. Consolidated equity represented 7.62% and 7.90% of consolidated assets at June 30, 2002 and December 31, 2001, respectively. In addition to the earnings of $478 thousand, equity capital increased by $25 thousand from the exercise of stock options over the six months ended June 30, 2002 and $139 thousand to reflect the increase in the after-tax market value of the available-for-sale investment securities portfolio. The increase in the investment security portfolio's market value reflects the decrease in the level of market interest rates at June 30, 2002 compared to December 31, 2001. Year-to-date capital reductions totaled $128 thousand resulting from the repurchase of shares. The total risk-based capital ratio for the Company's wholly owned subsidiary, Bank of Lodi was 11.18% at June 30, 2002 compared to 10.24% at December 31, 2001. The Bank's leverage capital ratio was 8.37% at June 30, 2002 versus 7.45% at December 31, 2001. The capital ratios are in excess of the regulatory minimums for a well-capitalized bank.

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

Changes in Results of Operations - Three and Six Months ended June 30, 2002

Summary of Earnings Performance

                                         ---------------------------------    --------------------------------
                                               Three Months Ended                    Six Months Ended
                                                    June 30,                             June 30,
                                         ---------------------------------    --------------------------------
                                           2002                  2001            2002                2001
                                         -------------       -------------    -------------      -------------
Earnings (in thousands)                      $  197             $  153          $ 478               $ 408
Basic earnings per share                     $ 0.12             $ 0.10          $0.29               $0.25
Diluted earnings per share                   $ 0.12             $ 0.09          $0.28               $0.25
Return on average assets                       0.33%              0.30%          0.42%               0.42%
Return on average equity                       4.34%              3.74%          5.11%               4.87%
Average equity to average assets               7.70%              8.13%          8.14%               8.68%

The Company reported net income of $197 thousand ($0.12 per share, diluted) for the three months ended June 30, 2002, compared to $153 thousand ($0.09 per share, diluted) for the same period in 2001. Net income for the six months ended June 30, 2002 was $478 thousand ($0.28 per share, diluted) compared to $408 thousand ($0.25 per share, diluted). The increase in net income for the second quarter in 2002 when compared to the same period one year ago is due to an increase of $472 thousand in net interest income, a increase of $181 thousand in the provision for loan losses, an increase of $157 thousand in non-interest income, an increase of $381 thousand in non-interest expense and a decrease of $23 thousand in the provision for income tax benefit. The increase in net income during the first six months of 2002 when compared to the same period in 2001 is due to an increase of $417 thousand in net interest income, an increase of $186 thousand in the provision for loan losses, an increase of $429 thousand in non-interest income, an increase of $559 thousand in non-interest expense and a increase of $31 thousand in the provision for income tax.

Net Interest Income

The following tables provides a detailed analysis of the net interest spread and net interest margin for the periods indicated:

                                -------------------------------------------------------------------------------------------
                                                           For the Three Months Ended June 30,
                                -------------------------------------------------------------------------------------------
                                                   2002                                            2001
                                --------------------------------------------    -------------------------------------------
                                  Average          Income/           Yield        Average         Income/         Yield
   Dollars In Thousands           Balance          Expense            (1)         Balance         Expense          (1)
                                ------------     -------------    ----------    -----------     ------------    -----------
Earning Assets:
Investment securities (1)(2)    $    40,096      $        511        5.11%      $   33,347      $       542         6.52%
Federal funds sold                    7,584                35        1.85%          18,089              196         4.35%
Loans (2) (3)                       147,690             3,044        8.27%         117,868            2,645         9.00%
                                ------------     -------------    ----------    -----------     ------------    -----------
                                $   195,370      $      3,590        7.37%      $  169,304      $     3,383         8.01%
                                ============     =============    ==========    ===========     ============    ===========
Liabilities:
Non-interest bearing
deposits                        $    35,515      $         --           --      $   24,572      $        --            --
Savings, money market, &
NOW deposits                        108,664               346        1.28%          90,391              325         1.44%
Time deposits                        65,892               521        3.17%          67,643              904         5.36%
Other borrowings                     10,616                98        3.70%              78                1         5.14%
                                ------------     -------------    ----------    -----------     ------------    -----------
Total Liabilities               $   220,687      $        965        1.75%      $  182,684      $     1,230         2.70%
                                ============     =============    ==========    ===========     ============    ===========
Net Interest Spread                                                  5.62%                                          5.31%
                                                                  ==========                                    ===========

                                -------------------------------------------------------------------------------------------
                                  Earning           Income                      Earning           Income
                                  Assets          (Expense)         Yield         Assets         (Expense)        Yield
                                ------------     -------------    ----------    -----------     ------------    -----------
Yield on average earning        $   195,370      $      3,590        7.37%      $  169,304      $     3,383         8.01%
assets
Cost of funding average
earning assets                  $   195,370             ( 965)      (1.98)%     $  169,304          ( 1,230)       (2.91)%
                                                 -------------    ----------                    ------------    -----------
Net Interest Margin             $   195,370      $      2,625        5.39%      $  169,304      $        53         5.10%
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

                                -------------------------------------------------------------------------------------------
                                                            For the Six Months Ended June 30,
                                -------------------------------------------------------------------------------------------

                                                   2002                                            2001
                                --------------------------------------------    -------------------------------------------
                                  Average          Income/          Yield        Average          Income/          Yield
   Dollars In Thousands           Balance          Expense           (1)         Balance          Expense           (1)
                                ------------     -------------    ----------    -----------     ------------    -----------
Earning Assets:
Investment securities (1)(2)    $    35,114      $        877        5.04%      $   29,355      $       986         6.77%
Federal funds sold                    9,145                81        1.79%          15,569              377         4.88%
Loans (2) (3)                       150,484             5,781        7.75%         116,371            5,330         9.24%
                                ------------     -------------    ----------    -----------     ------------    -----------
                                $   194,743      $      6,739        6.98%      $  161,295      $     6,693         8.37%
                                ============     =============    ==========    ===========     ============    ===========
Liabilities:
Non-interest bearing
deposits                        $    32,388      $         --          --       $   23,464      $        --           --
Savings, money market, &
NOW deposits                        105,563               682        1.30%          88,552              666         1.52%
Time deposits                        68,040             1,179        3.49%          61,617            1,666         5.45%
Other borrowings                      5,519               104        3.80%             140                4         5.76%
                                ------------     -------------    ----------    -----------     ------------    -----------
Total Liabilities               $   211,510      $      1,965        1.87%      $  173,773      $     2,336         2.71%
                                ============     =============    ==========    ===========     ============    ===========
Net Interest Spread                                                  5.11%                                          5.66%
                                                                  ==========                                    ===========

                                -------------------------------------------------------------------------------------------
                                  Earning           Income                      Earning           Income
                                  Assets          (Expense)         Yield         Assets         (Expense)        Yield
                                ------------     -------------    ----------    -----------     ------------    -----------
Yield on average earning        $   194,743      $      6,739        6.98%      $  161,295      $     6,693         8.37%
assets
Cost of funding average
earning assets                  $   194,743      $     (1,965)      (2.04)%     $  161,295      $    (2,336)       (2.92)%
                                                 -------------    ----------                    ------------    -----------
Net Interest Margin             $   194,743      $      4,774        4.94%      $  161,295      $        57         5.45%
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

Interest income for the second quarter of 2002 increased by $207 thousand, or 6.1%, over the same quarter of 2001. The net interest margin of 5.39% for the second quarter of 2002 increased from 5.10% for the second quarter of 2001. For the first six months of 2002, interest income increased by $46 thousand, or 0.7%, over the same period one year ago. The net interest margin of 4.94% for the first six months of 2002 decreased from 5.45% over the same period one year ago. Improvement in interest income was the result of the higher volume of loans combined with an increase in total earning assets

Average loans for the three months ended June 30, 2002 increased by $29,822 thousand, or 25.3% compared to the prior year quarter. For the first six months of 2002, average loans increased $34,113 thousand, or 29.3%, compared to the first six months of 2001. Average liabilities for the three months ended June 30, 2002 increased by $38,003 thousand, or 20.8%, compared to the prior year quarter. The average rate paid on savings, money market and NOW accounts decreased from 1.44% in the second quarter of 2001 to 1.28% for the second quarter of 2002. The average rate paid on certificates of deposits decreased, from 5.36% for the second quarter of 2001 to 3.17% for the same quarter of 2002. For the first six months of 2002, average liabilities increased $37,737 thousand, or 21.7%, compared to the first six months of 2001.

Interest income is also affected by nonaccrual loan activity. Interest forgone or reversed on non-accrual loans during the first six months of 2002 totals approximately $170 thousand. For the second quarter of 2002, interest forgone on non-accrual loans totaled $93 thousand. When combined with a $180 thousand collection of interest on non-accrual loans, there is a net recovery of $87 thousand for the second quarter of 2002 or $10 thousand for the first six months of 2002.

Average non-interest bearing deposits have kept pace with the growth in interest bearing deposits from a year ago and make up 17% of average total deposits for the second quarter and 16% for the first six months of 2002. This has helped to keep down the cost of funding earning assets. Average certificates of deposit for the second quarter and the first six months of 2002 were 31% and 33% of average deposits, respectively, compared to 37% and 35% for the same periods of 2001.

Provision for Loan Losses

The provision for loan losses for the three and six months ended June 30, 2002 was $181 and $376 thousand compared with $0 and $190 thousand for the three and six months ended June 30, 2001. The year-to-date increase is consistent with the increase in the growth rate of gross loans during the first six months of 2002 as compared to the first six months of 2001. Also see "Allowance for Loan Losses" contained herein.

Noninterest Income

Non-interest income for the second quarter of 2002 increased by $157 thousand, or 20.7%, over the same period last year. For the first six months of 2002, non-interest income increased $429 thousand, or 25.1%, compared to the first six months of 2001. During the first quarter of 2002, the Company realized gains on the sale of investment securities totaling $262 thousand.

Service charge income for the second quarter of 2002 increased by $40 thousand, or 10.7%, compared to the same quarter of 2001. For the first six months of 2002, service charge income increased $71 thousand, or 10.1%, compared to the first six months of 2001. The increases in service charge income are directly related to the growth in average demand deposits and savings accounts.

Income from premiums and fees from SBA and mortgage operations increased $27 thousand, or 13.3%, during the second quarter of 2002 as compared to the prior year second quarter. For the first six months of 2002, premiums and fees from SBA and mortgage operations increased $136 thousand, or 32.4%, compared to the first six months of 2001. The increase in income is a result of increases in total volumes of loans generated and sold combined with changes in market rates paid for sold loans. During the second quarter of 2002, the Company sold SBA loans totaling $1,002 thousand and mortgage loans totaling $5,454 thousand as compared to the same period last year in which the Company sold SBA loans totaling $437 thousand and mortgage loans totaling $6,892 thousand. During the first six months of 2002, the Company sold SBA loans totaling $3,573 thousand and mortgage loans totaling $14,031 thousand as compared to SBA loans sales totaling $1,148 thousand and mortgage loans sales totaling $10,234 thousand during the first six months of 2001.

Noninterest Expenses

Non-interest expenses increased by $381 thousand, or 13.7%, during the second quarter of 2002 compared to the prior year quarter. For the first six months of 2002, non-interest expense increased $559 thousand, or 10.3%, compared to the first six months of 2001. The increase in non-interest expense results primarily from increases in salary and benefits, equipment and accounting fees combined with decreases in consulting and legal.

For the second quarter of 2002, salary and employee benefits expense increased $201 thousand, or 14.4%, equipment expense increased $86 thousand, or 59.3%, accounting fees increased $58 thousand, or 214.8%, consulting expenses increased $20 thousand, or 90.9%, while legal expenses decreased $35 thousand, or 72.9%, and occupancy decreased $84 thousand, or 25.1% compared to the prior year.

Year to date, salary and employee benefits expense increased $275 thousand, or 9.8%, equipment expense increased $103 thousand, or 27.4%, accounting fees increased $59 thousand, or 107.0%, while occupancy expense decreased $63 thousand, or 11.3%, consulting expenses decreased $36 thousand, or 43.9%, and legal expenses decreased $24 thousand, or 35.8% compared to the prior year.

Salary and employee benefits expense increased as a result of the addition of certain staffing positions combined with general merit increases in salaries and increased employee benefit costs. The increase in equipment expenses occurred primarily as a result of the increase in depreciation expense for the new equipment combined with other general upgrades in equipment and technology. The increase in the accounting expenses relates primarily to the Company's expansion of its internal audit function. Occupancy expense decreases were due to higher expenses in the prior year for the addition of the Folsom SBA lending office and the relocation of the Folsom branch.

Income Taxes

The Company recorded a tax benefit of $1 thousand and $24 thousand during the second quarter of 2001 and 2002, respectively. For the first six months of 2002, the provision for income taxes totaled $54 thousand compared to $23 thousand for the first six months of 2001. The tax benefit during the second quarter of 2002 and 2001 resulted primarily from the level of tax exempt income relative to total pre-tax income. The increase in income taxes during the six months ending June 30, 2002 as compared to the same period in 2001 is primarily related to an overall increase in pretax earnings.

The two primary components of tax exempt income are income from tax exempt investment securities and increases in the cash surrender value of life insurance. Income from tax exempt investment securities decreased $22 thousand, or 32.8% during the second quarter of 2002 as compared to the same period in 2001. Income from tax exempt investment securities decreased $49 thousand, or 35.5% during the first six months of 2002 as compared to the first six months of 2001. During the second quarter of 2002, the cash surrender value of life insurance increased $23 thousand, or 16.1% compared to same period in 2001. During the first six months of 2002, the cash surrender value of life insurance increased $52 thousand, or 18.2% when compared to the first six months of 2001.

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

At June 30, 2002 liquidity was considered adequate, and funds available in the local deposit market and scheduled maturities of investments are considered sufficient to meet long-term liquidity needs. Compared to 2001 liquidity increased in 2002 as a result of the growth in deposit portfolio combined with the sales and maturities of available-for-sale investment securities.

Basis of Presentation

First Financial Bancorp is the holding company for Bank of Lodi, N.A., Western Auxiliary Corporation and First Financial (CA) Statutory Trust I. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results which may be expected for the year ended December 31, 2002. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 2001 Annual Report to Shareholders.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While there are several varieties of market risk, the market risk material to the Company and the Bank is interest rate risk. Within the context of interest rate risk, market risk is the risk of loss due to changes in market interest rates that have an adverse effect on net interest income, earnings, capital or the fair value of financial instruments. Exposure to this type of risk is a regular part of a financial institution's operations. The fundamental activities of making loans, purchasing investment securities, and accepting deposits inherently involve exposure to interest rate risk. The Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. As of and for the six months ended June 30, 2002, there were no material changes in the market risk profile of the Company or the Bank as described in the Company's 2001 Form 10-K.

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

                  Not Applicable

ITEM 5.           OTHER INFORMATION

                  Not Applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

       (a)        Exhibits

                  99.1 Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350

                  99.2 Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350

       (b)       Reports on Form 8-K

                  Not Applicable

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FIRST FINANCIAL BANCORP




Date: August 13, 2002                    /s/ Allen R. Christenson
                                         ------------------------
                                         Allen R. Christenson
                                         Senior Vice President
                                         Chief Financial Officer