Form 10-Q
period 2002-09-30
FIRST FINANCIAL BANCORP /CA/
filed 2002-11-14
CIK 729502

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the period ended September 30, 2002

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

                                          [X] Yes [ ] No

         As of November 1, 2002 there were 1,614,300 shares of Common Stock, no par value, outstanding.

================================================================================

                             FIRST FINANCIAL BANCORP

                                    FORM 10-Q

         FOR THE QUARTER AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002
                                TABLE OF CONTENTS


                                                                                                            Page
                                                                                                            ----

                                                 PART I

Item 1.      Consolidated Financial Statements and Notes to Consolidated
             Financial Statements..................................................................            1

Item 2.      Management's Discussion  and Analysis of Financial Condition and
             Results of Operations ................................................................            9

Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................           17


                                                 PART II

Item 1.      Legal Proceedings ....................................................................           17

Item 2.      Changes in Securities ................................................................           17

Item 3.      Defaults Upon Senior Securities ......................................................           17

Item 4.      Submission of Matters to a Vote of Security Holders ..................................           17

Item 5.      Other Information ....................................................................           17

Item 6.      Exhibits and Reports on Form 8-K .....................................................           17

ITEM 1. FINANCIAL STATEMENTS

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                       (in thousands except share amounts)


                                                                                  September 30,    December 31,
Assets                                                                                2002             2001
------                                                                              --------        --------
Cash and due from banks                                                             $ 14,517        $ 13,328
Federal funds sold and securities purchased under resale agreements                   12,028           6,129
Investment securities available for sale, at fair value                               31,043          41,015
Loans held for sale                                                                    6,188           3,876

Loans, net of deferred loan fees                                                     157,248         138,098
Less allowance for loan losses                                                         3,090           2,668
                                                                                    --------        --------

  Net loans                                                                          154,158         135,430

Premises and equipment, net                                                            6,975           7,185
Accrued interest receivable                                                            1,086           1,265
Other assets                                                                          20,057          17,947
                                                                                    --------        --------

    Total Assets                                                                    $246,052        $226,175
                                                                                    ========        ========

Liabilities and Stockholders' Equity

Liabilities:
    Deposits
       Noninterest bearing                                                          $ 36,338        $ 29,758
       Interest bearing                                                              174,222         171,813
                                                                                    --------        --------

          Total deposits                                                             210,560         201,571

    Accrued interest payable                                                             147             307
    Short term borrowings                                                              8,059           4,000
    Other liabilities                                                                  2,913           2,434
                                                                                    --------        --------

          Total liabilities                                                          221,679         208,312

    Obligated mandatorily redeemable capital
        securities of subsidiary trust                                                 5,000            --
                                                                                    --------        --------

Stockholders' equity:
    Preferred stock - no par value; authorized 1,000,000 shares, no shares issued and outstanding
    Common stock - no par value; authorized 9,000,000 shares, issued and
          outstanding in 2002 and 2001, 1,640,146 and 1,622,300 respectively          10,310          10,191
    Retained earnings                                                                  8,407           7,317
     Accumulated other comprehensive income                                              656             355
                                                                                    --------        --------
          Total stockholders' equity                                                  19,373          17,863
                                                                                    --------        --------

                                                                                    $246,052        $226,175
                                                                                    ========        ========


See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                       --------------------------       -------------------------
                                                          2002              2001          2002             2001
                                                       -------            -------       -------           -------
Interest income:
    Loans, including fees                              $ 3,081            $ 2,892         8,862             8,222
    Investment securities:
       Taxable                                             389                549         1,177             1,397
       Exempt from federal taxes                            39                 58           128               196
    Federal funds sold                                      30                 64           111               441
                                                       -------            -------       -------           -------
            Total interest income                        3,539              3,563        10,278            10,256

Interest expense:
    Deposit accounts                                       702              1,185         2,563             3,517
    Other borrowings                                        97                  1           201                 5
                                                       -------            -------       -------           -------
            Total interest expense                         799              1,186         2,764             3,522
                                                       -------            -------       -------           -------
        Net interest income                              2,740              2,377         7,514             6,734

Provision for loan losses                                  162                 55           538               245
                                                       -------            -------       -------           -------
        Net interest income after provision for
           loan losses                                   2,578              2,322         6,976             6,489

Noninterest income:
     Gain on sale of investment securities                 341                267           603               267
     Gain (loss) on sale of other real estate               (6)              --              16               222
     Gain on sale of loans                                 296                144           670               384
     Service charges                                       404                346         1,181             1,052
     Servicing fees from SBA and mortgage
         operations                                        114                 85           296               265
     Other                                                 269                188           792               551
                                                       -------            -------       -------           -------
        Total noninterest income                         1,418              1,030         3,558             2,741

Noninterest expense:
     Salaries and employee benefits                      1,644              1,508         4,720             4,309
     Occupancy                                             271                246           764               696
     Equipment                                             290                240           769               721
     Other                                                 875                939         2,833             2,654
                                                       -------            -------       -------           -------
        Total noninterest expense                        3,080              2,933         9,086             8,380
                                                       -------            -------       -------           -------
Income before provision for income taxes                   916                419         1,448               850
Provision for income tax expense                           304                 97           358               120
                                                       -------            -------       -------           -------
        Net income                                     $   612                322         1,090               730
                                                       =======            =======       =======           =======

Earnings per share:
                                                       -------            -------       -------           -------
         Basic                                         $  0.37               0.20          0.66              0.45
                                                       =======            =======       =======           =======

         Diluted                                       $  0.36               0.19          0.64              0.44
                                                       =======            =======       =======           =======


See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
     Consolidated Statement of Stockholders' Equity and Comprehensive Income
                                   (Unaudited)
                       (in thousands except share amounts)

Nine Months Ended September 30, 2002

                                                                                                Accumulated
                                        Common       Common                                        Other
                                         Stock        Stock     Comprehensive     Retained     Comprehensive
            Description                 Shares       Amounts        Income        Earnings         Income           Total
------------------------------------- ------------ ------------ --------------- ------------- ----------------- ---------------
Balance at December 31, 2001           1,622,300    $  10,191                          7,317               355        17,863



Comprehensive income:
   Net income                                                     $     1,090          1,090                           1,090
                                                                ---------------
   Other comprehensive income:
      Unrealized holding gain
       arising during the current                                         657
       period, net of tax
       effect of $521
      Reclassification adjustment
       due to gains realized,
       net of tax effect of $247                                         (356)
      Total other comprehensive
          income, net of
          tax effect of $274                                                                               301           301
                                                                ---------------
                                                                          301
                                                                ---------------
      Comprehensive income                                        $     1,391
                                                                ===============
Options exercised                         31,516          281                                                            281
Stock repurchase                         (13,670)        (162)                                                          (162)
                                      ------------ ------------                 ------------- ----------------- ---------------
Balance at September 30, 2002          1,640,146   $   10,310                          8,407               656        19,373
                                      ============ ============                 ============= ================= ===============

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)
                         Nine Months Ended September 30,


                                                                                         2002                2001
                                                                                      ---------           ---------
Cash flows from operating activities:
Net income                                                                            $   1,090           $     730
     Adjustments to reconcile net income to net cash
     used in operating activities:
          Loans held for sale:
              Increase in loans held for sale                                            (1,642)             (2,188)
              Gain on sale of loans                                                        (670)               (384)
          Increase in deferred loan income                                                   67                 129
          Depreciation and amortization                                                   1,313                 970
          Provision for loan losses                                                         538                 245
          Gain on sale of securities                                                       (603)               (267)
          Gain on sale of other real estate owned                                           (16)               (222)
          Decrease in accrued interest receivable                                           179                 105
          (Decrease) increase in accrued interest payable                                  (160)                 14
          Increase in other liabilities                                                     479                 551
          Increase in cash surrender value of life insurance                               (493)               (429)
          Increase in other assets                                                       (2,208)             (1,227)
                                                                                      ---------           ---------
                  Net cash used in operating activities                                  (2,126)             (1,973)

Cash flows from investing activities:
    Investment securities available-for-sale
       Purchases                                                                        (25,892)            (28,040)
       Proceeds from prepayments                                                          9,597               5,660
       Proceeds from maturity                                                             3,600               9,374
       Proceeds from sale                                                                23,487               3,578
    Net increase in loans made to customers                                             (47,463)            (27,668)
    Proceeds from sale of loans                                                          28,040              12,786
    Proceeds from sale of other real estate                                                 296                 627
    Purchase of cash surrender value life insurance                                          --              (2,000)
    Purchases of bank premises and equipment                                               (618)               (851)
                                                                                      ---------           ---------
                  Net cash used in investing activities                                  (8,953)            (26,534)

Cash flows from financing activities:
    Net increase in deposits                                                              8,989              28,985
    Proceeds from issuance of company obligated mandatorily redeemable
      securities of subsidiary trust                                                      5,000                  --
    Increase (decrease) in other borrowings                                               4,059              (4,588)
    Payment for fractional stock dividends                                                   --                  (4)
    Payments for repurchase of common stock                                                (162)                 --
    Proceeds from issuance of common stock                                                  281                  88
                                                                                      ---------           ---------
                  Net cash provided by financing activities                              18,167              24,481

                  Net increase (decrease) in cash and cash equivalents                    7,088              (4,026)

Cash and cash equivalents at beginning of period                                         19,457              21,024
                                                                                      ---------           ---------

Cash and cash equivalents at end of period                                            $  26,545           $  16,998
                                                                                      =========           =========

Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest payments                                                   $   2,924           $   3,508
    Cash paid for taxes                                                                     707                 417
    Loans transferred to other real estate owned                                             --                  90


See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001

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

    Certain amounts in the prior year have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported income.

(2) Earnings Per Share

    Per share information is based on weighted average number of shares of common stock outstanding during each three and nine month period. Basic earnings per share (EPS) is computed by dividing net income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average common shares outstanding during the period plus potential common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

    The  following  table  provides  a  reconciliation   of  the  numerator  and
    denominator of the basic and diluted earnings per share computation of the three and nine month period ending September 30, 2002 and 2001:


                                                                        Income             Shares        Per Share
         Three months ended September 30, 2002                       (numerator)       (denominator)       Amount
         ------------------------------------------------------------------------------------------------------------
         Basic earnings per share                                       $  612,000          1,642,422          $ .37
         Effect of dilutive stock options                                        -             55,626              -
                                                                    ---------------    ---------------
         Diluted earnings per share                                     $  612,000          1,698,048          $ .36
                                                                    ===============    ===============

                                                                        Income             Shares        Per Share
         Three months ended September 30, 2001                       (numerator)       (denominator)       Amount
         ------------------------------------------------------------------------------------------------------------
         Basic earnings per share                                       $  322,000          1,614,300          $ .20
         Effect of dilutive stock options                                        -             38,537              -
                                                                    ---------------    ---------------
         Diluted earnings per share                                     $  322,000          1,652,837          $ .19
                                                                    ===============    ===============

                                                                        Income             Shares        Per Share
         Nine months ended September 30, 2002                        (numerator)       (denominator)       Amount
         ------------------------------------------------------------------------------------------------------------
         Basic earnings per share                                       $1,090,000          1,648,865          $ .66
         Effect of dilutive stock options                                        -             56,116              -
                                                                    ---------------    ---------------
         Diluted earnings per share                                     $1,090,000          1,704,981          $ .64
                                                                    ===============    ===============

                                                                        Income             Shares        Per Share
         Nine months ended September 30, 2001                        (numerator)        (denominator)      Amount
         ------------------------------------------------------------------------------------------------------------
         Basic earnings per share                                       $  730,000          1,607,178          $ .45
         Effect of dilutive stock options                                        -             37,562              -
                                                                    ---------------    ----------------
         Diluted earnings per share                                     $  730,000          1,644,740          $ .44
                                                                    ===============    ================

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001


(3) Allowance for Loan Losses

    The following summarizes changes in the allowance for loan losses for the nine month periods ended September 30, 2002 and 2001 and the twelve month period ended December 31, 2001:

         (in thousands)                                                9/30/02          9/30/01          12/31/01
                                                                    --------------    -------------    --------------
         Balance at beginning of period                             $      2,668            2,499             2,499
           Loans charged off                                                (146)            (194)             (283)
           Recoveries                                                         30               22                61
           Provisions charged to operations                                  538              245               391
                                                                    --------------    -------------    --------------
         Balance at end of period                                   $      3,090            2,572             2,668
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



(5) Basis of Presentation

    First Financial Bancorp is the holding company for Bank of Lodi, N.A., Western Auxiliary Corporation and First Financial (CA) Statutory Trust I. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals and other accruals as explained above) necessary for a fair presentation of financial position as of the dates indicated and results of operations for the periods shown. All material intercompany accounts and transactions have been eliminated in consolidation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results which may be expected for the year ended December 31, 2002. The unaudited consolidated financial statements presented herein should be read in conjunction with the consolidated financial statements and notes included in the 2001 Annual Report to Shareholders.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001


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

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001


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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains an allowance for loan losses resulting from the inability to make required loan payments. If the financial conditions of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company invests in debt and equity securities. If the Company believes these securities have experienced a decline in value that is other than temporary, an investment impairment charge is recorded. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby requiring an impairment charge in the future.

The following discussion addresses information pertaining to the financial condition and results of operations of the Company that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 1 through 8, as well as other information presented throughout this report.

Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Financial Condition

Consolidated total assets at September 30, 2002 were approximately $246 million, which represents an increase of $19,877 thousand, or 8.8%, above the figure reported at December 31, 2001. The increase in total assets was attributable to an $8,989 thousand, or 4.5% increase in deposits, and a $4,059 thousand, or 101.5% increase in short term borrowings as compared to December 31, 2001. The increase is also attributable to the $5,000 thousand proceeds from issuance of company obligated mandatorily redeemable securities of a subsidiary trust (preferred trust). The growth in deposits is the result of a $6,580 thousand, or 22.1%, increase in demand deposit accounts, $11,120 thousand, or 52.4% increase in money market accounts, $5,578 thousand, or 17.5% increase in savings accounts and a $14,740 thousand, or 21.1% decrease in Certificates of Deposit from December 31, 2001 to September 30, 2002. The decrease in certificates of deposit resulted from management's continued decision to focus on increasing core deposits rather than pay higher interest rates for certificates of deposit. In order to maintain a desired level of liquidity, the company obtained short-term borrowings and sold securities under agreements to repurchase (reverse repo).

Total  gross  loans,  which  include  loans  held for  sale,  increased  $21,462 thousand, or 15.1%, from December 31, 2001 to September 30, 2002. The net increase in gross loans is the result of a $8,608 thousand, or 16.3% increase in real estate loans, $4,035 thousand, or 29.4% increase in construction loans, $3,637 thousand, or 12.2% increase in SBA loans, $2,312 thousand, or 59.6% increase in loans held for sale, $2,060 thousand, or 9.2% increase in commercial loans, $1,455 thousand, or 9.0% increase in agricultural loans and a $561 thousand, or 15.3% decrease in consumer loans.

Allowance for Loan Losses

The allowance for loan losses (the "allowance") is established through a provision for loan losses charged to expense. The allowance at September 30, 2002 increased $422 thousand, or 15.8%, when compared to December 31, 2001, as a result of a provision for $538 thousand and net charge offs totaling $115 thousand. This compares to a provision of $245 thousand for the first nine months of 2001. The increased provision is a result of the general growth of the loan portfolio during the first nine months of 2002 ($21.5 million, or 15.1%) exceeding the rate that occurred during the first nine months of 2001 ($17,063 thousand, or 14.9%).

At September 30, 2002, nonperforming loans were $2,946 thousand, or 1.8% of gross loans outstanding. This compares to $3,246 thousand or 2.3% of gross loans outstanding at December 31, 2001. The allowance to nonperforming loan coverage ratio increased to 1.05 times at September 30, 2002 from 0.82 times at December 31, 2001. Management continues to actively work to resolve the nonperforming loans, the majority of which are secured by real estate that, in the opinion of management, are well collateralized. Management believes the allowance for loan losses at September 30, 2002 is adequate to absorb known and reasonably estimable loan losses. However, there can be no assurances that future economic events may negatively impact the Bank's borrowers, thereby causing loan losses to exceed the current allowance.

The following tables depict activity in the allowance for loan losses and allocation of reserves as of and for the nine months and year ended September 30, 2002 and December 31, 2001, respectively:

Analysis of the Allowance for Loan Losses

                                                September 30,       December 31,
    (in thousands)                                  2002                2001
                                                -----------         -----------
    Balance at beginning of period              $   2,668           $   2,499
       Charge-offs:
         Commercial                                   (59)               (226)
         Real estate                                  (62)                 --
         Consumer                                     (25)                (57)
                                                -----------         -----------
      Total charge-offs                              (146)               (283)
      Recoveries:
         Commercial                                    24                  21
         Real estate                                   --                  --
         Consumer                                       6                  40
                                                -----------         -----------
      Total recoveries                                 30                  61
                                                -----------         -----------
    Net charge-offs                                  (116)               (222)
    Provision charged to operations                   538                 391
                                                -----------         -----------
    Balance at end of period                    $   3,090           $   2,668
                                                ===========         ===========

Allocation of the Allowance for Loan Losses

                                            ------------------------------     -----------------------------
                                                   September 30, 2002                December 31, 2001
                                            ------------------------------     -----------------------------
                                                 Amount         Percent           Amount          Percent
Loan Category                                   (000's)        of Loans           (000's)         of Loans
----------------------------------------    -------------    -------------     -------------   -------------
Commercial and other real estate                $ 2,229           86.80%           $ 2,122          87.82%
Real estate construction                            790           11.23%               466           9.61%
Installment and other                                71             .97%                80           2.57%
                                                $ 3,090          100.00%           $ 2,668         100.00%


Investments

Investments consist of federal funds sold and investment securities. Investment securities decreased $9,972 thousand, or 24.3%, from December 31, 2001 to September 30, 2002. Federal funds sold increased $5,899 thousand, or 96.2% from December 31, 2001 to September 30, 2002. The decrease in investment securities and the corresponding increase in federal funds sold are due to prepayments and maturities of mortgage-backed securities. The funds provide cash flow for funding new loan growth.

Equity

Consolidated equity increased $1,510 thousand from December 31, 2001 to September 30, 2002. Consolidated equity represented 7.87% and 7.90% of consolidated assets at September 30, 2002 and December 31, 2001, respectively. In addition to the earnings of $1,090 thousand, equity capital increased by $281 thousand from the exercise of stock options over the nine months ended September 30, 2002 and $301 thousand to reflect the increase in the after-tax market value of the available-for-sale investment securities portfolio. The increase in the investment security portfolio's market value reflects the decrease in the level of market interest rates at September 30, 2002 compared to December 31, 2001. Year-to-date capital reductions totaled $162 thousand resulting from the repurchase of shares of the Company's common stock. The total risk-based capital ratio for the Company's wholly owned subsidiary, Bank of Lodi was 10.99% at September 30, 2002 compared to 10.24% at December 31, 2001. The Bank's leverage capital ratio was 8.16% at September 30, 2002 versus 7.45% at December 31, 2001. The capital ratios are in excess of the regulatory minimums for a well-capitalized bank.

The funds for the capital contribution by the holding company were provided as a result of a $5 million floating rate pooled trust preferred securities offering which closed March 26, 2002. Subsequent to the issuance of the trust preferred securities the Company announced a stock repurchase program effective through December 31, 2002 whereby the Company, as authorized by the Board of Directors, intends to purchase up to $2 million of the Company's common stock in privately negotiated transactions or on the open market. The Board allocated $2 million of the proceeds from the trust preferred securities offering to be used to fund the stock repurchase program.

Changes in Results of  Operations  - Three and Nine Months ended  September  30,
2002

Summary of Earnings Performance

                                     ------------------------      ------------------------
                                         Three Months Ended            Nine Months Ended
                                            September 30,                September 30,
                                     ------------------------      ------------------------
                                        2002           2001           2002           2001
                                     ---------      ---------      ---------      ---------
Earnings (in thousands)              $    612       $    322       $   1,090     $    730
Basic earnings per share             $   0.37       $   0.20       $    0.66     $   0.45
Diluted earnings per share           $   0.36       $   0.19       $    0.64     $   0.44
Return on average assets                 1.01%          0.62%           0.62%        0.49%
Return on average equity                12.97%          7.70%           7.90%        5.78%
Average equity to average assets         7.75%          8.07%           7.79%        8.54%


The Company reported net income of $612 thousand ($.36 per share, diluted) for the three months ended September 30, 2002, compared to $322 thousand ($.19 per share, diluted) for the same period in 2001. Net income for the nine months ended September 30, 2002 was $1,090 thousand ($.64 per share, diluted) compared to $730 thousand ($.44 per share, diluted). The increase in net income for the third quarter in 2002 when compared to the same period one year ago is due to an increase of $363 thousand in net interest income, an increase of $107 thousand in the provision for loan losses, an increase of $388 thousand in noninterest income, an increase of $147 thousand in noninterest expense and an increase of $207 thousand in the provision for income taxes. The increase in net income during the first nine months of 2002 when compared to the same period in 2001 is due to an increase of $780 thousand in net interest income, an increase of $293 thousand in the provision for loan losses, an increase of $817 thousand in noninterest income, an increase of $706 thousand in noninterest expense and an increase of $238 thousand in the provision for income taxes.

Net Interest Income

The following tables provide a detailed analysis of the net interest spread and net interest margin for the periods indicated:

                                 ------------------------------------------------------------------------------------------
                                                         For the Three Months Ended September 30,
                                 ------------------------------------------------------------------------------------------
                                                   2002                                            2001
                                 -------------------------------------------    -------------------------------------------
                                   Average          Income/         Yield        Average           Income/         Yield
  (dollars in thousands)           Balance          Expense          (1)          Balance          Expense          (1)
                                 -----------     -------------    ----------    -----------     ------------    -----------
Earning Assets (1):
Investment securities (2)        $   36,766      $        428        4.67%      $   43,536      $       607          5.59%
Federal funds sold                    7,020                30        1.71%           7,178               64          3.58%
Loans (2) (3)                       160,315             3,081        7.71%         123,737            2,892          9.37%
                                 -----------     -------------    ----------    -----------     ------------    -----------
                                 $  204,101      $      3,539        6.95%      $      451      $     3,563          8.19%
                                 ===========     =============    ==========    ===========     ============    ===========
Liabilities (1):
Non-interest bearing
deposits                         $   37,053      $         --           --      $   26,362      $        --            --
Savings, money market, &
NOW deposits                        118,508               332        1.12%          90,853              300          1.32%
Time deposits                        56,347               370        2.63%          71,069              885          4.99%
Other borrowings                     10,724                97        3.63%              96                1          4.18%
                                 -----------     -------------    ----------    -----------     ------------    -----------
Total Liabilities                $  222,632      $        799        1.44%      $      380      $     1,186          2.53%
                                 ===========     =============    ==========    ===========     ============    ===========
Net Interest Spread                                                  5.51%                                           5.66%
                                                                  ==========                                    ===========

                                 ------------------------------------------------------------------------------------------
                                   Earning           Income                       Earning          Income
                                    Assets          (Expense)       Yield          Assets         (Expense)        Yield
                                 -----------     -------------    ----------    -----------     ------------    -----------
Yield on average earning         $  204,101      $      3,539         6.95%     $  174,451      $     3,563          8.19%
assets
Cost of funding average
earning assets                   $  204,101              (799)       (1.57)%    $  174,451           (1,186)        (2.73)%
                                                 -------------    ----------                    ------------    -----------
Net Interest Margin              $  204,101      $        740         5.38%     $  174,451      $       377          5.46%
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


                                 ------------------------------------------------------------------------------------------
                                                         For the Nine Months Ended September 30,
                                 ------------------------------------------------------------------------------------------
                                                   2002                                            2001
                                 -------------------------------------------    -------------------------------------------
                                   Average          Income/         Yield        Average           Income/         Yield
  (dollars in thousands)           Balance          Expense          (1)          Balance          Expense          (1)
                                 -----------     -------------    ----------    -----------     ------------    -----------
Earning Assets (1):
Investment securities (2)        $   35,690      $      1,305        4.89%      $   34,143      $     1,593         6.24%
Federal funds sold                    8,428               111        1.76%          12,734              441         4.63%
Loans (2) (3)                       152,858             8,862        7.75%         118,841            8,222         9.25%
                                 -----------     -------------    ----------    -----------     ------------    -----------
                                 $  196,976      $     10,278        6.98%      $      718      $    10,256         8.27%
                                 ===========     =============    ==========    ===========     ============    ===========
Liabilities (1):
Non-interest bearing
deposits                         $   33,954      $         --           --      $   24,439      $        --            --
Savings, money market, &
NOW deposits                        109,919             1,015        1.23%          89,320              967         1.45%
Time deposits                        64,105             1,549        3.23%          64,800            2,550         5.26%
Other borrowings                      9,012               200        2.97%             126                5         5.31%
                                 -----------     -------------    ----------    -----------     ------------    -----------
Total Liabilities                $  216,990      $      2,764        1.70%      $      685      $     3,522         2.64%
                                 ===========     =============    ==========    ===========     ============    ===========
Net Interest Spread                                                  5.28%                                          5.63%
                                                                  ==========                                    ===========

                                 ------------------------------------------------------------------------------------------
                                  Earning           Income                       Earning           Income
                                  Assets          (Expense)         Yield         Assets         (Expense)        Yield
                                 -----------     -------------    ----------    -----------     ------------    -----------
Yield on average earning         $  196,976      $     10,278        6.98%      $  165,718      $    10,256         8.27%
assets
Cost of funding average
earning assets                   $  196,976            (2,764)      (1.88)%     $  165,718           (3,522)       (2.84)%
                                                 -------------    ----------                    ------------    -----------
Net Interest Margin              $  196,976      $      7,514        5.10%      $  165,718      $     6,734         5.43%
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

Interest income for the third quarter of 2002 decreased by $24 thousand, or 0.7%, over the same quarter of 2001. The net interest margin of 5.38% for the third quarter of 2002 decreased from 5.46% for the third quarter of 2001. While the average earning assets increased for the third quarter 2002 over the same period of 2001, interest rates decreased significantly resulting in decreased interest income. For the first nine months of 2002, interest income increased by $22 thousand, or 0.2%, over the same period one year ago. The net interest margin of 5.10% for the first nine months of 2002 decreased from 5.43% over the same period one year ago. Comparing the first nine months of 2002 to the same period of 2001, interest income increased as a result of the increases in average loans and earning assets combined with the recovery of interest income from nonperforming loans.

Average gross loans for the three months ended September 30, 2002 increased by $36,578 thousand, or 29.6% compared to the prior year quarter. For the first nine months of 2002, average gross loans increased $34,017 thousand, or 28.6%, compared to the first nine months of 2002. Average liabilities for the three months ended September 30, 2002 increased by $34,252 thousand, or 18.2%, compared to the prior year quarter. The average rate paid on savings, money market and NOW accounts decreased from 1.32% in the third quarter of 2001 to 1.12% for the third quarter of 2002. The average rate paid on certificates of deposits decreased, from 4.99% for the third quarter of 2001 to 2.63% for the same quarter of 2002. For the first nine months of 2002, average liabilities increased $38,305 thousand, or 21.4%, compared to the first nine months of 2001.

Interest income is also affected by nonaccrual loan activity. Interest forgone or reversed on nonaccrual loans during the third quarter of 2002 totaled $67 thousand and during the first nine months of 2002 totaled $237 thousand. When combined with the collection of interest on nonaccrual loans of $72 thousand for the third quarter and $252 thousand year-to-date, there is a net recovery of $5 thousand for the third quarter of 2002 or $15 thousand for the first nine months of 2002.

Average non-interest bearing deposits have increased as a percent of total demand deposits from a year ago and make up 17% and 16% of average total deposits for the third quarter and first nine months of 2002, respectively, as compared to 14% for both the third quarter and first nine months of 2002. This has helped to keep down the cost of funding earning assets. Average certificates of deposit for the third quarter and the first nine months of 2002 were 27% and 31% of average deposits, respectively, compared to 38% and 36% for the same periods of 2001.

Provision for Loan Losses

The  provision  for loan  losses  for the three  and nine  month  periods  ended
September 30, 2002 was $162 and $538 thousand compared with $55 thousand and $245 thousand for the three and nine months periods ended September 30, 2001. Also see "Allowance for Loan Losses" contained herein.

Noninterest Income

Noninterest income for the third quarter of 2002 increased $388 thousand, or 37.7%, over the same period last year. For the first nine months of 2002, non-interest income increased $817 thousand, or 29.8% compared to the first nine months of 2001.

Gains on the sale of investment securities totaling $341 thousand and $603 thousand were realized during the three and nine month periods ending September 30, 2002, respectively. Gains on the sale of investment securities of $267 thousand were realized for both the three and nine month periods ending September 30, 2001.

Service charge income for the third quarter increased $58 thousand, or 16.8%, compared to the same quarter of 2001. For the first nine months of 2002, service charge income increased $129 thousand, or 12.3%, compared to the first nine months of 2001. The increases are consistent with the growth in average interest bearing demand deposits and savings accounts in 2002 as compared to 2001.

Income from the premiums and fees from SBA and mortgage operations increased $181 thousand, or 79.0%, compared to the prior year third quarter. For the first nine months of 2002, premiums and fees from SBA and mortgage operations increased $317 thousand, or 48.8%, compared to the first nine months of 2001. The increase in income is a result of increases in total volumes of loans generated and sold, particularly in the area of mortgage loans. The increase in mortgage loan activity is attributable to the decline in mortgage lending interest rates that has resulted in an increase in the origination of new loans in addition to increased refinancing activity of existing loans.

The Company purchased single-premium life insurance policies written on the lives of certain officers and directors of the Company and the Bank. The increase in the cash surrender value of these policies is included in other noninterest income. For the three and nine months ended September 30, 2002 the cash surrender value of life insurance increased $156 thousand and $493 thousand, respectively. For the same periods of 2001, the cash surrender value increased $144 thousand and $429 thousand.

The Bank introduced a new debit card product during the fourth quarter of 2001. Income generated from the debit card is included in other noninterest income. For the third quarter of 2002, debit card income totaled $27 thousand and year to date income totaled $78 thousand. Other noninterest income also includes fees charged to non-bank customers for use of the Bank's automated teller machines. For the three and nine month periods, income from noncustomers ATM fees increased $30 thousand and $68 thousand, respectively compared to 2001.

Noninterest Expenses

Noninterest expenses increased by $147 thousand, or 5.0%, compared to the prior year quarter. For the first nine months of 2002, non-interest expense increased $706 thousand, or 8.4%, compared to the first nine months of 2001. The increase in non-interest expense results primarily from increases in salary and benefits and occupancy expenses combined with decreases in third party data processing, consulting, and problem loan resolution expenses.

For the third quarter, salary and employee benefits expense increased $136 thousand, or 9.0%, occupancy expense increased $25 thousand, or 10.2%, equipment expense increased $50 thousand, or 20.8%, while problem loan resolution expenses decreased $30 thousand, or 111.1%, compared to the prior year.

Year to date, salary and employee benefits expense increased $411 thousand, or 9.5%, occupancy expense increased $68 thousand, or 9.8%, equipment expense increased $48 thousand, or 6.7%, and accounting fees increased $60 thousand, or 72.3%, while consulting expenses decreased $45 thousand, or 46.4%, legal expenses decreased $33 thousand, or 22.9%, and problem loan resolution expenses decreased $28 thousand, or 48.3%, compared to the prior year.

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


Income Taxes

The Company recorded a tax provision of $304 thousand and $97 thousand during the third quarter of 2002 and 2001, respectively. For the first nine months of 2002, the provision for income taxes totaled $358 thousand compared to $120 thousand for the first nine months of 2001. The increase in income taxes during the three month and nine month periods ending June 30, 2002 as compared to the same periods in 2001 is primarily related to an overall increase in pretax earnings.

Liquidity

The Company's primary source of liquidity is dividends from the Bank, which are subject to regulatory limitations. The Company's primary uses of liquidity are associated with dividend payments made to the shareholders, and operating expenses.

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

At September 30, 2002 liquidity was considered adequate, and funds available in the local deposit market and scheduled maturities of investments are considered sufficient to meet long-term liquidity needs. Compared to 2001 liquidity increased in 2002 as a result of the growth in deposit portfolio combined with the sales and maturities of available-for-sale investment securities.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While there are several varieties of market risk, the market risk material to the Company and the Bank is interest rate risk. Within the context of interest rate risk, market risk is the risk of loss due to changes in market interest rates that have an adverse effect on net interest income, earnings, capital or the fair value of financial instruments. Exposure to this type of risk is a regular part of a financial institution's operations. The fundamental activities of making loans, purchasing investment securities, and accepting deposits inherently involve exposure to interest rate risk. The Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. As of and for the nine months ended September 30, 2002, there were no material changes in the market risk profile of the Company or the Bank as described in the Company's 2001 Form 10-K.

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


                                                  FIRST FINANCIAL BANCORP




Date: November 13, 2002                           /s/ Allen R. Christenson
                                                  ------------------------
                                                  Allen R. Christenson
                                                  Senior Vice President
                                                  Chief Financial Officer

I, Leon Zimmerman, certify that:

1.       I have reviewed this quarterly  report on Form 10-Q of First  Financial
         Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002


                                            /s/ Leon Zimmerman
                                            -----------------------
                                            Chief Executive Officer

I, Allen R. Christenson, certify that:

1.       I have reviewed this quarterly  report on Form 10-Q of First  Financial
         Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002


                                          /s/Allen R. Christenson
                                          -----------------------
                                          Chief Financial Officer