Form 10-K
period 2002-12-31
FIRST FINANCIAL BANCORP /CA/
filed 2003-03-31
CIK 729502

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______________ to ______________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $18,998,387 (based on the $11.75 average of bid and ask prices per share on June 28, 2002).

         As of March 3, 2003, there were 1,623,257 shares of Common Stock, no par value, outstanding.

Documents Incorporated by Reference    Part of Form 10-K into which Incorporated
-----------------------------------    -----------------------------------------

  Proxy Statement for the Annual
  Meeting of Shareholders to be
     held on April 22, 2003.                Part III, Items 10, 11, 12, 13


================================================================================

                             FIRST FINANCIAL BANCORP
                                 2002 FORM 10-K
                                TABLE OF CONTENTS
PART 1
------
ITEM 1.     BUSINESS ..................................................................  4
               General ................................................................  4
               The Bank ...............................................................  4
               Bank Services ..........................................................  4
               Sources of Business ....................................................  5
               Competition ............................................................  5
               Officers ...............................................................  6
               Employees ..............................................................  6
               Supervision and Regulation .............................................  7
                        The Company ...................................................  7
                        The Bank.......................................................  7
                        Recent Legislation and Regulations Affecting Banking ..........  8
ITEM 2.     PROPERTIES ................................................................ 14
ITEM 3.     LEGAL PROCEEDINGS ......................................................... 14
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....................... 14

Part II
-------
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS .................................................... 15
ITEM 6.     SELECTED FINANCIAL DATA ................................................... 16
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS .............................................. 17
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................. 38
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ............................... 38
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE .................................... 38

PART III
--------
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ........................ 38
ITEM 11.    EXECUTIVE COMPENSATION .................................................... 38
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ............ 38
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ............................ 38
ITEM 14.    CONTROLS AND PROCEDURES ................................................... 38



PART IV
-------
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ........... 39

Signatures ............................................................................ 67
Certifications under Section 906 of the Sarbanes-Oxley Act of 2002..................... 68
Index to Exhibits...................................................................... 70

                                     PART I

Certain statements in this Annual Report on Form 10-K include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as "believe", "expect", "intend", "anticipate", "estimate", "project", "assume," "plan," "predict," "forecast" or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision.

The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; general economic conditions, either nationally or regionally becoming less favorable than expected and resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; monetary and fiscal policies of the U.S. Government; changes in real estate valuations; changes in business conditions; volatility of rate sensitive deposits; operational risks, including data processing system failures or fraud; asset/liability matching risks and liquidity risks; civil disturbances or terrorist threats or acts; or apprehension about the possible future occurrences of acts of this type; the outbreak or escalation of hostilities involving the United States; and changes in the securities markets. Also, all of the Company's operations and most of its customers are located in California. During recent times, the availability of a sufficient supply of electrical power in California has been unreliable at times. In addition, other events, including those of September 11, 2001, have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

ITEM 1. BUSINESS

General:

First Financial Bancorp (the "Company") was incorporated under the laws of the State of California on May 13, 1982, and operates principally as a bank holding company for its wholly owned subsidiary, Bank of Lodi, N.A. (the "Bank"). The Company is registered under the Bank Holding Company Act of 1956, as amended. The Bank is the principal source of income for the Company. The Company also holds all of the capital stock of its other subsidiaries, Western Auxiliary
Corporation and First Financial (CA) Statutory Trust I. Western Auxiliary Corporation (WAC), a California Corporation, functions as trustee on deeds of trust securing mortgage loans originated by the Bank. First Financial (CA) Statutory Trust I is a Delaware business trust formed in 2001 for the exclusive purpose of issuing Company obligated manditorily redeemable cumulative trust preferred securities of Subsidiary Grantor Trust holding solely junior subordinated debentures. All references herein to the "Company" include the Bank and all other subsidiaries, unless the context otherwise requires.

Information on the Company's financial results and its products and services is available on the Internet at http://www.bankoflodi.com. Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission will be furnished to any shareholder, free of charge, upon request. These reports also are available over the Internet at http://www.sec.gov.

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

The Bank's headquarters is located at 701 South Ham Lane, Lodi, California. The Bank's primary service area, from which the Bank attracts 50% of its business, is the city of Lodi and the surrounding area. This area is estimated to have a population approaching 60,000 persons, with a median annual family income of approximately $42,000. The area includes residential developments, neighborhood shopping centers, business and professional offices and manufacturing and agricultural concerns.

Bank Services:

The Bank offers a wide range of commercial banking services to individuals and business concerns located in and around its primary service area. These services include personal and business checking and savings accounts (including interest-bearing negotiable order of withdrawal ("NOW") accounts and/or accounts combining checking and savings accounts with automatic transfers), and time certificates of deposit. The Bank also offers extended banking hours at its drive-through window, night depository and bank-by-mail services, and travelers' checks (issued by an independent entity). Each branch location has a 24-hour ATM machine, and the Bank has 24 hour telephone banking and bill paying services. The Bank issues debit cards, MasterCard credit cards and acts as a merchant depository for cardholder drafts under both VISA and MasterCard. In addition, it provides direct deposit of social security and other government checks. The Bank also offers Internet banking and bill payment services, which are located at http://www.bankoflodi.com.

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

Consistent with the need to maintain liquidity, management of the Bank seeks to invest the largest portion of the Bank's assets in loans of the types described above. Loans are generally limited to less than 80% of deposits and capital funds. The Bank's surplus funds are invested in the investment portfolio, made up of both taxable and non-taxable debt securities of the U.S. government, U.S. government agencies, states, and municipalities. On a day-to-day basis, surplus funds are invested in federal funds sold, securities purchased under resale agreements and other short-term money market instruments.

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

Officers:

Leon Zimmerman, age 59, is President and Chief Executive Officer of the Bank and of the Company; Robert H. Daneke, age 49 is Executive Vice President and Chief Credit Officer of the Bank and of the Company, and; Allen R. Christenson, age 45 is Senior Vice-President, Chief Financial Officer and Secretary of the Bank and of the Company.

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

Employees:

As of December 31, 2002, the Company employed 129 full-time equivalent employees, including three executive officers. Management believes that the Company's relationship with its employees is good.

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

The Company is a bank holding company registered under the Bank Holding Company Act of 1956 (the "Act") and is subject to supervision by the Board of Governors of the Federal Reserve System (the "Board"). As a bank holding company, the Company must file with the Board quarterly reports, annual reports, and such other additional information as the Board may require pursuant to the Act. The Board also examines the Company and its subsidiaries on a regular basis.

The Act requires prior approval of the Board for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares, or substantially all the assets, of any bank, or for a merger or consolidation by a bank holding company with any other bank holding company. The Act also prohibits the acquisition by a bank holding company or any of its subsidiaries of voting shares, or substantially all the assets, of any bank located in a state other than the state in which the operations of the bank holding company's banking subsidiaries are principally conducted, unless the statutes of the state in which the bank to be acquired is located expressly authorize the acquisition.

With certain limited exceptions, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to, or performing services for, its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities that the Board has determined to be so closely related to banking or to managing or controlling banks as to be properly incident thereto. In making this determination, the Board is required to consider whether the performance of an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Board is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern.

Additional statutory provisions prohibit a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property or furnishing of services. Thus, a subsidiary bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) a customer obtain or provide some additional credit, property or service from or to the bank other than a loan, discount, deposit or trust service; or (ii) the customer obtain or provide some additional credit, property or service from or to the company or any other subsidiary of the company; or (iii) the customer not obtain some other credit, property or service from competitors, except reasonable requirements to assure soundness of the credit extended. These anti-tying restrictions also apply to bank holding companies and their non-bank subsidiaries as if they were banks.

The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. The Bank is a legal entity separate and distinct from the Company, and is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. See Note 13(c) to the consolidated financial statements for further information regarding the payment of cash dividends by the Company and the Bank.

The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the Commissioner. Regulations have not yet been proposed or adopted to implement the Commissioner's powers under this statute.

The Bank:

The Bank, is a national banking association whose deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum legal limits. The Bank is subject to regulation, supervision, and regular examination by the OCC. The Bank is a member of the Federal Reserve System, and, as such, is subject to certain provisions of the Federal Reserve Act and regulations issued by the Board. The Bank is also subject to applicable provisions of California law, insofar as they are not in conflict with, or preempted by, federal law. The regulations of these various agencies govern most aspects of the Bank's business, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location of branch offices.

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

Interstate Banking. Beginning in 1986, California permitted California banks and bank holding companies to be acquired by banking organizations based in other states on a "reciprocal" basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to local banking organizations). Since October 2, 1995, California law implementing certain provisions of prior federal law have (1) permitted interstate merger transactions; (2) prohibited interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole unit of the California bank; and (3) prohibited interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

Capital Requirements. Federal regulation imposes upon all FDIC-insured financial institutions a variable system of risk-based capital guidelines designed to make financial institution capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the risk-based capital guidelines, the Bank is required to maintain capital equal to at least 8 percent of its assets, weighted by risk. Assets and off-balance sheet items are categorized by the guidelines according to risk, and certain assets considered to present less risk than others permit maintenance of capital below the 8 percent level. The guidelines established two categories of qualifying capital: Tier 1 capital comprising core capital elements, and Tier 2 comprising supplementary capital requirements. At least one-half of the required capital must be maintained in the form of Tier 1 capital. For the Bank, Tier 1 capital includes only common stockholders' equity and retained earnings, but qualifying perpetual preferred stock would also be included without limit if the Bank were to issue such stock. Tier 2 capital includes, among other items, limited life and cumulative preferred stock, mandatory convertible securities, subordinated debt, and a limited amount of the institution's allowance for loan and lease losses.

The risk-based capital guidelines also require insured institutions to maintain a minimum leverage ratio of 3 percent Tier 1 capital to total assets (the
"leverage ratio"). The OCC emphasizes that the leverage ratio constitutes a minimum requirement for the most well run banking organizations. All other banking organizations are required to maintain a minimum leverage ratio ranging generally from 4 to 5 percent. The Bank's required minimum leverage ratio is 4 percent.

In 1996, the federal banking agencies issued a joint agency policy statement regarding the management of interest-rate risk exposure . Interest rate risk is the risk that changes in market interest rates might adversely affect a bank's financial condition. The goal of the policy is to ensure that institutions with high levels of interest-rate risk have sufficient capital to cover their exposures to risk. The policy statement reflected the agencies' decision at that time not to promulgate a standardized measure and explicit capital charge for interest rate risk, in the expectation that industry techniques for measurement of such risk will evolve.

Also in 1996, the Federal Financial Institutions Examination Council ("FFIEC") approved an updated Uniform Financial Rating System ("UFIRS"). The UFIRS utilizes the "CAMELS" rating system, which classifies and evaluates the soundness of financial institutions based upon an evaluation of capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk, which is intended to reflect the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices may adversely affect an institution's earnings and capital.

As of  December  31,  2002,  the  Bank's  total  risk-based  capital  ratio  was approximately 11.16 percent and its leverage ratio was approximately 8.22 percent. The Bank does not presently expect that compliance with the risk-based capital guidelines, minimum leverage sensitivity to market risk requirements will have a materially adverse effect on its business in the reasonably foreseeable future.

During 2002 the Holding Company contributed $2 million into the bank as contributed capital which is included in Tier 1 capital for regulatory capital adequacy determination purposes. The funds were made available as a result of a $5 million trust preferred securities offering. The securities offering is discussed in Note 17 to the consolidated financial statements.

Deposit Insurance Assessments. In 1995 the FDIC reduced bank deposit insurance assessment rates to a range from $0 to $.27 per $100 of deposits, with the assessment amount charged to a particular financial institution based upon the risk the institution is perceived to present to the deposit insurance fund. The FDIC has continued these reduced assessment rates through 2002. Based upon the above risk-based assessment rate schedule, the Bank's current capital ratios, the Bank's current level of deposits, and assuming no further change in the assessment rate applicable to the Bank during 2003, the Bank estimates that its annual noninterest expense attributed to the regular assessment schedule will not increase during 2003.

Prompt Corrective Action. The Prompt Corrective Action Regulations (the "PCA Regulations") of the federal bank regulatory agencies establish the following five capital categories in descending order: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Assignment to a capital category depends upon an institution's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio. Institutions classified in one of the three undercapitalized categories are subject to certain mandatory and discretionary supervisory actions, which include increased monitoring and review, implementation of capital restoration plans, asset growth restrictions, limitations upon expansion and new business activities, requirements to augment capital, restrictions upon deposit gathering and interest rates, replacement of senior executive officers and directors, and requiring divestiture or sale of the institution. The Bank has been classified as a well-capitalized bank since adoption of the PCA Regulations.

Community Reinvestment Act. Community Reinvestment Act ("CRA") regulations evaluate banks' lending to low and moderate income individuals and businesses across a four-point scale from "outstanding" to "substantial noncompliance," and are a factor in regulatory review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the CRA regulations may be subject to enforcement proceedings. The Bank has a current rating of "satisfactory" CRA compliance.

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

Permitted Activities. In recent years, the Federal banking agencies, especially the OCC and the Board, have taken steps to increase the types of activities in which national banks and bank holding companies can engage, and to make it easier to engage in such activities. In particular, the OCC has issued regulations permitting national banks to engage in a wide range of activities through subsidiaries. "Eligible institutions" (national banks that are well capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries after going through an expedited application process. In addition, the regulations include a provision whereby a national bank may apply to the OCC to engage in an activity through a subsidiary in which the bank itself may not engage.

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

Financial Services Modernization Legislation. The Gramm-Leach-Bliley Act of 1999 (the "Modernization Act") repealed two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Modernization Act also expressly preempts any state law restricting the establishment of financial affiliations, primarily related to insurance. The law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

In order for the Company to take advantage of the ability provided by the Modernization Act to affiliate with other financial service providers, it must become a "Financial Holding Company." To do so, the Company would file a declaration with the Federal Reserve electing to engage in activities permissible for Financial Holding companies and certifying that it is eligible to do so because its insured depository institution subsidiary (the Bank) is well-capitalized and well-managed. In addition, the Federal Reserve must also determine that an insured depository institution subsidiary has at least a "satisfactory" rating under the Community Reinvestment Act. The Company currently meets the requirements for Financial Holding Company status. The Company will continue to monitor its strategic business plan to determine whether, based on market conditions and other factors, the Company wishes to utilize any of its expanded powers provided in the Modernization Act.

Under the Modernization Act, securities firms and insurance companies that elect to become Financial Holding Companies may acquire banks and other financial institutions. The Company does not believe that the Modernization Act will have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank.

Privacy Provisions of the Modernization Act. The Modernization Act required federal banking regulators to adopt rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the Modernization Act also affect how consumer information may be transmitted through diversified financial services companies and conveyed to outside vendors.

Regulation W. On December 12, 2002, the Federal Reserve adopted Regulation W, the rule that comprehensively implements sections 23A and 23B of the Federal Reserve Act. The rule is effective April 1, 2003.

Sections 23A and 23B and Regulation W limit the risks to a bank from transactions between the bank and its affiliates and limit the ability of a bank to transfer to its affiliates the benefits arising from the bank's access to insured deposits, the payment system and the discount window and other benefits of the Federal Reserve system. The statute and rule impose quantitative and qualitative limits on the ability of a bank to extend credit to, or engage in certain other transactions with, an affiliate (and a nonaffiliate if an affiliate benefits from the transaction). However, certain transactions that generally do not expose a bank to undue risk or abuse the safety net are exempted from coverage under Regulation W.

Historically, a subsidiary of a bank was not considered an affiliate for purposes of Sections 23A and 23B, since their activities were limited to activities permissible for the bank itself. The GLB Act authorized "financial subsidiaries" that may engage in activities not permissible for a bank. These financial subsidiaries are now considered affiliates. Certain transactions between a financial subsidiary and another affiliate of a bank are also covered by sections 23A and 23B under Regulation W.

Regulation W has certain exemptions, including:

         o For state-chartered banks, an exemption for subsidiaries lawfully conducting nonbank activities before issuance of the final rule.

         o An exemption for extensions of credit by a bank under a general purpose credit card where the borrower uses the credit to purchase goods or services from an affiliate of the bank, so long as less than 25 percent of the aggregate amount of purchases with the card are purchases from an affiliate of the bank (a bank that does not have nonfinancial affiliates is exempt from the 25 percent test).

         o An exemption for loans by a bank to a third party secured by securities issued by a mutual fund affiliate of the bank (subject to a number of conditions).

         o An exemption that would permit a banking organization to engage more expeditiously in internal reorganization transactions involving a bank's purchase of assets from an affiliate (subject to a number of conditions.


The final rule contains new valuation rules for a bank's investments in, and acquisitions of, affiliates.

The Federal  Reserve  expects  examiners and other  supervisory  staff to review
intercompany   transactions   closely  for  compliance  with  the  statutes  and
Regulation W and to resolve any violations or potential violations quickly.

Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley") implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for accounting firm partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate the certification requirement. In addition, under Sarbanes-Oxley, counsel are required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or to the board itself.

Under Sarbanes-Oxley, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are subject to disgorgement if the restatement was due to corporate misconduct.
Executives  are also  prohibited  from insider  trading during  retirement  plan
"blackout"  periods,  and  loans to  company  executives  (other  than  loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under Sarbanes-Oxley be deposited to a fund for the benefit of harmed investors. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities generally within two business days of the change.

Sarbanes-Oxley also increases responsibilities and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as defined by the SEC) and if not, why not. A company's public accounting firm is prohibited from performing audit services for the company if the company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by the auditor and participated in the company's audit during the year preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley requires the SEC to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley also requires the public accounting firm that issues a company's audit report to attest to and report on management's assessment of the company's internal controls.

Although the Company anticipates that it will incur additional expense in complying with the provisions of Sarbanes-Oxley, management does not expect that compliance will have a material impact on the Company's financial condition or results of operations.

Source of Strength Policy. According to FRB policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary.

USA PATRIOT Act. The terrorist attacks in September, 2001 impacted the financial services industry and led to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"). Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLAFATA").

IMLAFATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLAFATA also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

Treasury regulations implementing the due diligence requirements must be issued no later than April 24, 2002. Whether or not regulations are adopted, IMLAFATA becomes effective July 23, 2002. Additional regulations are to be adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of "concentration accounts," and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program.

The Company is establishing policies and procedures to ensure compliance with the IMLAFATA. As of the date of this filing, the Company has not determined the impact that IMLAFATA will have on the Company's operations.

Cross-Institution Assessments. Any insured depository institution owned by the Company can be assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by the Company.

Audit Requirements. The Bank is required to have an annual independent audit and to prepare all financial statements in accordance with generally accepted accounting principles. The Bank is also required to have an independent audit committee comprised entirely of outside directors. Under National Association of Securities Dealers (NASD) on-time certifications, the Company has certified that the audit committee has adopted a formal written charter and meets the requisite number of directors, independence and qualification standards.

Other Consumer Protection Laws and Regulations. The bank regulatory agencies closely monitor an institution's compliance with consumer protection laws and regulations. The examination and enforcement activities conducted by these agencies are intense, and banks have been advised to focus on compliance with consumer protection laws and their implementing regulations. The federal Interagency Task Force on Fair Lending has issued a policy statement on discrimination in home mortgage lending which describes three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact. In addition to CRA and fair lending requirements, the Bank is subject to numerous other federal consumer protection statutes and regulations. Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in the local communities it serves.

Proposed Legislation and Regulation. Certain legislative and regulatory proposals that could affect the Bank and the banking business in general are pending or may be introduced before the United States Congress, the California State Legislature and Federal and state government agencies. The United States Congress regularly considers bills designed to substantially reform banking laws. It is not known whether any of these legislative proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationships of financial institutions. It is likely, however, that many of these proposals would subject the Bank to increased regulation, disclosure and reporting requirements and would increase competition to the Bank and its cost of doing business.

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

The Company owns a 10,000 square foot lot located on Lower Sacramento Road in the unincorporated San Joaquin County community of Woodbridge, California. The entire parcel has been leased to the Bank on a long-term basis at market rates. The Bank has constructed, furnished and equipped a 1,437 square foot branch office on the parcel and commenced operations of the Woodbridge Branch at that location on December 15, 1986.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the common stock of the Company. The Company's common stock is traded in the over-the-counter market on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "FLLC" and is not presently listed on a national exchange or reported by the NASDAQ Stock Market. Trading of the stock has been limited and has been principally contained within the Company's general service area. As of March 3, 2003, there were 1,203 shareholders of record of the Company's common stock. Set forth below is the range of high and low bid prices for the common stock during 2002 and 2001 and is based on information obtained from the OTCBB.



                                          2002                   2001
 Bid Price of Common Shares        High         Low        High         Low

  First Quarter                 $  11.35       10.40       10.13        9.00
  Second Quarter                   12.50       11.00        9.87        9.12
  Third Quarter                    11.88       11.65       10.42        9.00
  Fourth Quarter                   12.65       11.71       11.15        9.90


The foregoing prices are based on trades of which Company is aware and reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

The Company has not declared or paid any cash dividends on its common stock in its two most recent fiscal years. The Company's principal source of funds for dividend payments is dividends received from the Bank. Future dividend payments by the Bank, if any, will be subject to regulatory limitations, earnings, general economic conditions, financial condition, capital requirements, and other factors as may be appropriate in determining dividend policy. The OCC has authority to prohibit a bank from engaging in business practices that are considered to be unsafe or unsound. Depending upon the financial condition of a bank and upon other factors, the OCC could assert that payments of dividends or other payments by a bank might be such an unsafe or unsound practice. Also, under applicable Federal laws a national bank must seek permission from the OCC to pay a dividend if the total dividend payment in any calendar year exceeds the net profits of that year, as defined, combined with net profits for the two preceding years. For legal and regulatory restrictions on the payment of dividends see "Item I. Business - The Company" and "Supervision and Regulation." For the amount available for dividends at December 31, 2002, see Note 13 to the notes to consolidated financial statements filed with this report. No assurance can be given that the Bank will pay dividends at any time.

ITEM 6. SELECTED FINANCIAL DATA


            (in  thousands except per share amounts)
            Consolidated Statement of Income                      2002           2001           2000            1999          1998
------------------------------------------------------------------------------------------------------------------------------------
            Interest Income                                     $ 13,677         13,858         13,496         12,526         11,508

            Interest Expense                                       3,459          4,644          4,613          3,699          4,028
            Net Interest Income                                   10,218          9,214          8,883          8,827          7,480

            Provision for Loan Losses                                625            391            135          1,051            250
            Noninterest Income                                     4,703          3,828          2,690          2,461          1,878
            Noninterest Expense                                   12,486         11,226          9,855          8,803          7,712
            Net Income                                          $  1,355          1,207          1,283          1,159          1,052


            Per Share Data
------------------------------------------------------------------------------------------------------------------------------------

            Basic Earnings                                      $    .82            .75            .81            .75            .69
            Diluted Earnings                                         .79            .73            .79            .72            .65
            Cash Dividends Declared                             $     --             --            .05            .20            .20


            Consolidated Balance Sheet Data
------------------------------------------------------------------------------------------------------------------------------------

            Federal Funds Sold and Securities
               Purchased Under Resale Agreements                $ 19,634          6,129         10,115            100          4,800
            Investment Securities                                 33,125         41,015         29,560         36,096         45,647
            Loans held for sale                                    7,578          3,876          1,292            647          2,619
            Loans, net of loss reserve and
               deferred fees                                     154,090        135,430        110,793        108,947         88,459
            Total Assets                                         255,246        226,175        185,064        176,334        164,400
            Total Deposits                                       210,679        201,571        162,261        156,161        149,544
            Other Borrowings                                      19,885          4,000          4,588          4,300             --
            Total Stockholders' Equity                          $ 19,270         17,863         16,454         14,521         13,857

                                       16

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Prospective Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Statement No. 143, Accounting for Asset Retirement Obligations in August 2001. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As a result, FASB Statement No. 143 applies to all entities that have legal obligations associated with the retirement of long-lived tangible assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppels. Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Enterprises are required to adopt Statement No. 143 for fiscal years beginning after June 15, 2002. Early adoption is encouraged. The Company does not expect adoption of Statement No. 143 to have a material impact to the consolidated financial statements of the Company.

In April 2002, FASB issued Statement Financial  Accounting  Standards (SFAS) No.
145. Statement No. 145 rescinds SFAS No. 4, which requires all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. The accounting, disclosure and financial statements provision of SFAS No. 145 are effective for financial statements in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item shall be reclassified. The implementation of Statement No. 145 is not expected to have a material impact to the consolidated financial statements of the Company.

The Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities in June 2002. Statement No. 146 requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In October 2002, the FASB issued SFAS 147, which removes certain acquisitions of financial institutions (other than transactions between two or more mutual enterprises) from the scope of SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions and FASB Interpretation 9, Applying APB Opinions 16 and 17 When a Savings and Loan or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. These types of transactions are now accounted for under SFAS 141 and 142. In addition, this Statement amends SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of this Statement were effective October 1, 2002, with earlier adoption permitted. The implementation of Statement No. 147 is not expected to have a material impact to the consolidated financial statements of the Company.

In December 2002, the FASB issued SFAS 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. This Statement is effective for fiscal and interim periods ending after December 15, 2002. Management does not expect this Statement to have a material impact to the consolidated financial statements. See Note 1(n) to the consolidated financial statements for stock based compensation disclosures.

In November 2002, the FASB issued FIN 45, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by the Company. These currently include standby letters of credit and first-loss guarantees on securitizations. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Management does not expect this Interpretation to have a material impact to the consolidated financial statements.

In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin ("ARB") 51, consolidated financial statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect this Interpretation to have a material impact to the consolidated financial statements.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains allowances for loan losses resulting from the customer's inability to make required loan payments. If the financial conditions of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company invests in debt and equity securities. If the Company believes these securities have experienced a decline in value that is other than temporary, an investment impairment charge is recorded. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby requiring an impairment charge in the future. For a more complete discussion of the Company's accounting policies, see Note 1 to the consolidated financial statements.

The following discussion addresses information pertaining to the financial condition and results of operations of the Company that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 41 through 66, as well as other information presented throughout this report.

Summary of Earnings Performance

-------------------------------------------------------------------------------
                                          For the Year Ended December 31:
                                    -------------------------------------------

                                           2002            2001            2000

Earnings (in thousands)             $     1,355           1,207           1,283
-------------------------------------------------------------------------------
Basic earnings per share            $       .82             .75             .81
Diluted earnings per share          $       .79             .73             .79
Return on average assets                  0.57%           0.59%           0.71%
Return on average equity                  7.30%           7.03%           8.74%
Dividend payout ratio                       --              --            5.88%
-------------------------------------------------------------------------------
Average equity to average assets          7.74%           8.34%           8.10%
-------------------------------------------------------------------------------

Net income totaled $1,355 thousand for the year ended December 31, 2002, resulting in an increase of $148 thousand, or 12.3%, over the prior year. Basic earnings per share in 2002 were $.82, compared to $.75 and $.81 in 2001 and 2000, respectively. During 2002, the Company experienced increases in both earning assets and deposits. As a result of interest income and interest expense decreasing $181 thousand and $1,185 thousand, respectively, the Company realized an increase in net interest income to $10,218 thousand as compared to $9,214 thousand in 2001. This represents an increase of $1,004 thousand or 10.9%. As a result of increases in loans during 2002, the Company increased the provision for loan losses by $234 thousand as compared to 2001. In addition, the Company experienced an $875 thousand increase in noninterest income which was offset by an increase of $1,260 thousand in noninterest expense. Furthermore, the Company's provision for income taxes increased $237 thousand in 2002 as compared to 2001.

During 2002, the Company's total gross loans (total portfolio loans plus loans held for sale) increased 16.0%. While the Company experienced significant growth in loans during the year, the lower interest rate environment during 2002, when compared to 2001 reduced the overall earnings potential generated by the increase in the Company's primary earning asset. As a further benefit to interest income, the Company was successful in collecting interest totaling $242 thousand and $423 thousand on loans that had previously been on nonaccrual during 2002 and 2001, respectively. Interest forgone on nonaccrual loans amounted to $364 thousand during 2002 compared to $310 thousand during 2001.

The lower interest rate environment during 2002, as compared to 2001, also resulted in a decrease in the Company's total interest expense. The reduction in interest expense occurred primarily as a result of a decrease in the overall interest rate paid for deposits combined with a $14.3 million reduction in Certificates of Deposit. The reduction in Certificates of Deposit resulted from the Bank focusing its deposit development efforts on core deposit relationships. Accordingly, excluding certificates of deposit, total deposits increased $23.5 million, or 17.8% during 2002 when compared to 2001.

The Provision for Loan Losses for the year ending December 31, 2002 was $625 thousand, an increase of $234 thousand over 2001's provision of $391 thousand. The increase in the provision was primarily related to the growth in the Company's loans.

Noninterest income totaled $4,703 thousand for the year ending December 31, 2002 representing an increase of $875 thousand, or 22.9% over the prior year. The increase resulted primarily from gains on the sale of investment securities and loans, increased service charge revenue, which resulted from the increase in total deposits, increased mortgage lending activity and an increase in the cash surrender value of life insurance. Total noninterest expense increased $1,260 thousand, or 11.2% during the year primarily as a result of additions to personnel and the upgrading of existing positions in addition to general overall increases in the cost of operations incurred with strategic expansion projects.

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

Net Interest Income

The following table provides a detailed analysis of average earning assets and liabilities, net interest spread and net interest margin for the years ended December 31, 2002, 2001, and 2000, respectively:

------------------------------------------------------------------------------------------------------------------------------------
                                           For the Year Ended               For the Year Ended              For the Year Ended
                                            December 31, 2002                December 31, 2001               December 31, 2000
                                      (Dollar amounts in thousands)    (Dollar amounts in thousands)   (Dollar amounts in thousands)
                                   -------------------------------------------------------------------------------------------------
                                      Average    Income/               Average     Income/   Average     Income/
                                      Balance    Expenses     Yield    Balance    Expenses    Yield      Balance    Expense  Yield
                                      -------    --------     -----    -------    --------    -----      -------    -------  -----

Earning Assets:

Investment securities (1)          $   34,076      1,602     4.70%     35,260       2,073     5.88%      34,690      2,214   6.38%

Federal funds sold and
securities purchased under
resale agreements                  $    9,464        158     1.67%     11,360         481     4.23%       5,090        329   6.46%

Loans (2)                          $  155,986     11,917     7.64%    123,600      11,304     9.15%     114,690     10,953   9.55%
                                      -------     ------     -----    -------      ------     -----     -------     ------   -----

Total Earning Assets               $  199,526     13,677     6.85%    170,220      13,858     8.14%     154,470     13,496   8.74%
                                      =======     ======     =====    =======      ======     =====     =======     ======   =====

Liabilities:

Noninterest bearing deposits       $   33,529         --        --     25,350          --        --      21,240         --      --

Savings, money market, & NOW
deposits                              112,727      1,296     1.15%     91,600       1,297     1.42%      83,970      1,350   1.61%

Time deposits                          62,026      1,880     3.03%     66,630       3,342     5.02%      53,020      2,801   5.28%

Other borrowings                        8,288        283     3.41%        120           5     4.17%       7,000        462   6.60%
                                      -------     ------     -----    -------      ------     -----     -------     ------   -----

Total Liabilities                  $  216,570      3,459     1.60%    183,700       4,644     2.53%     165,230      4,613   2.79%
                                      =======     ======     =====    =======      ======     =====     =======     ======   =====

Net Spread                                                   5.25%                            5.61%                          5.95%
                                                             =====                            =====                          =====
----------------------------------------------------------------------------------------------------------------------------------
                                      Earning     Income              Earning     Income                Earning    Income
                                      Assets    (Expense)    Yield    Assets     (Expense)   Yield      Assets    (Expense)  Yield
                                      ------    ---------    -----    ------     ---------   -----      ------    ---------  -----

Yield on average  earning assets   $  199,526     13,677     6.85%    170,220      13,858     8.14%     154,470     13,496   8.74%

Cost of funds for average
earning assets                        199,526     (3,459)   (1.73%)   170,220      (4,644)   (2.73%)    154,470     (4,613) (2.99%
                                                  ------     -----                  -----     -----                  -----   -----

Net Interest Margin                   199,526     10,218     5.12%    170,220       9,214     5.41%     154,470      8,883   5.75%
                                                  ======     =====                  =====     =====                  =====   =====
----------------------------------------------------------------------------------------------------------------------------------

(1) Income on tax-exempt securities has not been adjusted to a tax equivalent basis.

(2) Loans held for sale and nonaccrual loans are included in the loan totals for each year.

Net interest income increased $1,004 thousand, or 11% in 2002 after increasing 4% in 2001. While the yield on average earning assets declined to 6.85% in 2002 as compared to 8.14% in 2001, the cost of funds for average earning assets also decreased to 1.73% in 2002 from 2.73% in 2001. The increase in net interest income in 2002 is attributable to an increase of 17% in average earning assets combined with a 14% increase in average deposits, which offset the decline in net interest margin from 5.41% to 5.12% from 2001 to 2002.

During 2002, average loans, increased $32,386 thousand, or 26%, while investment securities and federal funds sold and securities purchased under resale agreements decreased $1,184 thousand and $1,896 thousand, or 3% and 17%, respectively, compared to 2001. Average deposits increased $24,702 thousand, or 13% during 2002 and other borrowings increased $8,168 thousand, primarily as a result of a $5 million floating rate pooled trust preferred securities offering which closed March 26, 2002.

Net interest margin decreased 29 basis points in 2002 after decreasing by 34 basis points in 2001. This decrease in 2002 was the result of several key items:


- Interest forgone on nonaccrual loans during 2002 totaled $364 thousand. This reduced the yield on loans by 23 basis points and the net interest margin by 18 basis points.

         o Interest collected on loans that had previously been on nonaccrual status totaled $242 thousand. This increased the yield on loans by 16 basis points and the net interest margin by 12 basis points.

- Changes in the mix of the investment portfolio during 2002 resulted in a decrease of 118 basis points in the average yield earned on investments securities.

- The general decrease in interest rates during 2002 resulted in a decrease of 256 basis points in the average yield earned on federal funds sold and securities purchased under resale agreements.

- The general decrease in interest rates during 2002 resulted in a decrease of 199 basis points in the cost of average certificates of deposit.

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

The mix of earning assets at December 31, 2001 changed as compared to December 31, 2000 as a result of year-over-year loan growth of 24% in 2001 as compared to 2% in 2000. During 2001, average loans, investment securities and federal funds sold and securities purchased under resale agreements increased $8,910 thousand, $570 thousand and $6,270 thousand, or 8%, 2% and 123%, respectively, compared to 2000. Average earnings assets increased as a result of a $25,350 thousand, or 16%, increase in average deposits during 2001. As average deposit growth outpaced average loan growth during the year, the average loan to deposit ratio decreased to 67% for 2001 as compared to 73% in 2000.

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

- The general decrease in interest rates during 2001 resulted in a decrease of 223 basis points in the average yield earned on federal funds sold and securities purchased under resale agreements.

- The general decrease in interest rates during 2001 resulted in a decrease of 26 basis points in the cost of average certificates of deposit.

The following table presents the monetary impact of the aforementioned changes in earning asset and deposit volumes and yields for the two years ended December 31, 2002 and 2001.

------------------------------------------------------------------------------------------------------
                                         2002 compared to 2001             2001 compared to 2000
                                            (in thousands)                     (in thousands)
                                            Change due to:                     Change due to:
Interest Income:               Volume       Rate        Total           Volume       Rate      Total
                         -----------------------------------------------------------------------------
Investment securities       $    (70)       (401)        (471)            36        (177)      (141)

Federal funds sold and
securities purchased
under resale agreements          (80)       (243)        (323)           405        (253)       152

Loans                          2,962      (2,349)         613            851        (500)       351
                            --------      -------         ---          -----         ---        ---

Total interest income       $  2,812      (2,993)        (181)         1,292        (930)       362
                            ========      =======      =======         =====         ===        ===

Interest Expense:

Savings, money market, &
NOW accounts                $    384        (385)          (1)           111        (164)       (53)

Time deposits                   (231)     (1,231)      (1,462)           719        (178)       541

Other borrowings                 340         (62)         278           (454)         (3)      (457)
                                 ---          --          ---          =====         ---        ---

Total interest expense      $    493      (1,678)      (1,185)           376        (345)        31
                            ========      =======      =======         =====         ===        ===

Net interest income         $  2,319      (1,315)       1,004            916        (585)       331
                            ========      =======      =======         =====         ===        ===
------------------------------------------------------------------------------------------------------


The volume variances for total interest income in 2002 compared to 2001 indicate that the increase in average loans of 26% together with decreases in average investment securities and federal funds sold and securities purchased under resale agreements of 3% and 17%, respectively, combined for a net increase to interest income of $2,812 thousand. However, the continued decline of the interest rate environment during 2002 reduced interest income $2,993 thousand, as compared to the prior year, with $2,349 thousand of the decrease resulting from a 151 basis point decline in the yield earned on loans, $401 thousand decrease resulting from a 118 basis points decline in the yield earned on investment securities and a $243 thousand decrease resulting from a 256 basis points decline in the yield earned on federal funds sold and securities purchased under resale agreements. While average interest bearing liabilities increased 14% during 2002, the average rate paid on interest bearing liabilities declined 100 basis points resulting in a net decrease in total interest expense of $1,462 thousand. In addition, during 2002, other borrowings (which includes the proceeds from the trust preferred securities) increased $8.2 million resulting in an increase in total interest expense of $278 thousand.

The total interest income volume variances for 2001 compared to 2000 indicate that increases in average loans, investment securities and federal funds sold and securities purchased under resale agreements of 8%, 2% and 123%, respectively combined to increase interest income by $1,292 thousand. However, the declining interest rate environment during 2001 reduced interest income $930 thousand, as compared to the prior year, with $500 thousand of the decrease resulting from a 40 basis point decline in the yield earned on loans, $177 thousand decrease resulting from a 50 basis point decline in the yield earned on investment securities and a $113 thousand decrease resulting from a 223 basis points decrease in the yield earned on federal funds sold and securities purchased under resale agreements. Additionally, while average interest bearing liabilities increased 11% during 2001, the average rate paid on interest bearing liabilities decreased 9% resulting in a net increase in total interest expense.

Allowance for Loan Losses

The following table reconciles the beginning and ending allowance for loan losses for the previous five years. Reconciling activity is broken down into the three principal items that impact the reserve: (1) reductions from charge-offs;
(2) increases from recoveries; and (3) increases or decreases from positive or negative provisions for loan losses.

-------------------------------------------------------------------------------------------------------------
(in thousands)                                               2002       2001       2000       1999       1998

Balance at beginning of period                            $ 2,668    $ 2,499    $ 2,580    $ 1,564    $ 1,313

Charge-offs:

  Commercial                                                  178        226        201         90         67

  Real estate                                                  62         --         --         --         25

  Consumer                                                     30         57         45         20         40
                                                          -------    -------    -------    -------    -------

  Total Charge-offs                                           270        283        246        110        132

Recoveries:

  Commercial                                                   26         21         15         68        112

  Real estate                                                  --         --         --         --         --

  Consumer                                                      8         40         15          7         21
                                                          -------    -------    -------    -------    -------

  Total Recoveries                                             34         61         30         75        133
                                                          -------    -------    -------    -------    -------

Net charge-offs                                              (236)      (222)      (216)       (35)        (1)

Additions charged to operations                               625        391        135      1,051        250
                                                          -------    -------    -------    -------    -------

Balance at end of period                                    3,057      2,668      2,499      2,580      1,564
                                                          =======    =======    =======    =======    =======

Ratio of net charge-offs to average loans outstanding
                                                            (0.14%)    (0.16%)    (0.19%)    (0.03%)   (0.001%)
                                                          =======    =======    =======    =======    =======
-------------------------------------------------------------------------------------------------------------

Note 1(f) to the consolidated financial statement discusses the factors used in determining the provision for loan losses and the adequacy of the allowance for loan losses.

Net charge-offs during 2002 totaled $236 thousand and represents an increase of $14 thousand, or 6%, over 2001. This activity was comprised of $270 thousand in gross charge-offs combined with $34 thousand in recoveries representing a decrease of 5% in gross charge-offs and a decrease of 44% in recoveries compared to 2001. The decrease in both charge-offs and recoveries during 2002 is related to the reduction of nonaccrual loans. The Bank has not modified or significantly compromised its underwriting standards despite growing competition within the industry.

The loan loss provision for 2002 totaled $625 thousand and represents an increase of $234 thousand, or 60%, over 2001. The provision increased primarily in response to the increases in loan growth and the potential for declines in the economy. During 2002, average loans and gross loans (including loans held for sale) increased 26% and 16%, respectively compared to 2001. Management remained concerned throughout 2002 about declines in the national economy and the potential for declines in the credit quality of its borrowers as a result. During 2002, the Company continued to eliminate nonperforming loans without incurring substantial charge-offs.

Net charge-offs during 2001 totaled $222 thousand and represents an increase of $6 thousand, or 3%, over 2000. This activity was comprised of $283 thousand in gross charge-offs combined with $61 thousand in recoveries representing an increase of 15% in gross charge-offs and an increase of 103% in recoveries compared to 2000. The increase in charge-offs during 2001 is related to measures taken by the Company to reduce the level of nonaccrual loans.

At December 31, 2001, the loan provision totaled $391 thousand and represents an increase of $256 thousand, or 190%, when compared to December 31, 2000. The increase in the provision resulted primarily from three events; increases in loan growth and the potential for declines in the economy combined with the resolution of several nonperforming loans. While average loans increased 8% during 2001 as compared to 2000, gross loans (including loans held for sale) at December 31, 2001 increased 24% as compared to December 31, 2000. In addition, during 2000, management became increasingly concerned over the potential for possible declines in the credit quality of its borrowers resulting from declines in the national economy. Furthermore, the Company eliminated several nonperforming loans during the year without sustaining substantial charge-offs.

Noninterest Income

Noninterest income increased 23% and 42% in 2002 and 2001, respectively. The primary components of noninterest income consist of: service charges, SBA and mortgage income, and other noninterest income. The following table summarizes the significant elements of service charge, SBA, mortgage and Farmer Mac revenue for the three years ending 2002, 2001, and 2000:

------------------------------------------------------------------------------------------------------
(in thousands)                                            2002             2001             2000
------------------------------------------------------------------------------------------------------
Periodic deposit account charges                     $     483              492              477
Returned item charges                                      849              624              561
Ancillary services charges                                  97               95               99
Other service charges                                      169              203              124
                                                     -------------------------------------------------
     Total service charge revenue                        1,598            1,414            1,261
                                                     =================================================

Gain on sale of SBA loans                                  331               95              114
SBA loan servicing revenue                                 206              223              224
                                                     -------------------------------------------------
     Total SBA revenue                                     537              318              338

Gain on sale of mortgage loans                             640              458              132
Mortgage loan servicing revenue                            221              127              123
                                                     -------------------------------------------------
     Total mortgage revenue                                861              585              255

Farmer Mac origination, sale and servicing                  34               29               31
                                                     -------------------------------------------------

     Total loan origination, sale and
       servicing revenue                                 1,432              932              624
------------------------------------------------------------------------------------------------------

Service charge revenue increased 13% in 2002 compared to 2001 and 12% in 2001 compared to 2000. These increases are primarily the result of continued growth in demand deposits. While average total deposits increased 14% in 2002 and 16% in 2001, average noninterest-bearing demand deposits increased 32% and 19% and money market accounts increased 78% and 6%, during 2002 and 2001 as compared to 2001 and 2000, respectively.

During 2002, SBA revenue increased 69% after declining 6% and 12% during 2001 and 2000. The increase in 2002 was the result of the sale of $6,904 thousand SBA 7a loans. The declines in 2001 and 2000 SBA revenue resulted primarily from a decrease in the production of SBA 7a and an increase in the level of SBA 504 loans. The Company typically sells the SBA 7a loans to the secondary market whereas the SBA 504 loans are typically held in the Company's loan portfolio.

The Company experienced increased mortgage lending activity for both new loans and refinancing of existing loans due to the continued decline in mortgage lending rates during 2002. The increased lending activity resulted in an increase in the Company's mortgage revenue totaling $276 thousand, or 47% from 2002 to 2001 and $330 thousand, or 129% in 2001 as compared to 2000. Farmer Mac revenue increased 17% in 2002 as compared to 2001 after declining 7% during 2001 as compared to 2000.

The Company realized gains on the sale of investment securities totaling $603 thousand, $267 thousand and $149 thousand in 2002, 2001 and 2000, respectively.

The Company purchased single-premium life insurance policies written on the lives of certain officers and directors of the Company and the Bank. The increase in the cash surrender value of these policies is included in other noninterest income and totaled $649 thousand, $658 thousand and $458 thousand during 2002, 2001 and 2000, respectively.

Noninterest Expenses

Noninterest expenses increased 11% in 2002 compared to 2001 and 14% in 2001 compared to 2000. The increase in noninterest expense during 2002 was primarily a result of increases in the number of full-time equivalent employees, the cost of employee benefits, marketing and occupancy expenditures. During 2001, the Company experienced increases in salaries and employee benefits as a result of increases in the number of full time equivalent employees combined with increases in the salaries of a few officer positions within the Company resulting from upgrades to certain officers titles, duties and responsibilities. During 2000, the company incurred expenses associated with the resolution of non-performing loans.

Noninterest expense is broken down into four primary categories each of which is discussed in this section.

Salaries and Employee Benefits

The following table provides the detail for each major segment of salaries and employee benefits together with relevant statistical data:

--------------------------------------------------------------------------------------------------
(in thousands except full time equivalents)                         2002       2001        2000
--------------------------------------------------------------------------------------------------
Regular payroll, contract labor, and overtime                  $   4,423        4,054     3,338
Incentive compensation and profit sharing                            743          449       233
Payroll taxes and employment benefits                              1,146        1,177       935
                                                              ------------------------------------
     Total Salaries and Employee Benefits                      $   6,312        5,680     4,506
                                                              ====================================
Average number of full-time equivalent employees                     121        117         109
                                                              ------------------------------------
Regular payroll per full-time equivalent employee                  36.55      34.58       31.02
                                                              ------------------------------------
Incentive compensation to regular payroll                          16.8%      11.1%        5.6%
                                                              ------------------------------------
Payroll taxes and benefits per full-time equivalent employee        9.47      10.04        8.58
--------------------------------------------------------------------------------------------------

The number of full-time equivalent employees increased 3% in 2002 compared to 2001 and 7% in 2001 compared to 2000. Regular payroll, contract labor and overtime increased 9% in 2002 compared to 2001 and 21% in 2001 compared to 2000. Total salaries and benefits expense increased 11% in 2002 compared to 2001 and 26% in 2001 compared to 2000. The average regular payroll per full-time equivalent employee increased 6% in 2002 compared to 2001 and increased 11.5% in 2001 compared to 2000.

Incentive compensation includes compensation to bonus awards to employees under the Incentive Compensation Plan, contributions to the Employee Stock Ownership Plan and matching contributions to the 401(k) Stock Ownership Plan. The Incentive Compensation Plan pays incentive compensation to officers based upon the achievement of specific performance goals within their area of responsibility combined with the achievement of company-wide performance goals. Contributions to the Employee Stock Ownership Plan are made at the discretion of the board of directors based upon profitability. Matching contributions to the 401(k) Stock Ownership Plan are made at the rate of 50% of the first 4% of compensation contributed by employees.

Payroll taxes and employee benefits per full-time equivalent decreased 6% in 2002 as compared to 2001 and increased 17% in 2001 as compared to 2000. The decrease in 2002 as compared to 2001 is primarily the result of a $162 thousand reduction in the supplemental compensation accrual (see Note 9 to the consolidated financial statements for further information relating to the Company's supplemental compensation program). Of that amount, $121,000 is attributable to the forfeiture of an unvested post employment/retirement benefit by a former executive officer of the Company. The increase from 2001 as compared to 2000 is related primarily to a $132 thousand and $293 thousand increase during 2001 and 2000, respectively, in the supplemental compensation accrual, combined with increases in the Company's contribution to the Employee Stock Ownership Plan, general increases in the cost of medical and other related insurance benefits and education and training expenses.

Occupancy Expense

The following table provides the detail for each major segment of occupancy expense:

-------------------------------------------------------------------------------------------------
(in thousands except square footage and cost per sq. ft.)        2002          2001         2000
-------------------------------------------------------------------------------------------------
Depreciation                                                      405           347          335
Property taxes, insurance, and utilities                          267           245          213
Property maintenance                                              189           181          184
Net rental expense  (income)                                      167           177           93
                                                             ------------------------------------
     Total Occupancy                                            1,028           950          825
                                                             ====================================
Square footage of occupied and unoccupied space                45,708        45,708       42,945
                                                             ------------------------------------
Occupancy cost per square foot                                  22.49         20.78        19.21
                                                             ------------------------------------
Locations                                                           9             9            8
-------------------------------------------------------------------------------------------------

Occupancy expenses increased 8% in 2002 compared to 2001 and 15% in 2001 compared to 2000. The primary reasons for the increases in 2002 and 2001 are the expansion improvements within existing and new locations combined with general increases in the maintenance of the existing locations. In January 2001 the Company entered into a long term lease to relocate its existing Folsom branch to a permanent site. In July 2001 the new branch opened for service and in August 2001, the former Folsom site was closed. In addition, in January 2001 the Company established a Small Business Administration loan production office in Folsom, California.

Equipment Expense

The following table provides the detail for each major segment of equipment expense:

           -----------------------------------------------------------
           in thousands)                       2002     2001     2000
           -----------------------------------------------------------
           epreciation                   $      750      684      506
           aintenance                           302      237      259
           ental expense                          7        8       16
                                        ------------------------------
               Total Equipment           $    1,059      929      781
           ----------------------------------------------------------

Equipment expense increased 14% in 2002 compared to 2001 and increased 19% in 2001 compared to 2000. The increases in 2002 are related to the purchase of operating equipment and in 2001 and 2000 are primarily attributable to investments made in the Company's computer hardware and software systems. In addition, as noted above, during 2001 the Company opened an SBA loan production office in Folsom, California and relocated its Folsom branch to a larger full service facility.

Other Noninterest Expense

Other noninterest expense increased 11% in 2002 as compared to 2001 and decreased 2% in 2001 compared to 2000. The following table provides the detail for each major segment of other noninterest expense:

--------------------------------------------------------------------------------
(in  thousands)                                          2002     2001    2000
--------------------------------------------------------------------------------
Third party data processing                           $   848      877     869
Marketing                                                 514      413     422
Professional fees                                         465      403     771
Director fees and retirement                              315      385     193
Telephone and postage                                     313      296     232
Office supplies                                           266      247     189
Intangible amortization                                   171      171     215
Other real estate owned losses and holding costs          103       83      94
Nonperforming loan costs                                   92       77     246
Other                                                   1,000      715     512
                                                     ---------------------------
     Total Other Noninterest Expense                  $ 4,087    3,667   3,743
--------------------------------------------------------------------------------

Third party data processing decreased 3% during 2002. As a result of the statement preparation and item processing functions no longer being outsourced as of May 2002, third party data processing expenses decreased $232 thousand, or 48%, when compared to 2001. At the same time, third party expenses related to the processing of the Company's debit card product increased $106 thousand, or 56% over 2001. As part of the Company's long term focus on growth and expansion, marketing expenses increased 25%. Professional fees increased 15% during 2002 as a result of the Company utilizing a third party firm to expand the internal audit function.

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

Income Taxes

The provision for income taxes as a percentage of pretax income for 2002, 2001, and 2000 was 25%, 15%, and 19%, respectively. The effective rate is lower than the combined marginal rate for state and federal taxes due primarily to the level of tax exempt income relative to total pre-tax income. The two primary components of tax exempt income are income from tax exempt investment securities and increases in the cash surrender value of life insurance.

Interest income on tax exempt investment securities totaled $168 thousand, $241 thousand and $528 thousand and the increase in the cash surrender value of life insurance increased $649 thousand, $658 thousand and $458 thousand, the combination of which represented 45%, 63% and 62% of pretax income during the year ended December 31, 2002, 2001 and 2000, respectively. Note 12 to the consolidated financial statements contains a detailed presentation of the income tax provision and the related current and deferred tax assets and liabilities.

Balance Sheet Review

The following table presents average balance sheets for the years ended December 31, 2002, 2001 and 2000.

---------------------------------------------------------------------------------------------------------------------------------
                                                                  For the Year Ended     For the Year Ended    For the Year Ended
                                                                  December 31, 2002      December 31, 2001      December 31, 2000
                                                                    (in thousands)         (in thousands)        (in thousands)
                                                            ---------------------------------------------------------------------
                                                                  Amount     Percent      Amount    Percent   Amount    Percent
---------------------------------------------------------------------------------------------------------------------------------
Assets:

Cash & Due from banks                                        $    14,127       5.97%      11,310       5.59%    8,150      4.50%

Federal funds sold and securities purchased under resale
agreements                                                         9,464       4.00%      11,360       5.61%    5,090      2.81%

Investment securities                                             34,076      14.39%      35,260      17.42%   34,690     19.16%

Loans held for sale                                                4,686       1.98%       3,130       1.55%    1,144      0.63%

Loans (net of allowance for loan losses and deferred income)     149,469      63.12%     117,320      57.95%  110,346     60.93%

Premises and equipment, net                                        6,859       2.90%       6,800       3.35%    6,860      3.79%

Other assets                                                      18,104       7.64%      17,260       8.53%   14,810      8.18%
                                                             -----------     ------      -------     ------   -------    ------
Total Assets                                                 $   236,785     100.00%     202,440     100.00%  181,090    100.00%
                                                             ===========     ======      =======     ======   =======    ======

Liabilities & Stockholders' Equity:

Deposits                                                     $   208,283      87.96%     183,580      90.68%  158,230     87.37%

Short term borrowings                                              3,288       1.39%         120        .06%    7,000      3.87%

Other liabilities                                                  4,510       1.91%       1,730        .85%    1,190      0.66%

Stockholders' equity                                              20,704       8.74%      17,010       8.40%   14,670      8.10%
                                                             -----------     ------      -------     ------   -------    ------
Total Liabilities & Stockholders' Equity                     $   236,785     100.00%     202,440     100.00%  181,090    100.00%
                                                             ===========     ======      =======     ======   =======    ======
---------------------------------------------------------------------------------------------------------------------------------

Average total assets increased 17% in 2002 compared to 2001 and 12% in 2001 compared to 2000. Year-end asset totals at December 31, 2002 reached $255,246 thousand and represented an increase of 13% over December 31, 2001. The increase in 2002 and 2001 is a function of deposit growth throughout the Bank's branch network, as average deposits increased 14% and 16%, respectively.

During 2002 average gross loans increased 26%. This increase was funded by the growth in deposits combined with a 17% and 3% reduction in fed funds sold and investment securities, respectively. During 2001, average gross loans increased 8%, average fed funds sold and securities purchased under resale agreements increased 123% and average investment securities increased 2% which were funded primarily by the 16% increase in average deposits.

Average other assets at December 31, 2002 and 2001 increased 5% and 17% as compared to December 31, 2001 and 2000, respectively. The increases are primarily attributable to increases in the cash surrender value of life insurance of $649 thousand and $2,658 thousand during 2002 and 2001, respectively. The cash surrender value of life insurance consists primarily of the Bank's contractual rights under single-premium life insurance policies written on the lives of certain officers and the directors of the Company and the Bank. The policies were purchased in order to indirectly offset anticipated costs of certain benefits payable upon the retirement, and the death or disability of the directors and officers pursuant to deferred compensation agreements. The cash surrender value accumulates tax-free based upon each policy's crediting rate which is adjusted by the insurance company on an annual basis.

Investment Securities

The following table presents the investment portfolio at December 31, 2002, 2001 and 2000 by security type, maturity, and yield:

--------------------------------------------------------------------------------------------------------------------------------
                                                                 Book Value at December 31 (dollars in thousands):
                                                                2002                     2001                  2000
                                                                ----                     ----                  ----
                                                         Amount        Yield      Amount       Yield     Amount        Yield
--------------------------------------------------------------------------------------------------------------------------------

U.S. Agency Securities:

Within 1 year                                       $        --          --        3,501       6.46%      3,520        6.34%

After 1 year, within 5 years                              3,702        5.74%       8,099       5.66%      8,018        6.26%

After 5 years, within 10 years                               --          --           --         --         932        7.71%

After 10 years                                               --          --           --         --       1,500        6.85%
                                                   -----------------------------------------------------------------------------

Total U.S. Agency                                   $     3,702        5.74%      11,600       5.90%     13,970        6.46%

Collateralized Mortgage Obligations:

Within 1 year                                       $     4,255        3.40%       1,192       4.27%      4,121        6.09%

After 1 year, within 5 years                             20,860        3.85%      21,741       4.76%      1,975        7.09%

After 5 years, within 10 years                               --          --           --         --          --          --

After 10 years                                               --          --          131       3.42%        131        8.31%
                                                   -----------------------------------------------------------------------------

Total Collateralized Mortgage Obligations           $    25,115        3.67%      23,064       4.72%      6,227        6.46%

Municipal Securities:

Within 1 year                                       $        --          --          100      10.24%      1,048        5.28%

After 1 year, within 5 years                                335        7.30%       2,133       6.86%      1,630        7.42%

After 5 years, within 10 years                              501        7.57%         476       7.44%      1,564        7.40%

After 10 years                                            2,094        8.21%       2,309       8.20%      3,750        8.42%
                                                   -----------------------------------------------------------------------------

Total Municipal Securities                          $     2,930        8.00%       5,018       7.60%      7,992        7.60%

Other Debt Securities:

Within 1 year                                       $        67        6.73%         202       7.41%        116       14.24%

After 1 year, within 5 years                                356        4.27%         194       6.33%        338        9.41%

After 5 years, within 10 years                               --          --          274       4.48%        300          --

After 10 years                                               --          --           --         --          --          --
                                                   -----------------------------------------------------------------------------

Total Other Debt Securities                         $       423        4.66%         670       5.90%        754        8.15%

Federal Agency Stock                                        184        6.00%         126       6.00%        126        6.00%

Unrealized Holding (Loss) / Gain                            771          --          537         --         491          --
                                                   -----------------------------------------------------------------------------

Total                                               $    33,125        4.33%      41,015       5.35%     29,560        6.66%
--------------------------------------------------------------------------------------------------------------------------------

The investment portfolio decreased $7,890 or 19%, at December 31, 2002 as compared to December 31, 2001 and increased $11,455, or 39%, at December 31, 2001 as compared to December 31, 2000. The decrease in the investment portfolio during 2002 occurred as a result of loan growth outpacing deposit growth. Conversely, the increase in the investment portfolio during 2001 occurred as a result of deposit growth outpacing loan growth. During 2002 and 2001, proceeds received from prepayments of mortgage backed investment securities totaled $13,595 thousand and $8,833, respectively and proceeds from the maturity of investment securities totaled $3,600 and $9,548, respectively. During 2002, proceeds from the sale of investment securities totaled $23,487 thousand and resulted in gains totaling $603 thousand. During 2001, proceeds from the sale of investment securities totaled $3,578 thousand and resulted in gains totaling $267 thousand.

Loans

The following table summarizes gross loans (including loans held for sale) and the components thereof as of December 31, for each of the last five years (includes loans held for sale):

-----------------------------------------------------------------------------------------------------------------
                                                        Outstanding at December 31 (in thousands):
                                          2002             2001           2000            1999           1998
-----------------------------------------------------------------------------------------------------------------
Commercial and other real estate    $  141,962          125,274         99,377          95,509         77,956

Real estate construction                20,489           13,703         12,124          13,919         11,743

Installment and other                    3,068            3,674          3,605           3,301          3,463
                                         -----            -----          -----           -----          -----

Total Gross Loans                   $  165,519          142,651        115,106         112,729         93,162
                                       =======          =======        =======         =======         ======
-----------------------------------------------------------------------------------------------------------------

Gross loans outstanding as of December 31, 2002 and 2001 exceeded the comparable prior year-end totals by 16% and 24%, respectively. The reduced rate environment combined with increased business development efforts were the foundation for the growth in both years. With the acquisition of the Wells Fargo Branches in 1997 combined with the entry into the Folsom and Elk Grove areas in 1998, the Company entered into new market areas that substantially enhanced its marketing capabilities.

The most significant segment of the loan portfolio is commercial loans, which represented 86% and 88% of the total portfolio at December 31, 2002 and 2001, respectively. Commercial loans include agricultural loans, working capital loans to businesses in a number of industries, and loans to finance commercial real estate. Agricultural loans represented approximately 10 % and 13% of the commercial loan portfolio at December 31, 2002 and 2001, respectively. Agricultural loans are diversified throughout a number of agricultural business segments, including dairy, orchards, row crops, vineyards, cattle and contract harvesting. Agricultural lending risks are generally related to the potential for volatility of agricultural commodity prices. Commodity prices are affected by government programs to subsidize certain commodities, weather, and overall supply and demand in wholesale and consumer markets. Excluding agricultural loans, the remaining portfolio is principally dependent upon the health of the local economy and the related real estate market.

The maturity and repricing characteristics of the loan portfolio at December 31, 2002 are as follows:

--------------------------------------------------------------------------------
Due: (in thousands) (1)           Fixed Rate     Floating Rate         Total
                                  ----------     -------------         -----

In 1 year or less                 $   20,782            28,989        49,771

After 1 year through 5 years           9,783            10,306        20,089

After 5 years                          8,785            86,874        95,659
                                    --------            ------        ------

Total Loans                       $   39,350           126,169       165,519
                                   =========           =======       =======
--------------------------------------------------------------------------------
(1) Scheduled repayments are reported in the maturity category in which the payment is due.

Approximately 24% of the loan portfolio carries a fixed rate of interest as of December 31, 2002, while approximately 42% of the portfolio matures within five years.

Deposits

The following table summarizes average deposit balances and rates for the years ended December 31, 20021, 2001, and 2000:

---------------------------------------------------------------------------------------------------------------------------------
                                        For the Year Ended           For the Year Ended             For the Year Ended
(in thousands)                          December 31, 2002             December 31, 2001              December 31, 2000

            Type                      Average         Average         Average        Average        Average       Average
                                      Amount           Rate           Amount          Rate          Amount         Rate
--------------------------------------------------------------------------------------------------------------------------
Demand - non-interest bearing     $    33,529             N/A          25,350            N/A          21,240          N/A

NOW accounts                           49,708           0.72%          47,600          1.01%          41,267        1.13%

Money market accounts                  26,827           1.66%          15,050          1.98%          14,194        2.25%

Savings                                36,192           1.36%          28,950          1.78%          28,509        1.97%

Time deposits                          62,026           3.03%          66,630          5.02%          53,020        5.28%
                                       ------           -----          ------          -----          ------        -----

Total Deposits                    $   208,282           1.52%         183,580          2.53%         158,230        2.62%
                                      =======           =====         =======          =====         =======        =====
--------------------------------------------------------------------------------------------------------------------------

Average deposits increased approximately 13% and 16% in 2002 and 2001, respectively. Due to a decreasing rate environment during 2002 and 2001, the average rate decreased 101 basis points and 9 basis points when comparing 2002 to 2001 and 2001 to 2000, respectively. Account growth at all branches throughout the Company's network resulted in the deposit growth in 2002 and 2001. The growth was the result of business development efforts in the lending area as well as a continued influx of bank customers seeking a higher level of customer service than that experienced at major financial institutions. The decrease in certificates of deposit resulted from management's decision to focus on increasing core deposits rather than pay higher interest rates for certificates of deposit. During 2001, with the anticipated growth in the Company's loan portfolio, management elected to increase the ratio of total certificates of deposit to total deposits. The growth in certificates of deposit during 2001 was consistent with the budget established by management and the ratio of certificates of deposit to total deposits as compared to the Bank's peer group.

Certificates of deposit contain regular and individual retirement account balances. There are no brokered certificates of deposit in the portfolio. Certificates of $100,000 or more represent approximately 39% and 36% of the certificate of deposit portfolio at December 31, 2002 and 2001, respectively. The following table summarizes the maturities of those certificates of $100,000 or more:

       -------------------------------------------------------------------------
       (in thousands)                                                  2002
                                                                       ----
       Three months or less                                        $  8,906

       Four months to six months                                      5,504

       Seven months to twelve months                                  4,410

       Over twelve months                                             2,687
                                                                    -------
       Total time deposits of $100,000 or more                     $ 21,507
       -------------------------------------------------------------------------

Short Term Borrowings

The Bank has two lines of credit with correspondent banks totaling $5 million at December 31, 2002 and 2001. The lines of credit are unsecured and renew annually. At December 31, 2002 and 2001 the Bank had outstanding borrowings under these lines totaling $3 million and $4 million, respectively. The maximum amount outstanding was $3 million and $4 million, the average balance outstanding was $61 thousand and $50 thousand and the weighted average interest rate was 2.46% and 3.02% for the years ending December 31, 2002 and 2001, respectively.

At December 31, 2002 and 2001 securities sold under agreements to repurchase totaled $11,885 thousand and $0 thousand, respectively. The maximum amount outstanding was $11,885 thousand and $4,588 thousand, the average balance outstanding was $3,227 thousand and $70 thousand and the weighted average interest rate was 2.09% and 6.79% for the years ending December 31, 2002 and 2001, respectively. These agreements generally mature within 30 days.

These short term borrowings are used as temporary resources in managing the Bank's overall liquidity. The Bank's liquidity management is discussed in the Liquidity section below.

Asset Quality

The following table contains asset quality information with respect to the loan portfolio and other real estate owned:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Asset Quality Statistics at December 31

(in thousands except multiples and percentages)                           2002         2001         2000         1999         1998
------------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                        $2,409        3,246        5,655        2,303          248


Accruing loans past due more than 90 days                                   --           --           --          374          191
                                                                        ------        -----        -----        -----        -----



Total non-performing loans                                              $2,409        3,246        5,655        2,677          439
                                                                                      =====        =====        =====        =====


Allowance for loan losses                                               $3,057        2,668        2,499        2,580        1,564


Allowance for loan losses to non-performing loans                          127%          82%          44%          96%         356%

Total loan portfolio delinquency                                          2.38%        3.30%        5.14%        3.32%        1.40%

Allowance for loan losses to total gross loans                            1.85%        1.87%        2.17%        2.29%        1.69%

Other real estate owned                                                 $  329          809          405          129          129
------------------------------------------------------------------------------------------------------------------------------------

The Company's nonaccrual policy is discussed in Note 1(c) to the consolidated financial statements. Interest income recorded on these nonaccrual loans was approximately $242 thousand, $423 thousand, $224 thousand, $76 thousand, and $2 thousand in 2002, 2001, 2000, 1999, and 1998, respectively. Interest income foregone or reversed on these loans was approximately $364 thousand, $310 thousand, $542 thousand, $76 thousand and $43 thousand in 2002, 2001, 2000, 1999, and 1998, respectively. At December 31, 2002, there were no individually material or a material amount of loans in the aggregate for which management had serious doubts as to the borrower's ability to comply with present loan repayment terms and which may result in the subsequent reporting of such loans as nonaccrual.

Non-performing loans decreased $837 thousand, or 26%, in 2002 and decreased $2,409 thousand in 2001while increasing $2,978 thousand and $2,238 thousand in 2000 and 1999, respectively. Portfolio delinquency decreased to 2.38% in 2002 and to 3.30% in 2001 after increasing to 5.14% and 3.32% in 2000 and 1999, respectively. The dollar amount of the allowance for loan losses increased $389 thousand during 2002 and $169 thousand during 2001. During 2000, the allowance for loan losses decreased $81 thousand after having increased in the prior two years. The reasons for the increase in the allowance for loan losses in 2002 as compared to 2001 is explained in the "Allowance for Loan Losses" section above.

The following table summarizes the allocation of the allowance for loan losses at December 31, for each of the last five years:


---------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)        December 31, 2002   December 31, 2001  December 31, 2000   December 31, 1999    December 31, 1998
                             ------------------   -----------------  -----------------   -----------------    -----------------
                                         %                    %                   %                    %                      %
Loan Category                Amount    Loans      Amount    Loans     Amount    Loans     Amount     Loans     Amount       Loans
                                                                      ------
Commercial and other real
estate                       $2,182    85.77%      2,122    87.82%     1,752    86.46%     1,943     84.72%     1,174      83.68%

Real estate construction        807    12.38%        466     9.61%       666    10.41%       560     12.35%       342      12.60%

Installment and other            68     1.85%         80     2.57%        81     3.13%        77      2.93%        48       3.72%
                                 --     -----         --     -----        --     -----        --      -----        --       -----
                             $3,057   100.00%      2,668   100.00%     2,499   100.00%     2,580    100.00%     1,564     100.00%
                              =====   =======      =====   ======     =====    =======     =====    =======     =====     =======
---------------------------------------------------------------------------------------------------------------------------------

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

The Company utilizes the tabular presentation alternative in complying with quantitative and qualitative disclosure rules. The following tables summarize the expected maturities, principal repayment and fair values of other financial instruments that are sensitive to changes in interest rates at December 31, 2002 and 2001.

As of December 31, 2002:
---------------------------------------------------------------------------------------------------------------
                                                 Expected Maturity / Principal Repayment        Total      Fair
(in thousands)                                 2003    2004   2005   2006   2007 Thereafter   Balance     Value
---------------------------------------------------------------------------------------------------------------
Interest-Sensitive Assets:
Federal funds sold and securities
purchased under resale agreements           $19,634      --     --     --     --         --    19,634    19,634
Fixed rate investments (1)                    9,679  10,903  3,583  2,607    946      4,948    32,666   32,666
Floating rate investments (1)                    92      59     46     46     51        165       459      459
Fixed rate loans (2)                         20,782   2,300  3,247  2,165  2,071      8,785    39,350   39,198
Floating rate loans (2)                      28,989   3,316  2,383  3,449  1,158     86,874   126,169  125,164

Interest-Sensitive Liabilities:
NOW account deposits (3)                     20,233   3,369  3,369  3,369  3,369     16,873    50,582   50,993
Money market deposits (3)                    12,099   2,015  2,015  2,015  2,015     10,089    30,248   30,319
Savings deposits (3)                         15,839   2,637  2,637  2,637  2,637     13,210    39,597   40,177
Certificates of deposit                      49,200   4,842    881    357    299         --    55,579   55,881
Short term borrowings                        14,885      --     --     --     --      5,000    19,885   19,885

Interest-Sensitive Off-Balan Sheet
Items:
Commitments to lend                                                                            40,717      407
Standby letters of credit                                                                       1,038        1
---------------------------------------------------------------------------------------------------------------

                                       34

As of December 31, 2001:
---------------------------------------------------------------------------------------------------------------------------------
                                                       Expected Maturity / Principal Repayment                 Total         Fair
(in thousands)                              2002    2003       2004        2005       2006   Thereafter      Balance        Value
---------------------------------------------------------------------------------------------------------------------------------
Interest-Sensitive Assets:
Federal funds sold and securities
purchased under resale agreements      $   6,129      --         --          --         --           --        6,129        6,129
Fixed rate investments (1)                10,908   8,342      6,476       4,339      4,214        6,128       40,407       40,407
Floating rate investments (1)                 90      76         63          51         40          288          608          608
Fixed rate loans (2)                      16,765   4,715      2,940       4,842      3,376        8,106       40,744       41,375
Floating rate loans (2)                   23,862   3,028      2,495         903      3,325       68,294      101,907       99,663

Interest-Sensitive Liabilities:
NOW account deposits (3)                  19,571   3,259      3,259       3,259      3,259       16,321       48,928       48,928
Money market deposits (3)                  8,448   1,407      1,407       1,407      1,407        7,043       21,119       21,119
Savings deposits (3)                      12,717   2,117      2,117       2,117      2,117       10,608       31,793       31,793
Certificates of deposit                   63,788   4,538        626         559        462           --       69,973       70,906
Short term borrowings                      4,000      --         --          --         --           --        4,000        4,000

Interest-Sensitive Off-Balance Sheet Items:
Commitments to lend                           --      --         --          --         --           --       41,822          418
Standby letters of credit                     --      --         --          --         --           --          920            1
---------------------------------------------------------------------------------------------------------------------------------

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

At December 31, 2002, federal funds sold and securities purchased under resale agreements of $19,634 thousand with a yield of 1.19% and investment securities totaling $9,771 thousand with a weighted-average, tax-equivalent yield of 3.43% were scheduled to mature within one year. In addition, gross loans totaling $49,771 thousand with a weighted-average yield of 6.57% were scheduled to mature within the same time frame. Overall, interest-earning assets scheduled to mature within one year totaled $79,176 thousand with a weighted-average, tax-equivalent yield of 4.85% at December 31, 2002.

With respect to interest-bearing liabilities, based on historical withdrawal patterns, NOW accounts, money market and savings deposits of $48,171 thousand with a weighted-average cost of 0.90% were scheduled to mature within one year. Certificates of deposit totaling $49,200 thousand with a weighted-average cost of 2.31% were scheduled to mature in the same time frame. In addition, short term borrowings totaling $14,885 with a weighted-average cost of 1.60% were scheduled to mature within one year. Total interest-bearing liabilities scheduled to mature within one year totaled $112,256 thousand with a weighted-average rate of 1.57%.

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

As of December 31, 2002:


                                                                       By Repricing Interval
----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                    After three      After six     After one
                                                    months,       six months,      year,          After      Noninterest
                                    Within three    within          within        within          five         bearing
                                       months     Six months       one year     five years        years        funds         Total
-------------------------------- -------------------------------------------------- ----------------------------------------------
Assets

Federal funds sold and
securities purchased under
resale agreements               $     19,634            --           --                --           --              --     19,634

Investment securities                  2,178         2,054        5,539            18,241        5,113              --     33,125

Loans (including loans held for
sale)                                 51,416        23,914       10,946            67,832       11,411              --    165,519

Noninterest earning assets and
allowance for loan losses                 --            --           --                --           --          36,968     36,968
                                --------------------------------------------------------------------------------------------------

Total Assets                    $     73,228        25,968       16,485            86,073       16,524          36,968    255,246
                                ==================================================================================================

Liabilities and Stockholders'
Equity

Savings, money market & NOW
deposits                        $    155,100            --           --                --           --              --    155,100

Time deposits                         21,651        12,816       14,733             6,379           --              --     55,579
                                                        --           --                --        5,000              --
Borrowings                            14,885                                                                               19,885

Other liabilities and
stockholders' equity                      --            --           --                --           --          24,682     24,682
                                --------------------------------------------------------------------------------------------------

Total Liabilities and
Stockholders' Equity            $    191,636        12,816       14,733             6,379        5,000          24,682    255,246
                                ==================================================================================================

Interest Rate Sensitivity Gap   $   (118,408)       13,152        1,752            79,694       11,524          12,286         --
                                ==================================================================================================

Cumulative Interest Rate
Sensitivity Gap                 $   (118,408)     (105,256)    (103,504)          (23,810)     (12,286)             --         --
--------------------------------==================================================================================================

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

The Bank's liquidity is managed on a daily basis by maintaining cash, federal funds sold and securities purchased under resale agreements, and short-term investments at levels commensurate with the estimated requirements for loan demand and fluctuations in deposits. Loan demand and deposit fluctuations are affected by a number of factors, including economic conditions, seasonality of the borrowing and deposit bases, and the general level of interest rates. The Bank maintains two lines of credit with correspondent banks as a supplemental source of short-term liquidity in the event that saleable investment securities and loans or available new deposits are not adequate to meet liquidity needs. The Bank has also established reverse repurchase agreements with two brokerage firms, which allow for short-term borrowings that are secured by the Bank's investment securities. Furthermore, the Bank may also borrow on a short-term basis from the Federal Reserve in the event that other liquidity sources are not adequate.

At December 31, 2002, liquidity was considered adequate, and funds available in the local deposit market combined with scheduled maturities and prepayments of investment securities and borrowing facilities are considered sufficient to meet both the short- and long-term liquidity needs and commitments (see Notes 7 and 16 to the consolidated financial statements for further information). Compared to 2001 liquidity increased in 2002 as a result of the Company obtaining short-term borrowings and selling securities under agreements to repurchase.

Capital Resources

Consolidated capital increased $1,407 thousand, or 7.9%, during 2002. The increase was due primarily to net income of $1,355 thousand. Capital was further increased by $100 thousand as a result of an increase in the net unrealized holding gain on available-for-sale securities and $343 thousand as a result of stock options exercised. Capital decreased $391 thousand as a result of stock repurchases. The consolidated capital to assets ratio decreased 45 basis points, or 4.4%, to 7.55% from 7.90%. This decrease is primarily due to the effect of asset growth exceeding the growth in capital. During 2002, total assets increased 13% while capital increased 8%.

At the February 27, 2002 regular Board of Directors Meeting, the Board approved a $5 million participation in a floating rate pooled trust preferred securities offering. The Company received the proceeds from the sale of the trust preferred securities on March 26, 2002.

In April 2002, the Board of Directors authorized a stock repurchase program approving the repurchase of up to $2 million of the Company's stock. As of December 31, 2002, 32,649 shares had been repurchased at an average cost of $11.96 per share for a total of $391 thousand under this program.

The Bank's total risk-based and leverage capital ratios were 11.16% and 8.22%, respectively, at December 31, 2002 compared to 10.24% and 7.45%, respectively, at December 31, 2001. In order to continue to facilitate the Bank's growth, during 2002 the Holding Company contributed $2 million of the proceeds from the trust preferred securities into the Bank as contributed capital which is included in Tier 1 capital for regulatory capital adequacy determination purposes. The total risk-based and leverage capital ratios at December 31, 2002, are in excess of the required regulatory minimums of 10% and 5%, respectively, for well-capitalized institutions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Since virtually all of the Company's interest bearing liabilities and all of the Company's interest earning assets are located at the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level. Based upon the nature of its operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio, concentrated primarily within Northern California, is subject to risks associated with the local economy. The Company does not own any trading assets. See "Asset Quality" in item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 15(a) herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable


                                    PART III
ITEMS 10, 11, 12 and 13

The information required by these items is contained in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2003, and is incorporated herein by reference. The definitive Proxy Statement will be filed with the Commission within 120 days after the close of the Company's fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 14. CONTROLS AND PROCEDURES

         Disclosure Controls and Procedures

         Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

         Internal Controls and Procedures

         There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)    Financial Statements and Schedules            Page Reference

                     Independent Auditors' Report                    40

                     Consolidated Balance Sheets as of
                        December 31, 2002 and 2001                   41

                     Consolidated Statements of Income
                        Years Ended 2002, 2001, and 2000             42

                     Consolidated Statements of
                        Stockholders' Equity
                        and Comprehensive Income
                        Years Ended 2002, 2001, and 2000             43

                     Consolidated Statements of Cash Flows
                        Years Ended 2002, 2001, and 2000             44

                     Notes to Consolidated financial statements      45


(b)      Reports on Form 8-K

                 None

(c)      Exhibits

                 The Exhibit List required by this Item is incorporated by reference to the Exhibit Index which precedes the exhibits to this report.

         (d)     Financial Statement Schedules

                 No financial statement schedules are included in this report on the basis that they are either inapplicable or the information required to be set forth therein is contained in the financial statements included in this report.

* Management contract or compensatory plan or arrangement

Independent Auditors' Report

The Board of Directors

First Financial Bancorp:

We have audited the accompanying consolidated balance sheets of First Financial Bancorp and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Bancorp and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                                            /s/ KPMG LLP



Sacramento, California
February 21, 2003

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      (in thousands, except share amounts)
                           December 31, 2002 and 2001


Assets                                                                                 2002             2001
------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                         $    14,988           13,328
Federal funds sold and securities purchased
      under resale agreements                                                        19,634            6,129
Investment securities available-for-sale, at fair value
      (includes securities pledged to creditors with the right
      to sell or pledge of  $11,885 and $0, respectively)                            33,125           41,015
Loans held for sale                                                                   7,578            3,876
Loans, net of deferred loan fees and allowance for loan losses of
      $3,851 and $3,345 in 2002 and 2001, respectively                              154,090          135,430
Premises and equipment, net                                                           6,745            7,185
Accrued interest receivable                                                             772            1,265
Other assets                                                                         18,314           17,947
------------------------------------------------------------------------------------------------------------------
                                                                                $   255,246          226,175
==================================================================================================================



Liabilities and Stockholders' Equity
-------------------------------------------------------------------------------------------------------------------

 Liabilities:
 Deposits:
      Noninterest bearing                                                       $    34,673            29,758
      Interest bearing                                                              176,006           171,813
-------------------------------------------------------------------------------------------------------------------
            Total deposits                                                          210,679           201,571


Accrued interest payable                                                                144               307
Short term borrowings                                                                14,885             4,000
Other liabilities                                                                     5,268             2,434
Obligated mandatorily redeemable capital
   securities of subsidiary trust                                                     5,000                --
-------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                       235,976           208,312

Stockholders' equity:
Preferred stock -- no par value; authorized 1,000,000 shares;
   no shares issued and outstanding                                                      --                --
Common stock -- no par value; authorized 9,000,000 shares; issued and
   outstanding in 2002, 1,621,837 shares; in 2001, 1,622,300 shares                  10,143            10,191
Retained earnings                                                                     8,672             7,317
 Accumulated other comprehensive income, net                                            455               355
-------------------------------------------------------------------------------------------------------------------

            Total stockholders' equity                                               19,270            17,863
-------------------------------------------------------------------------------------------------------------------

            Commitments and contingencies                                       $   255,246           226,175
===================================================================================================================

            See accompanying notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                     (in thousands except per share amounts)
                  Years Ended December 31, 2002, 2001 and 2000

                                                             2002           2001           2000
--------------------------------------------------------------------------------------------------
   Interest income:
         Loans, including fees                           $  11,917         11,304         10,953
         Interest on investment securities
            available for sale:
               Taxable                                       1,434          1,832          1,686
               Exempt from Federal taxes                       168            241            528
         Federal funds sold and securities
            purchased under resale agreements                  158            481            329
------------------------------------------------------------------------------------------------
               Total interest income                        13,677         13,858         13,496

   Interest expense:
         Deposit accounts                                    3,176          4,639          4,151
         Other borrowings                                      283              5            462
------------------------------------------------------------------------------------------------
               Total interest expense                        3,459          4,644          4,613
               Net interest income                          10,218          9,214          8,883
   Provision for loan losses                                   625            391            135
------------------------------------------------------------------------------------------------
               Net interest income after provision
                     for loan losses                         9,593          8,823          8,748

   Noninterest income:
         Service charges                                     1,598          1,414          1,261
         Gain on sale of investment securities
               available-for-sale                              603            267            149
         Gain on sale of other real estate owned                16            255             --
         Gain on sale of loans                               1,005            553            246
         Premiums and fees from SBA and
               mortgage operations                             426            379            378
         Increase in cash surrender value
               of life insurance                               649            658            458
         Other                                                 406            302            198
------------------------------------------------------------------------------------------------
               Total noninterest income                      4,703          3,828          2,690

   Noninterest expense:
         Salaries and employee benefits                      6,312          5,680          4,506
         Occupancy                                           1,028            950            825
         Equipment                                           1,059            929            781
         Other                                               4,087          3,667          3,743
------------------------------------------------------------------------------------------------
               Total noninterest expense                    12,486         11,226          9,855
------------------------------------------------------------------------------------------------
   Income before provision for income taxes                  1,810          1,425          1,583

   Provision for income taxes                                  455            218            300
------------------------------------------------------------------------------------------------
               Net income                                $   1,355          1,207          1,283
================================================================================================

   Earnings per share:
------------------------------------------------------------------------------------------------
         Basic                                           $     .82            .75            .81
================================================================================================
         Diluted                                         $     .79            .73            .79
   Dividends per share                                   $      --             --            .05
================================================================================================

            See accompanying notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                       (in thousands except share amounts)
                  Years Ended December 31, 2002, 2001 and 2000

                                                                                                           Accumulated
                                                 Common         Common                                        Other
                                                  Stock          Stock     Comprehensive      Retained    Comprehensive
Description                                      Shares         Amounts        Income         Earnings  Income (Loss), net  Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                    1,433,734         8,433                         6,354          (266)       14,521
Comprehensive income:
   Net income                                                               $     1,283         1,283                       1,283
                                                                            -----------
   Other comprehensive income:
      Unrealized holding gain arising
         during the current period,
         net of tax effect of $459                                                  639
      Reclassification adjustment
         due to gains realized,
         net of tax effect of $61                                                   (88)
            Total other comprehensive
               income, net of                                               -----------
               tax effect of $398                                                   551                         551           551
                                                                            -----------
      Comprehensive income                                                  $     1,834
                                                                            ===========
Options exercised, including tax benefits          22,187           173                                                       173
Stock dividend                                     70,142           732                          (732)
Cash dividend                                                                                     (74)                        (74)
                                                -----------------------                      ------------------------------------
Balance at December 31, 2000                    1,526,063         9,338                         6,831           285        16,454
Comprehensive income:
   Net income                                                               $     1,207         1,207                       1,207
                                                                            -----------
   Other comprehensive income:
      Unrealized holding gain arising
         during the current period,
         net of tax effect of $133                                                  228
      Reclassification adjustment
         due to gains realized,
         net of tax effect of $109                                                 (158)
            Total other comprehensive
               income, net of                                               -----------
               tax effect of $24                                                     70                          70            70
                                                                            -----------
      Comprehensive income                                                  $     1,277
                                                                            ===========
Options exercised, including tax benefits          20,425           136                                                       136
Stock dividend                                     75,812           717                          (717)
Cash dividend                                                                                      (4)                         (4)
                                                -----------------------                      ------------------------------------
Balance at December 31, 2001                    1,622,300        10,191                         7,317           355        17,863
Comprehensive income:
   Net income                                                               $     1,355         1,355                       1,355
                                                                            -----------
   Other comprehensive income:
      Unrealized holding gain arising
         during the current period,
         net of tax effect of $381                                                  456
      Reclassification adjustment
         due to gains realized,
         net of tax effect of $247                                                 (356)
            Total other comprehensive
               income, net of                                               -----------
               tax effect of $134                                                   100                         100           100
                                                                            -----------
      Comprehensive income                                                  $     1,455
                                                                            ===========
Options exercised, including tax benefits          32,186           343                                                       343
Stock repurchase                                  (32,649)         (391)                                                     (391)
                                                ------------------------                     -------------------------------------
Balance at December 31, 2002                    1,621,837   $    10,143                         8,672           455        19,270
                                                =======================                      ====================================

See accompanying notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                  Years Ended December 31, 2002, 2001 and 2000

                                                                          2002             2001           2000
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net income                                                    $    1,355            1,207          1,283
      Adjustments to reconcile net income to net cash flows
      provided by operating activities:
            Increase (decrease) in deferred loan income                    117              155            (34)
            Depreciation and amortization                                1,778            1,366            826
            Provision for loan losses                                      625              391            135
            Gain on sale of available-for-sale securities                 (603)            (267)          (149)
            Gain on sale of loans                                       (1,005)            (553)          (246)
            Gain on sale of other real estate owned                        (16)            (255)            --
            Provision for deferred taxes                                  (338)            (401)           (46)
            Decrease in accrued interest receivable                        493              182             40
            (Decrease) increase in accrued interest payable               (163)              (9)            12
            Increase in cash surrender value of life insurance            (649)            (658)          (458)
            Decrease (increase) in other assets                            125             (685)          (258)
            Increase in other liabilities                                2,919            1,003            397
--------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                    4,638            1,476          1,502

Cash flows from investing activities:
     Investment securities available-for-sale:
            Purchases                                                  (32,427)         (33,269)          (906)
            Proceeds from prepayments                                   13,595            8,833            821
            Proceeds from maturity                                       3,600            9,548          3,554
            Proceeds from sale                                          23,487            3,578          4,391
      Loans held for sale:
            Loans originated                                           (48,354)         (33,950)       (13,896)
            Proceeds from sale                                          45,657           31,919         13,821
      Increase in loans made to customers                              (19,492)         (26,269)        (2,676)
      Proceeds from the sale of other real estate                          296              937            160
      Purchases of bank premises, equipment and intangible assets         (695)          (1,210)          (743)
      Purchase of cash surrender value life insurance                       --           (2,000)          (900)
--------------------------------------------------------------------------------------------------------------
      Net cash (used in) provided by investing activities              (14,333)         (41,883)         3,626

Cash flows from financing activities:
      Net increase in deposits                                           9,108           39,310          6,100
      Proceeds from company obligated mandatorily
            redeemable securities of subsidiary trust                    5,000               --             --
      Increase (decrease) in short term borrowings                      10,885             (588)           288
      Proceeds from issuance of common stock                               258              122            173
      Payments for repurchase of common stock                             (391)              --             --
      Dividends paid                                                        --               (4)           (74)
--------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                         24,860           38,840          6,487
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    15,165           (1,567)        11,615
Cash and cash equivalents at beginning of year                          19,457           21,024          9,409
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                            $   34,622           19,457         21,024
==============================================================================================================

Supplemental Disclosures of Cash Flow Information:
      Cash paid during the year for:
            Interest                                                $    3,622            4,653          4,601
            Income taxes                                                 1,342              372            586
      Loans transferred to other real estate owned                          90            1,086            405
      Stock dividend                                                        --              717            732

            See accompanying notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000


(1)         Summary of Significant Accounting Policies

            The accounting and reporting policies of First Financial Bancorp (the Company) and its subsidiaries, Bank of Lodi, N.A., (the Bank), Western Auxiliary Corporation (WAC) and First Financial (CA) Statutory Trust I (the Trust) conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expense for the period. Actual results could differ from those estimates applied in the preparation of the consolidated financial statements. The most significant accounting estimate for the Company is the allowance for loan losses. The following are descriptions of the significant accounting and reporting policies:

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

            The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company measures the impairment of the servicing asset based on the difference between the carrying amount of the servicing asset and its current fair value. The servicing asset totaled $145 thousand and $79 thousand at December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, there was no impairment in servicing asset.

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

            (h)      Intangible Assets

            In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, which addresses financial accounting and reporting for business combinations and supersedes APB Opinion 16 -- Business Combinations ("APB 16"). This Statement requires that all business combinations be accounted for under the purchase method. Also, intangible assets that meet certain criteria must be recognized as assets apart from goodwill. Finally, it requires disclosures in addition to the disclosure requirements of APB 16. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

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

            The Company adopted the provisions of Statement No. 142 on January 1, 2002. The adoption of Statement No. 142 did not have a material impact on the financial condition or operating results of the Company. At December 31, 2002, the Company's goodwill totaled $13 thousand, net of accumulated amortization of $45 thousand and intangible assets (consisting of core deposit premiums) totaled $329 thousand, net of accumulated amortization of $1,646 thousand. The Company has ceased amortizing goodwill in accordance with this standard. Intangible assets are amortized over 7 years.

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

            (l)      Statements of Cash Flows

            For purposes of the statements of cash flows, cash, short term (90 days or less) deposits in other banks, and federal funds sold and securities purchased under resale agreements, which generally have maturities of one day, are considered to be cash equivalents.

            (m) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

            On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. The Company adopted the provisions of Statement 144 on January 1, 2002. The adoption of Statement No. 144 did not have a material impact on the Consolidated Financial Statements of the Company.

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

            (n)      Stock Based Compensation

            The Company's stock option plan is more fully explained in Note 13. As permitted by the Financial Accounting Standards Board (FASB) Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation, the Company has elected to continue applying the intrinsic value method of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, in accounting for its stock option plan. As required by FASB Statement No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment to FASB Statement 123, pro forma net income and earnings per common share information is provided below, as if the Company accounted for its stock option plan under the fair value method of FAS 123.

            Year ending December 31,                                  2002       2001       2000
            ------------------------------------------------------------------------------------
            Net income (in thousands)
                  As reported                                    $   1,355      1,207      1,283

                  Add: Stock based employee compensation
                  expense included in reported net income,
                  net of tax effects                                    52         --         --

                  Deduct:  Stock based employee compensation
                  determined  under fair value based method
                  for all awards, net of tax effects                  (40)       (50)       (25)
            ------------------------------------------------------------------------------------
                  Pro forma net income                               1,367      1,157      1,258
            ====================================================================================

            Year ending December 31,                                                2002        2001        2000
            ----------------------------------------------------------------------------------------------------
            Earnings per share
            Basic net income per share
                  As reported                                                       0.82        0.75        0.81
                  Pro forma                                                         0.83        0.72        0.79
            Diluted net income per share
                  As reported                                                       0.79        0.73        0.79
                  Pro forma                                                         0.80        0.70        0.77

            The fair  value of each  option  grant is  estimated  on the date of
            grant  using  the  Black-Scholes   option  pricing  model  with  the
            following weighted-average assumptions:

                                                                                    2002        2001        2000
            ----------------------------------------------------------------------------------------------------
            Dividend yield                                                           0.0%        0.0%        0.0%
            Expected life (in years)                                                 5.0         5.0         5.0
            Expected volatility                                                     18.4%       18.4%       18.4%
            Risk-free rate                                                           2.8%        4.5%        5.2%
            Weighted average grant date fair value of options granted              $1.52        1.88        2.12


            (o)      Impact Of Recently Issued Accounting Standards

            The Financial Accounting Standards Board (FASB) issued Statement No. 143, Accounting for Asset Retirement Obligations in August 2001. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As a result, FASB Statement No. 143 applies to all entities that have legal obligations associated with the retirement of long-lived tangible assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppels. Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Enterprises are required to adopt Statement No. 143 for fiscal years beginning after June 15, 2002. Early adoption is encouraged. The Company does not expect adoption of Statement No. 143 to have a material impact to the Consolidated Financial Statements of the Company.

            In April 2002, FASB issued Statement Financial  Accounting Standards
            (SFAS) No. 145. Statement No. 145 rescinds SFAS No. 4, which requires all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. The accounting, disclosure and financial statements provision of SFAS No. 145 are effective for financial statements in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item shall be reclassified. The implementation of Statement No. 145 is not expected to have a material impact to the consolidated financial statements of the Company.

            The Financial Accounting Standards Board issued FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities in June 2002. Statement No. 146 requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

            In October 2002, the FASB issued SFAS 147, which removes certain acquisitions of financial institutions (other than transactions between two or more mutual enterprises) from the scope of SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions and FASB Interpretation 9, Applying APB Opinions 16 and 17 When a Savings and Loan or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. These types of transactions are now accounted for under SFAS 141 and 142. In addition, this Statement amends SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of this Statement were effective October 1, 2002, with earlier adoption permitted. The implementation of Statement No. 147 is not expected to have a material impact to the Consolidated Financial Statements of the Company.

            In December 2002, the FASB issued SFAS 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. This Statement is effective for fiscal and interim periods ending after December 15, 2002. Management does not expect this Statement to have a material impact to the Consolidated Financial Statements.

            In November 2002, the FASB issued FIN 45, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by the Company. These currently include standby letters of credit and first-loss guarantees on securitizations. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Management does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.

            In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect this Interpretation to have a material impact to the Consolidated Financial Statements.

            (p)      Reclassifications

            Certain amounts in prior years' presentations have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported income.

(2)         Restricted Cash Balances

            The Bank is required to maintain certain daily reserve balances in accordance with Federal Reserve Board requirements. Aggregate reserves of $3,163 thousand and $3,819 thousand were necessary to satisfy these requirements at December 31, 2002 and 2001, respectively.



(3)         Investment Securities

            Investment securities at December 31, 2002 and 2001 consisted of the following:

                                                                              December 31,
                                                                                 2002
                                                            Estimated              Gross           Gross
                                                           Amortized           Unrealized      Unrealized       Market
              (in thousands)                                   Cost                 Gains          Losses         Value
           --------------------------------------------------------------------------------------------------------------
            Available for Sale
            U.S. Agency securities                    $        3,702                146              --            3,848
            Municipal securities                               2,930                264              --            3,194
            Collateralized mortgage obligations               25,115                350               2           25,463
            Other debt securities                                423                 13              --              436
            Investment in Federal Agency stock                   184                 --              --              184
           --------------------------------------------------------------------------------------------------------------
            Total                                     $       32,354                773               2           33,125
             =============================================================================================================
                                                                              December 31,
                                                                                 2001
                                                            Estimated              Gross           Gross
                                                            Amortized           Unrealized      Unrealized       Market
              (in thousands)                                  Cost                 Gains          Losses         Value
           --------------------------------------------------------------------------------------------------------------
            Available for Sale
            U.S. Agency securities                    $       11,600                144              --           11,744
            Municipal securities                               5,018                256              --            5,274
            Collateralized mortgage obligations               23,064                143               4           23,203
            Other debt securities                                670                  1               3              668
            Investment in Federal Agency stock                   126                 --              --              126
           --------------------------------------------------------------------------------------------------------------
            Total                                     $       40,478                544               7           41,015
            =============================================================================================================


            Investment securities totaling $9,755 thousand and $13,806 thousand were pledged as collateral to secure Local Agency Deposits as well as treasury, tax and loan accounts with the Federal Reserve at December 31, 2002 and 2001, respectively.

            Proceeds from the sale of Available for Sale securities during 2002, 2001 and 2000 were $23,487 thousand, $3,578 thousand and $4,391 thousand. The Company realized gross gains totaling $603 thousand and $267 on the sale of Available for Sale securities during the year ended December 31, 2002 and 2001, respectively.

            Federal Agency dividends paid to the Company were $9 thousand in 2002 and $7 thousand in 2001 and 2000.

            The amortized cost and estimated fair value of debt securities at December 31, 2002, by contractual maturity, or expected maturity where applicable, are shown below. Expected maturities will differ from contractual maturities because certain securities provide the issuer with the right to call or prepay obligations with or without call or prepayment penalties.

                                                            December 31, 2002
                                                          Amortized     Market
            (in thousands)                                  Cost        Value
            --------------------------------------------------------------------
            Due in one year or less                    $     4,322       4,356
            Due after one year through five years           25,253      25,770
            Due after five years through 10 years              501         556
            Due after 10 years                               2,094       2,259
            --------------------------------------------------------------------
                                                       $    32,170      32,941
            ====================================================================


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

            Outstanding loans consisted of the following at December 31:

            (in thousands)                                   2002         2001
            --------------------------------------------------------------------
            Commercial                                  $  127,111      115,402
            Real estate construction                        20,489       13,703
            Other real estate                                7,273        5,996
            Installment and other                            3,068        3,674
            --------------------------------------------------------------------
                                                           157,941      138,775

            Deferred loan fees and loan sale premiums         (794)        (677)
            Allowance for loan losses                       (3,057)      (2,668)
            --------------------------------------------------------------------
                                                        $  154,090      135,430
            ====================================================================


            SBA and mortgage loans serviced by the Bank totaled $102,743 thousand, $83,252 thousand and $73,607 thousand at December 31, 2002, 2001 and 2000, respectively.

            Changes in the allowance for loan losses were as follows:

            (in thousands)                           2002       2001      2000
            --------------------------------------------------------------------
            Balance, beginning of year         $    2,668      2,499     2,580
            Loans charged off                        (270)      (283)     (246)
            Recoveries                                 34         61        30
            Provision charged to operations           625        391       135
            --------------------------------------------------------------------
            Balance, end of year               $    3,057      2,668     2,499
            ====================================================================


            Nonaccrual loans totaled $2,409 thousand, $3,246 thousand and $5,655 thousand at December 31, 2002, 2001 and 2000, respectively. Interest income, which would have been recorded on nonaccrual loans, was $364 thousand, $310 thousand and $542 thousand, in 2002, 2001, and 2000, respectively.

            Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. At December 31, 2002 and 2001, the Bank had outstanding balances of $2,409 thousand and $3,246 thousand in impaired loans which had valuation allowances of $446 thousand in 2002 and $464 thousand in 2001. The average outstanding balances of impaired loans for the years ended December 31, 2002, 2001 and 2000 were $3,209 thousand, $4,871 thousand and
            $5,847 thousand respectively, on which $242 thousand, $423 thousand and $224 thousand, respectively, was recognized as interest income.

            At December 31, 2002 and 2001, the collateral value method was used to measure impairment for all loans classified as impaired. Impaired loans at December 31, 2002 and 2001 consisted solely of commercial loans.

(5)         Premises and Equipment

            Premises and equipment consisted of the following at December 31:

            (in thousands)                                     2002       2001
            --------------------------------------------------------------------
            Land                                       $        874        874
            Building                                          5,725      5,725
            Leasehold improvements                            2,103      1,952
            Furniture and equipment                           5,741      5,198
            --------------------------------------------------------------------
                                                             14,443     13,749
            --------------------------------------------------------------------
            Accumulated depreciation and amortization        (7,698)    (6,564)
            --------------------------------------------------------------------
                                                       $      6,745      7,185
            ====================================================================


            The Bank leases a portion of its building to unrelated parties under operating leases which expire in various years. The minimum future rentals to be received on non-cancelable leases as of December 31, 20021 are summarized as follows:

            (in thousands)   Year Ending December 31,
            --------------------------------------------------------------------

                               2003                                    $     74
                               2004                                          23
                               2005                                          18
                               2006                                           8
                               2007                                           7
            --------------------------------------------------------------------
                               Total minimum future rentals            $    130
            ====================================================================


(6)         Other Assets

            Other assets includes the cash surrender value of life insurance totaling $13,339 thousand and $12,690 thousand at December 31, 2002 and 2001 respectively. The cash surrender value of life insurance consists primarily of the Bank's contractual rights under single-premium life insurance policies written on the lives of certain officers and the directors of the Company and the Bank. The policies, for which the Bank is the beneficiary, were purchased in order to indirectly offset anticipated costs of certain benefits payable upon the retirement, and the death or disability of the directors and officers pursuant to deferred compensation agreements. The cash surrender value accumulates tax-free based upon each policy's crediting rate, which is adjusted by the insurance company on an annual basis.

            Other real estate owned is also included in other assets and was $329 thousand and $809 thousand at December 31, 2002 and 2001, respectively. There was no other real estate owned acquired through foreclosure as settlement for loans during 2002. During 2001, $1,086 thousand was acquired through foreclosure as settlement for loans. These amounts represent non-cash transactions, and accordingly, have been excluded from the Consolidated Statements of Cash Flows.


(7)         Deposits

            The following is a summary of deposits at December 31:

            (in thousands)                         2002         2001
            --------------------------------------------------------------------
            Demand                           $   34,673       29,758
            NOW and Super NOW Accounts           50,582       48,928
            Money Market                         30,248       21,119
            Savings                              39,597       31,793
            Time, $100,000 and over              21,507       25,463
            Other Time                           34,072       44,510
            --------------------------------------------------------------------
                                             $  210,679      201,571
            ====================================================================

            Interest paid on time deposits in denominations of $100 thousand or more was $660 thousand, $1,069 thousand and $943 thousand in 2002, 2001 and 2000, respectively.

            At December 31, 2002, the aggregate maturities for time deposits is as follows:

            (in thousands)
            --------------------------------------------------------------------

            2003                 $              49,200
            2004                                 4,842
            2005                                   881
            2006                                   357
            2007                                   299
            --------------------------------------------------------------------
            Total                $              55,579
            ====================================================================


(8)         Operating Leases

            The Bank has non-cancelable operating leases with unrelated parties for office space and equipment. The lease payments for future years are as follows:

            Year Ending December 31, (in thousands)           Lease Payments
            --------------------------------------------------------------------
            2003                                           $             225
            2004                                                         112
            2005                                                          84
            2006                                                          86
            2007                                                          89
            --------------------------------------------------------------------
                                                           $             596
            ====================================================================


            Total rental expense for operating leases was $243 thousand, $254 thousand and $158 thousand in 2002, 2001 and 2000 respectively.

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

            The Plan is unsecured and unfunded and there are no Plan assets. The Company has purchased insurance on the lives of the directors and executive officers in the Plan and intends to use the cash values of these policies as a funding source to pay the supplemental compensation obligations. (See Note 6 for information regarding the cash values of the life insurance). The accrued pension obligation was $1,243 thousand and $948 thousand as of December 31, 2002 and 2001, respectively. The Company recognized expense related to the Plan during 2002 and 2001 totaling $295 thousand and $493 thousand, respectively. The net periodic benefits cost of $275 thousand was all related to service cost. The net periodic cost was determined using a discount rate of 7.25%.

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

            At December 31, 2002 and 2001, financial instruments whose contract amounts represent credit risk are as follows:

            (in thousands)                               2002           2001
            --------------------------------------------------------------------
                  Commitments to extend credit     $   40,717         41,822
            ====================================================================
                  Standby letters of credit        $    1,038            920
            ====================================================================

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



(11)        Other Noninterest Expense

            Other noninterest expense for the years 2002, 2001 and 2000 included the following significant items:

            (in thousands)                             2002     2001      2000
            --------------------------------------------------------------------
            Third party data processing expense   $     848      877       869
            Marketing                                   514      413       422
            Professional fees                           465      403       771
            Directors' fees and retirement              315      385       193
            Telephone and postage                       313      296       232
            Supplies                                    266      247       189
            Intangible amortization                     171      171       215
            Non-performing loan costs                    92       77       246
            Other                                     1,103      798       606
            --------------------------------------------------------------------
                  Total                           $   4,087    3,667     3,743
            ====================================================================

(12)        Income Taxes

            The provision for income taxes for the years 2002, 2001 and 2000 consisted of the following:


            2002  (in thousands)                   Federal    State      Total
            --------------------------------------------------------------------

            Current                            $       592      201       793
            Deferred, net                             (287)     (51)     (338)
            --------------------------------------------------------------------
                  Income tax expense           $       305      150       455
            ====================================================================

            2001  (in thousands)
            --------------------------------------------------------------------


            Current                            $       487      132       619
            Deferred, net                             (358)     (43)     (401)
            --------------------------------------------------------------------
                  Income tax expense           $       129       89       218
            ====================================================================

            ====================================================================

            2000  (in thousands)
            --------------------------------------------------------------------

            Current                            $       204      142       346
            Deferred, net                              (29)     (17)      (46)
            --------------------------------------------------------------------
                  Income tax expense           $       175      125       300
            ====================================================================


            Income  taxes  receivable  of $573  thousand  and $12  thousand  are
            included   in  other   assets  at   December   31,  2002  and  2001,
            respectively.

            A reconciliation of the statutory income tax rate to the effective income tax rate attributable to continuing operations of the Company is as follows:

                                                             2002   2001   2000
            --------------------------------------------------------------------
            Federal income tax expense, at statutory
              income tax rates                               34%    34%    34%
            State franchise tax expense, net of federal
              income tax benefits                             7%     7%     7%
            Tax-free interest income                        (15%)  (21%)  (20%)
            Change in the beginning of the year deferred
              tax asset valuation allowance                  (2%)    -      -
            Other                                             1%    (5%)   (2%)
            --------------------------------------------------------------------
                                                             25%    15%    19%
            ====================================================================

            The  tax  effects  of  temporary   differences  that  give  rise  to
            significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below.

                  (dollars in thousands)                                                 2002           2001
            -------------------------------------------------------------------------------------------------------
                  Deferred tax assets:
                  Allowance for loan losses                                       $     1,129            912
                  Deferred loan income                                                    180            121
                  Accumulated depreciation                                                265            107
                  Accumulated Amortization                                                393            377
                  Deferred compensation                                                   557            448
                  Other                                                                   120            210
            -------------------------------------------------------------------------------------------------------
                        Total gross deferred tax assets                                 2,644          2,175
                        Less valuation allowance                                            -            (35)
            -------------------------------------------------------------------------------------------------------

                        Deferred tax assets, net of allowance                           2,644          2,140
            -------------------------------------------------------------------------------------------------------

                  Deferred tax liabilities:
                  Deferred loan origination costs                                        (387)          (247)
                  Unrealized gain on available-for-sale securities, net                  (316)          (182)
                  Other                                                                  (162)          (136)
            -------------------------------------------------------------------------------------------------------
                        Total gross deferred tax liabilities                             (865)          (565)
            -------------------------------------------------------------------------------------------------------
                        Net deferred tax asset                                    $     1,779          1,575
            =======================================================================================================


            In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2001. The valuation allowance was decreased by $35,000 in 2002.

(13)        Stockholders' Equity

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


            Stock option plan activities are summarized as follows:

                                                                    Weighted
                                                                     Average
                                                Options          Exercise Price
                                                -------          --------------
            Balance, December 31, 1999          169,125           $     7.35
                  Options granted                68,775                 8.96
                  Options exercised             (22,187)                6.03
                  Options expired               (13,774)               10.82
            --------------------------------------------------------------------
            Balance, December 31, 2000          201,939                 7.82
                  Options granted                66,100                 9.50
                  Options exercised             (20,425)                5.95
                  Options expired               (10,448)                6.84
            --------------------------------------------------------------------
            Balance, December 31, 2001          237,166                 8.69
                  Options granted                63,500                11.75
                  Options exercised             (32,186)                8.02
                  Options expired                (5,583)                9.33
            --------------------------------------------------------------------
            Balance, December 31, 2002          262,897                 9.26
            ====================================================================

            At December 31, 2002, the range of exercise prices for all outstanding options ranged from $5.06 to $12.00. The following table provides certain information with respect to stock options outstanding at December 31, 2002:

                                                   Weighted         Weighted
                                    Stock           Average          Average
            Range of               Options         Exercise        Remaining
            Exercise Prices      Outstanding         Price      Contractual Life
            --------------------------------------------------------------------
            Under $6.00               51,732     $    5.80           2.21
            $6.00 to $8.99            62,169          8.86           7.21
            $9.00 to $9.50            66,305          9.48           8.33
            Over $9.50                82,691         11.55           8.99
            --------------------------------------------------------------------
                                     262,897     $    9.26           7.07
            ====================================================================

            At December 31, 2002 and 2001, the weighted-average remaining contractual life of all outstanding options was 7.07 years and 7.70 years, respectively. The number of options exercisable was 145,943, 140,992, and 122,928 and the weighted-average exercise price of those options was $8.35, $8.12, and $7.64 at December 31, 2002, 2001
            and 2000, respectively.

            The following table provides certain information with respect to stock options exercisable at December 31, 2002:

                                                                        Weighted
                                                Stock                    Average
            Range of                           Options                  Exercise
            Exercise Prices                  Exercisable                  Price
            --------------------------------------------------------------------
            Under $6.00                         51,732                $    5.80
            $6.00 to $8.99                      38,565                     8.83
            $9.00 to $9.50                      27,593                     9.47
            Over $9.50                          28,053                    11.28
            --------------------------------------------------------------------
                                               145,943                $    8.35
            ====================================================================

            (b)      Employee Stock Ownership Plan

            Effective January 1, 1992, the Bank established the Bank of Lodi Employee Stock Ownership Plan. The plan covers all employees, age 21 or older, beginning with the first plan year in which the employee completes at least 1,000 hours of service. The Bank's annual contributions to the plan are made in cash and are at the discretion of the Board of Directors based upon a review of the Bank's profitability. Contributions for 2002, 2001 and 2000 totaled approximately $ 191 thousand, $ 171 thousand and $156 thousand, respectively.

            Contributions to the plan are invested primarily in the Common Stock of First Financial Bancorp and are allocated to participants on the basis of salary in the year of allocation. Benefits become 20% vested after the third year of credited service, with an additional 20% vesting each year thereafter until 100% vested after seven years. As of December 31, 2002, the plan owned 167,918 shares of Company Common Stock. Of that amount, 109,807 shares were unallocated to participants at December 31, 2002.

            (c)      Dividends and Dividend Restrictions

            The Company's principal source of funds for dividend payments is dividends received from the Bank. Under applicable Federal laws, permission to pay a dividend must be granted to a bank by the Comptroller of the Currency if the total dividend payment of any national banking association in any calendar year exceeds the net profits of that year, as defined, combined with net profits for the two preceding years. At December 31, 2002, there were Bank retained earnings of $4,272 thousand free of this condition.

            (d)      Weighted Average Shares Outstanding

            Basic and diluted earnings per share for the years ended December 31, 2002, 2001, and 2000 were computed as follows:

                                                    Income                     Shares             Per-Share
                                                  (numerator)              (denominator)            Amount
             2002                               (in thousands)
             -------------------------------------------------------- ------------------------- --------------
             Basic earnings per share                         $1,355                 1,646,314          $0.82
             Effect of dilutive stock options                      -                    63,244              -
                                             ------------------------ -------------------------
             Diluted earnings per share                       $1,355                 1,709,558          $0.79
                                             ======================== =========================


                                                    Income                     Shares             Per-Share
                                                  (numerator)              (denominator)            Amount
             2001                               (in thousands)
             -------------------------------------------------------- ------------------------- --------------
             Basic earnings per share                         $1,207                 1,609,236          $0.75
             Effect of dilutive stock options                      -                    44,965              -
                                             ------------------------ -------------------------
             Diluted earnings per share                       $1,207                 1,654,201          $0.73
                                             ======================== =========================


                                                    Income                     Shares             Per-Share
                                                  (numerator)              (denominator)            Amount
             2000                               (in thousands)
             -------------------------------------------------------- ------------------------- --------------
             Basic earnings per share                        $ 1,283                 1,591,357          $0.81
             Effect of dilutive stock options                      -                    39,206              -
                                             ------------------------ -------------------------
             Diluted earnings per share                       $1,283                 1,630,563          $0.79
                                             ======================== =========================


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


(14)        Related Party Transactions

            During the normal course of business, the Bank enters into transactions with related parties, including directors, officers, and affiliates. These transactions include borrowings from the Bank with substantially the same terms, including rates and collateral, as loans to unrelated parties. At December 31, 2002 and 2001, respectively, such borrowings totaled $1,467 thousand and $1,403 thousand, respectively. Deposits of related parties held by the Bank totaled $397 thousand and $ 463 thousand at December 31, 2002 and 2001, respectively.

            The following is an analysis of activity with respect to the aggregate dollar amount of loans made by the Bank to directors, officers and affiliates for the years ended December 31:

            (in thousands)                             2002             2001
            --------------------------------------------------------------------
            Balance, beginning of year         $      1,403            1,366
            Loans funded                                745              475
            Principal repayments                       (681)            (438)
            --------------------------------------------------------------------
            Balance, end of year               $      1,467            1,403
            ====================================================================

(15)        Parent Company Financial Information

            This information should be read in conjunction with the other notes to the consolidated financial statements. The following presents summary balance sheets as of December 31, 2002 and 2001, and statements of income, and cash flows information for the years ended December 31, 2002, 2001, and 2000.

            Balance Sheets: (in thousands)
            ------------------------------------------------------------------------------------------------------------------------
            Assets                                                                     2002                                2001
            ------------------------------------------------------------------------------------------------------------------------
            Cash in bank                                                       $      2,802                                 128
            Investment securities available-for-sale, at fair value                       6                                   6
            Premises and equipment, net                                                  60                                  60
            Investment in wholly-owned subsidiaries                                  20,999                              17,300
            Other assets                                                                558                                 369
            ------------------------------------------------------------------------------------------------------------------------
                                                                               $     24,425                              17,863
            ========================================================================================================================

            Liabilities and Stockholders' Equity
            ------------------------------------------------------------------------------------------------------------------------
            Note payable to subsidiary                                         $      5,155                                   -

            Stockholders' equity
            Common stock                                                             10,143                              10,191
            Retained earnings                                                         8,672                               7,317
            Accumulated other comprehensive income, net                                 455                                 355
            ------------------------------------------------------------------------------------------------------------------------
                  Total stockholders' equity                                         19,270                              17,863
            ------------------------------------------------------------------------------------------------------------------------
                                                                               $     24,425                              17,863
            ========================================================================================================================



            Statements of Income: (in thousands)                                       2002              2001              2000
            ------------------------------------------------------------------------------------------------------------------------
            Rent from subsidiary                                               $          6                 6                 6
            Interest expense - long term debt                                          (214)                -                 -
            Other expenses                                                             (203)             (213)             (150)
            Equity in income of subsidiaries                                          1,694             1,292             1,360
            Income tax benefit                                                           72               122                67
            ------------------------------------------------------------------------------------------------------------------------
                  Net income                                                   $      1,355             1,207             1,283
            ========================================================================================================================



            Statements of Cash Flows: (in thousands)                                   2002              2001              2000
            ------------------------------------------------------------------------------------------------------------------------
            Net Income                                                         $      1,355             1,207             1,283
            Adjustments to reconcile net income to net cash
                  flows (used in) provided by operating activities:
                        Depreciation and amortization                                     -                 -                 3
                        Provision for deferred taxes                                    (37)              (21)              (10)
                        (Increase) decrease in other assets                            (152)              (89)              122
                        Increase in equity of subsidiaries                           (3,599)           (1,307)           (1,367)
            ------------------------------------------------------------------------------------------------------------------------
                        Net cash (used in) provided by operating activities          (2,433)             (210)               31

            Cash flows from financing activities:
                  Proceeds from issuance of long term debt                            5,155                 -                 -
                  Proceeds from issuance of common stock                                343               136               173
                  Payments for repurchase of common stock                              (391)                -                 -
                  Dividends paid                                                          -                (4)              (74)
            ------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                           5,107               132                99
            ------------------------------------------------------------------------------------------------------------------------
            Net increase (decrease) in cash                                           2,674               (78)              130
            ------------------------------------------------------------------------------------------------------------------------
            Cash at beginning of year                                                   128               206                76
            ------------------------------------------------------------------------------------------------------------------------
            Cash at end of year                                                $      2,802               128               206
            ========================================================================================================================

                                       61

(16)        Short Term Borrowings

            The Bank has two lines of credit with correspondent banks totaling $5 million at December 31, 2002 and 2001. The lines of credit are unsecured and renew annually. At December 31, 2002 and 2001 the Bank had outstanding borrowings under these lines totaling $3 million and $4 million, respectively. The maximum amount outstanding was $3 million and $4 million, the average balance outstanding was $61 thousand and $50 thousand and the weighted average interest rate was 2.46% and 3.02% for the years ending December 31, 2002 and 2001, respectively.

            At December 31, 2002 and 2001 securities sold under agreements to repurchase totaled $11,885 and $0 thousand, respectively. The maximum amount outstanding was $11,885 thousand and $4,588 thousand, the average balance outstanding was $3,227 thousand and $70 thousand and the weighted average interest rate was 2.09% and 6.79% for the years ending December 31, 2002 and 2001, respectively. These agreements generally mature within 30 days.


(17)        Obligated  Mandatorily  Redeemable  Capital Securities of Subsidiary
            Trust

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

            Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2002, the most recent notification, the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank's category.

            The Bank's actual capital amounts and ratios as of December 31, 2002 are as follows:

                                                                                                            To Be Well Capitalized
                                                                                       For Capital          Under Prompt Corrective
                                                           Actual                   Adequacy Purposes          Action Provisions
            (dollars in thousands)                         Amount         Ratio   Amount          Ratio     Amount          Ratio
            ------------------------------------------------------------------------------------------------------------------------
            Total Risk-based Capital
            (to Risk Weighted Assets)                  $       22,506   11.16%        16,127      >8.0%          20,159       >10.0%

            Tier I Capital (to Risk Weighted Assets)   $       19,979    9.91%         8,064      >4.0%          12,095        >6.0%

            Tier I Capital  (to Average Assets)        $       19,979    8.22%         9,722      >4.0%          12,153        >5.0%



            The Bank's actual capital amounts and ratios as of December 31, 2001 are as follows:

                                                                                                            To Be Well Capitalized
                                                                                       For Capital          Under Prompt Corrective
                                                           Actual                   Adequacy Purposes          Action Provisions
            (dollars in thousands)                         Amount         Ratio   Amount          Ratio     Amount          Ratio
            ------------------------------------------------------------------------------------------------------------------------
            Total Risk-based Capital
            (to Risk Weighted Assets)                  $       18,461   10.24%        14,425      >8.0%          18,031       >10.0%

            Tier I Capital (to Risk Weighted Assets)   $       16,202    8.99%         7,212      >4.0%          10,819        >6.0%

            Tier I Capital  (to Average Assets)        $       16,202    7.45%         8,703      >4.0%          10,878        >5.0%

(19)        Fair Values of Financial Instruments

            The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

            Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and due from banks and federal funds sold and securities purchased under resale agreements are a reasonable estimate of fair value.

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

            Other borrowings: Other borrowings consist of the Trust Preferred Securities. The fair value of the Trust Preferred Securities is estimated by the contractual cash flows using the current interest rate at which similar borrowing for the same remaining maturity could be made.

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

            The estimated fair values of the Company's financial instruments at December 31, 2002 are approximately as follows:

                                                                                                           2002
                                                                                              Carrying             Fair
            (in thousands)                                                                     Amount              Value
            --------------------------------------------------------------------------------------------------------------
                  Financial assets:
                        Cash and due from banks and federal funds sold and
                              securities purchased under resale agreements         $             34,622            34,622
                        Investment securities                                                    33,125            33,125
                        Loans held for sale                                                       7,578             7,600
                        Loans, net                                                              154,090           156,762

                  Financial liabilities:
                        Deposits:
                              Demand                                                             34,673            34,673
                              Now and Super Now accounts                                         50,582            50,993
                              Money Market                                                       30,248            30,319
                              Savings                                                            39,597            40,177
                              Time                                                               55,579            55,881
                              -------------------------------------------------------------------------------------------
                              Total deposits                                                    210,679           212,043
                        Short term borrowings                                                    14,885            14,885
                        Other Borrowings                                                          5,000             5,000

                                                                     Contract                  Carrying             Fair
            (in thousands)                                            Amount                    Amount              Value
            --------------------------------------------------------------------------------------------------------------
                  Unrecognized financial instruments:
                        Commitments to extend credit         $            40,717                                       407
                        Standby letters of credit                          1,038                                         1

                                       64

                                                                                                         2001
                                                                                             Carrying            Fair
            (in thousands)                                                                    Amount             Value
            ------------------------------------------------------------------------------------------------------------
                  Financial assets:
                        Cash and due from banks and federal funds sold and
                              securities purchased under resale agreements       $             19,457            19,457

                        Investment securities                                                  41,015            41,015

                        Loans held for sale                                                     3,876             3,900

                        Loans, net                                                            135,430           137,138


                  Financial liabilities:
                        Deposits:
                              Demand                                                           29,758            29,758
                              Now and Super Now accounts                                       48,928            48,928
                              Money Market                                                     21,119            21,119
                              Savings                                                          31,793            31,793
                              Time                                                             69,973            70,906
                              -----------------------------------------------------------------------------------------
                              Total deposits                                                  201,571           202,504

                        Short term borrowings                                                   4,000             4,000


                                                                    Contract                   Carrying           Fair
            (in thousands)                                           Amount                     Amount            Value
            ------------------------------------------------------------------------------------------------------------
                  Unrecognized financial instruments:
                        Commitments to extend credit        $            41,822                        -            418
                        Standby letters of credit                           920                        -              1

(20)        Legal Proceedings

            The bank is involved in various legal actions arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters will not have a material effect on the Bank's financial condition, results of operations, or liquidity.


(21)        Derivative Financial Instruments

            As of December 31, 2002 and 2001, the Company has no off-balance sheet derivatives. The Company held $25,463 thousand and $23,203 thousand in collateralized mortgage obligations as of December 31, 2002 and 2001, respectively. These investments are held in the available for sale portfolio.

(22)        Quarterly Financial Information (Unaudited)

            ----------------------------------------------------------------------------------------------------------------------
            (in thousands, except per share data and
            price range of common stock)                     March 31,            June 30,      September 30,        December 31,
            ----------------------------------------------------------------------------------------------------------------------
            2002

            Interest income                           $          3,149               3,590              3,539               3,399
            Net interest income                                  2,149               2,625              2,740               2,704
            Provision for loan losses                              195                 181                162                  87
            Noninterest income                                   1,225                 915              1,418               1,145
            Noninterest expense                                  2,843               3,163              3,080               3,400
            Income before taxes                                    336                 196                916                 362
            Net income                                             281                 197                612                 265
            Basic earnings per share                               .17                 .12                .37                 .16
            Diluted earnings per share                             .17                 .12                .36                 .15
            Dividends paid per share                                 -                   -                  -
            Price range, common stock                      11.35-10.40         12.50-11.00        11.88-11.65         12.65-11.71
            ----------------------------------------------------------------------------------------------------------------------
            2001

            Interest income                           $          3,310               3,383              3,563               3,602
            Net interest income                                  2,204               2,153             2,377                2,480
            Provision for loan losses                              190                   -                 55                 146
            Noninterest income                                     953                 758              1,030               1,087
            Noninterest expense                                  2,665               2,782              2,933               2,846
            Income before taxes                                    302                 129                419                 575
            Net income                                             255                 153                322                 477
            Basic earnings per share                               .15                 .10                .20                 .30
            Diluted earnings per share                             .15                 .09                .19                 .30
            Dividends paid per share                                 -                   -                  -                   -
            Price range, common stock                     10.13 - 9.00         9.87 - 9.12       10.42 - 9.00        11.15 - 9.90
            ----------------------------------------------------------------------------------------------------------------------

                                       66

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the .

                                          FIRST FINANCIAL BANCORP


                                                /s/ LEON J. ZIMMERMAN
                                          ------------------------------------
                                          Leon J. Zimmerman
                                          President and Chief Executive Officer

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

                                                            Capacity                                       Date
                                                            --------                                       ----
     /s/ BENJAMIN R. GOEHRING                    Director and Chairman of the Board                    March 21, 2003
-------------------------------------------
Benjamin R. Goehring


     /s/ WELDON D. SCHUMACHER                    Director and Vice Chairman of the Board               March 21, 2003
--------------------------------------------
Weldon D. Schumacher


     /s/ ANGELO J. ANAGNOS                       Director                                              March 21, 2003
--------------------------------------------
Angelo J. Anagnos


     /s/ STEVE M. COLDANI                        Director                                              March 21, 2003
--------------------------------------------
Steve M. Coldani


     /s/ DAVID M. PHILIPP                        Director                                              March 21, 2003
--------------------------------------------
David M. Philipp


     /s/ ROBERT H. MILLER, III                   Director                                              March 21, 2003
--------------------------------------------
Robert H. Miller, III


     /s/ KEVIN VAN STEENBERGE                    Director                                              March 21, 2003
--------------------------------------------
Kevin Van Steenberge


     /s/ LEON J. ZIMMERMAN                       Director, President and                               March 21, 2003
--------------------------------------------     Chief Executive Officer
Leon J. Zimmerman                                (Principal Executive Officer)


     /s/ ROBERT H. DANEKE                        Director, Executive Vice President and                March 21, 2003
--------------------------------------------     Chief Credit Officer
Robert H. Daneke


     /s/ ALLEN R. CHRISTENSON                    Senior Vice President,                                March 21, 2003
---------------------------------------------    Chief Financial Officer and Secretary
Allen R. Christenson                             (Principal Financial and Accounting Officer)


                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER

I, Leon Zimmerman, certify that:

1. I have reviewed this annual report on Form 10-K of First Financial Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c)  presented  in  this  annual  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   /s/  Leon Zimmerman
                                   -------------------------------------
                                   Leon Zimmerman
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

Dated:  March 21, 2003

                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER


I, Allen R. Christenson, certify that:

1. I have reviewed this annual report on Form 10-K of First Financial Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with a respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c)  presented  in  this  annual  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                 /s/  Allen R. Christenson
                                 -----------------------------------------------
                                 Allen R. Christenson
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

Dated:  March 21, 2003

                                INDEX TO EXHIBITS

 Exhibit No.   Description
 -----------   -----------

     1 Placement Agreement dated March 14, 2002 for the First Financial Bancorp 5,000 Floating Rate Capital Securities (Liquidation Amount $1,000.00 per Capital Security)

     3(a) Articles of Incorporation, as amended, filed as Exhibit 3.1 to the Company's General Form for Registration of Securities on Form 10, filed on September 21, 1983, is hereby incorporated by reference.

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

     4(c) Amended and Restated Declaration of Trust dated as of March 26, 2002 by and Among State Street Bank and Trust Company of
               Connecticut, National Association, As institutional Trustee, First Financial Bancorp, As Sponsor, and Benjamin R. Goehring, Weldon D. Schumacher And Leon J. Zimmerman As Administrators

     4(d) Guarantee Agreement dated as of March 26, 2002 by and between First Financial Bancorp and State Street Bank and Trust Company of Connecticut, National Association

     4(e) Indenture of dated as of March 26, 2002 of First Financial Bancorp as Issuer and State Street Bank and Trust Company of Connecticut, National Association, as Trustee for the registrant's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032

     10(a)* First Financial Bancorp 1991 Director Stock Option Plan and form of Non-statutory Stock Option Agreement, filed as Exhibit 4.1 to the Company's Form S-8 Registration Statement (Registration No. 33-40954), filed on May 31, 1991, is hereby incorporated by reference.

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

     11 Statement re computation of earnings per share is incorporated herein by reference to Notes 1(j) and 13 to the consolidated financial statements included in this report.

     21 Subsidiaries of the Company: The Company owns 100 percent of the capital stock of Bank of Lodi, National Association, a national banking association, 100 percent of the capital stock of Western Auxiliary Corporation and 100 percent of the capital stock of First Financial (CA) Statutory Trust I.

     23        Consent of KPMG LLP, independent auditors

     99.1 Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350

     99.2 Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350