Form 10-Q
period 2003-03-31
FIRST FINANCIAL BANCORP /CA/
filed 2003-05-14
CIK 729502

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

                       For the period ended March 31, 2003

                                       OR

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

       For the transition period from _______________ to ________________

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

                                [   ] Yes  [ X ] No

     As of May 5, 2003 there were 1,623,257 shares of Common Stock, no par value, outstanding.

================================================================================

                             FIRST FINANCIAL BANCORP

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2003
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.   Consolidated Financial Statements and Notes to Consolidated
          Financial Statements .............................................   1

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ............................................   8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk .......  14

Item 4.   Controls and Procedures ..........................................  14


                                     PART II

Item 1.   Legal Proceedings ................................................  14

Item 2.   Changes in Securities and Use of Proceeds ........................  14

Item 3.   Defaults Upon Senior Securities ..................................  14

Item 4.   Submission of Matters to a Vote of Security Holders...............  14

Item 5.   Other Information ................................................  14

Item 6.   Exhibits and Reports on Form 8-K .................................  14


Signatures .................................................................  15
Certifications .............................................................  16
Index to Exhibits ..........................................................  18

ITEM 1. FINANCIAL STATEMENTS

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                       (in thousands except share amounts)

                                                               March 31,    December 31,
Assets                                                           2003          2002
------                                                         --------      --------
Cash and due from banks                                        $ 13,897      $ 14,988
Federal funds sold and securities purchased under resale
    agreements                                                   25,044        19,634
Investment securities available for sale, at fair value          28,680        33,125
Loans held for sale                                               5,663         7,578


Loans, net of deferred loan fees                                163,625       157,147
Less allowance for loan losses                                    3,278         3,057
                                                               --------      --------

  Net loans                                                     160,347       154,090

Premises and equipment, net                                       6,598         6,745
Accrued interest receivable                                         848           772
Other assets                                                     18,445        18,314
                                                               --------      --------

    Total Assets                                               $259,522      $255,246
                                                               ========      ========

Liabilities and Stockholders' Equity

Liabilities:
    Deposits:
       Noninterest bearing                                     $ 35,534      $ 34,673
       Interest bearing                                         190,704       176,006
                                                               --------      --------

          Total deposits                                        226,238       210,679


    Accrued interest payable                                        158           144
    Short term borrowings                                         5,000        14,885
    Other liabilities                                             3,574         5,268
    Obligated mandatorily redeemable capital
       Securities of subsidiary trust                             5,000         5,000
                                                               --------      --------


    Total liabilities                                           239,970       235,976
                                                               --------      --------



Stockholders' equity:
    Preferred stock - no par value; authorized 1,000,000
          shares; no shares issued and outstanding                 --            --
    Common stock - no par value; authorized 9,000,000 shares;
          issued and outstanding in 2003 and 2002, 1,623,257
          and 1,621,837, respectively                            10,161        10,143
    Retained earnings                                             9,014         8,672
    Accumulated other comprehensive income                          377           455
                                                               --------      --------

          Total stockholders' equity                             19,552        19,270
                                                               --------      --------

                                                               $259,522      $255,246
                                                               ========      ========

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)
                     (in thousands except per share amounts)

                                                           Three Months Ended March 31,
                                                                  2003     2002
                                                                 ------   ------
Interest income:

   Loans, including fees                                         $2,954   $2,737
   Investment securities:
            Taxable                                                 252      322
            Exempt from Federal taxes                                37       44
   Federal funds sold                                                33       46
                                                                 ------   ------

            Total interest income                                 3,276    3,149

Interest expense:
   Deposit accounts                                                 581      994
   Other borrowings                                                  66        6
                                                                 ------   ------
            Total interest expense                                  647    1,000

            Net interest income                                   2,629    2,149

Provision for loan losses                                           257      195
                                                                 ------   ------

            Net interest income after provision for loan          2,372    1,954
losses

Noninterest income:
    Gain on sale of investment securities                            88      262
    Gain on sale of other real estate                               --        22
    Gain on sale of loans                                           306      229
    Service charges                                                 397      364
    Premiums and fees from SBA and mortgage operations              129       97
    Increase in cash surrender value of life insurance              142      171
    Miscellaneous                                                   116       80
                                                                 ------   ------

            Total noninterest income                              1,178    1,225

Noninterest expense:
    Salaries and employee benefits                                1,652    1,479
    Occupancy                                                       263      242
    Equipment                                                       303      248
    Other                                                           866      874
                                                                 ------   ------

            Total noninterest expense                             3,084    2,843
                                                                 ------   ------

            Income before provision for income taxes                466      336

Provision for income taxes                                          124       55
                                                                 ------   ------

            Net income                                           $  342   $  281
                                                                 ======   ======

            Net income per share:
            Basic                                                $ 0.21   $ 0.17
                                                                 ======   ======

          Diluted                                                $ 0.20   $ 0.17
                                                                 ======   ======

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                   (Unaudited)
                       (in thousands except share amounts)


Three Months Ended March 31, 2003

                                                                                                Accumulated
                                        Common       Common                                        Other
                                         Stock        Stock     Comprehensive     Retained     Comprehensive
            Description                 Shares       Amounts        Income        Earnings         Income           Total
------------------------------------- ------------ ------------ --------------- ------------- ----------------- ---------------
Balance at December 31, 2002           1,621,837   $   10,143                          8,672               455        19,270


Comprehensive income:

   Net income                                                   $         342            342                             342
                                                                ---------------
   Other comprehensive income:

      Unrealized holding loss
          arising during the current
          period, net of tax effect
          of $18                                                          (26)
      Reclassification adjustment
          due to gains realized,
          net of tax effect of $36                                        (52)
      Total other comprehensive
          income, net of
          tax effect of $54
                                                                ---------------
                                                                          (78)                            (78)           (78)
                                                                ---------------
      Comprehensive income                                      $         264
                                                                ===============
Options exercised                          1,630           19                                                             19
Stock repurchase                            (210)          (1)                                                            (1)
                                      ------------ ------------                 ------------- ----------------- ---------------
Balance at March 31, 2003              1,623,257   $   10,161                          9,014               377        19,552
                                      ============ ============                 ============= ================= ===============

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)
                          Three Months Ended March 31,


                                                                2003       2002
                                                              --------   --------
Cash flows from operating activities:
Net income                                                    $    342   $    281
     Adjustments  to  reconcile  net  income to net cash
     provided  by (used in) operating activities:
          (Decrease) Increase in deferred loan income              (21)        16
          Depreciation and amortization                            459        432
          Provision for loan losses                                257        195
          Gain on sale of available-for-sale securities            (88)      (262)
          Loan held for sale:
              Loans originated                                 (16,921)   (11,814)
              Proceeds from sale                                19,142     11,229
              Gain on sale of loans                               (306)      (229)
          Gain on sale of other real estate owned                 --          (22)
          (Increase) decrease in accrued interest
            receivable                                             (76)       243
          Increase (decrease) in accrued interest payable           14        (46)
          Decrease in other liabilities                         (1,690)      (568)
          Increase in cash surrender value of life insurance      (142)      (171)
          Decrease in other assets                                  96        591
                                                              --------   --------
                  Net cash provided by (used in)
                    operating activities                         1,066       (125)

Cash flows from investing activities:
    Investment securities available-for-sale:
       Purchases                                                  --       (8,580)
       Proceeds from prepayments                                 3,203      3,681
       Proceeds from maturity                                     --        3,500
       Proceeds from sale                                        1,056      9,649
    Increase in loans made to customers                         (6,566)    (6,079)
    Proceeds from sale of other real estate                       --           90
    Purchases of bank premises and equipment                      (128)      (272)
                                                              --------   --------
                  Net cash (used in) provided by
                    investing activities                        (2,435)     1,989

Cash flows from financing activities:
    Net increase in deposits                                    15,559      4,475
    Proceeds from company obligated mandatorily
       redeemable securities of subsidiary trust                  --        5,000
    Decrease in short term borrowings                           (9,885)    (4,000)
    Payments for repurchase of common stock                         (1)      --
    Proceeds from issuance of common stock                          15         13
                                                              --------   --------
                  Net cash provided by financing activities      5,688      5,488

                  Net increase in cash and cash equivalents      4,319      7,352

Cash and cash equivalents at beginning of period                34,622     19,457
                                                              --------   --------

Cash and cash equivalents at end of period                    $ 38,941   $ 26,809
                                                              ========   ========

Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest payments                           $    633      1,046
    Cash paid for taxes                                           --          262

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002
                                   (Unaudited)

(1) Summary of Significant Accounting Policies


     First Financial Bancorp (the "Company") operates principally as a bank holding company for its wholly owned subsidiary, Bank of Lodi, N.A. (the "Bank"). The Bank is the principal source of income for the Company. The Company also holds all of the capital stock of its other subsidiaries, Western Auxiliary Corporation and First Financial (CA) Statutory Trust I. All references herein to the "Company" include the Bank and all other subsidiaries, unless the context otherwise requires.

     Basis of Presentation

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the results for the interim periods.

     Certain amounts in the prior year have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported income.

     These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's 2002 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     Stock Based Compensation

     In December 2002, the FASB issued Statement No. 148 ("Statement 148"), Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. This statement amends Statement 123 to provide alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Statement 148 is effective for fiscal years ending after December 15, 2002, and for interim periods beginning after December 15, 2002.

     During the first quarter of 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), for stock-based compensation, effective as of January 1, 2003. Under the provisions of Statement 148, the Company has adopted the prospective method whereby stock-based employee compensation costs are recognized as awards granted, modified or settled.

     The following table presents the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                            Three Month Period Ended
                                                                                   March 31,
                                                                             2003              2002

Net income, as reported (in thousands)                                 $        342,000  $        281,000
   Add: Stock based employee compensation expense included in
     reported net income, net of tax effects                                          -                 -
   Deduct: Stock based employee compensation determined under fair
     value based method for all awards, net of tax effects                      (13,000)          (10,000)
                                                                       -----------------------------------
   Pro forma net income                                                $        329,000  $        271,000
                                                                       ===================================

Earnings per share-basic
   As reported                                                         $           0.21  $           0.17
   Pro-forma                                                                       0.20              0.17

Earnings per share-assuming dilution
   As reported                                                         $           0.20  $           0.17
   Pro-forma                                                                       0.19              0.16


(2)  Weighted Average Shares Outstanding

     Per share information is based on weighted average number of shares of common stock outstanding during each three-month period. Basic earnings per share (EPS) is computed by dividing net income available to shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to shareholders by the weighted average common shares outstanding during the period plus potential common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

     The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three month periods ending March 31, 2003 and 2002:

                                                                         Income              Shares        Per-Share
         Three months ended March 31, 2003                             (numerator)       (denominator)       Amount
         ---------------------------------------------------------- ------------------ ------------------- ----------
         Basic earnings per share                                           $ 342,000           1,623,357      $ .21
         Effect of dilutive securities                                                             72,678          -
                                                                    ------------------ -------------------
         Diluted earnings per share                                         $ 342,000           1,696,035      $ .20
                                                                    ================== ===================

                                                                         Income              Shares        Per-Share
         Three months ended March 31, 2002                             (numerator)       (denominator)       Amount
         ---------------------------------------------------------- ------------------ ------------------- ----------
         Basic earnings per share                                           $ 281,000           1,623,281      $ .17
         Effect of dilutive securities                                                             46,698          -
                                                                    ------------------ -------------------
         Diluted earnings per share                                         $ 281,000           1,669,979      $ .17
                                                                    ================== ===================

(3) Allowance for Loan Losses
                                                    Quarter              Year
                                                      Ended              Ended
         (in thousands)                             3/31/03            12/31/02
                                                   --------           ----------
         Balance at beginning of period            $  3,057              2,668

            Loans charged off                           (46)              (270)
            Recoveries                                   10                 34
            Provisions charged to operations            257                625
                                                       ----               ----

         Balance at end of period                  $  3,278              3,057
                                                      =====              =====


(4)  Impact Of Recently Issued Accounting Standards

     In November 2002, the FASB issued FIN 45, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by the Company. These currently include standby letters of credit and first-loss guarantees on securitizations. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the provision of FIN 45 and management does not expect this Interpretation to have a material impact to the consolidated financial statements.

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

The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; general economic conditions, either nationally or regionally becoming less favorable than expected and resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; monetary and fiscal policies of the U.S. Government; changes in real estate valuations; changes in business conditions; volatility of rate sensitive deposits; operational risks, including data processing system failures or fraud; asset/liability matching risks and liquidity risks; civil disturbances or terrorist threats or acts or apprehension about the possible future occurrences of acts of this type; and changes in the securities markets. In addition, other events have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers.

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

Changes in Financial Condition

As of March 31, 2003, consolidated total assets totaled $260 million, which represents an increase of $4,276 thousand, or 1.7% above the comparable level at December 31, 2002. The increase in total assets was attributable primarily to a $15,559 thousand, or 7.4% increase in total deposits that was offset by a decrease totaling $9,885 thousand, or 66.4% in short term borrowings.

The increase in total assets included an increase totaling $4,542 thousand, or 2.7%, in gross loans, a $5,410 thousand, or 27.6%, increase in federal funds sold combined with a $4,445 thousand, or 13.4%, decrease in investment securities as compared to December 31, 2002. The net increase in gross loans is primarily the result of increases of $3,674 thousand, or 5.8%, $1,424 thousand, or 10.0%, $1,251 thousand, or 4.7%, and $715 thousand, or 2.4%, in real estate loans, agricultural loans, commercial loans and SBA loans, respectively, combined with a decrease of $1,915 thousand, or 25.3%, in loans held for sale in the secondary market and a decrease of $607 thousand, or 2.6% in other loans.

During the first quarter of 2003, non-interest bearing deposits increased $861 thousand, or 2.5% and interest bearing deposits increased $14,698 thousand, or 8.4%. The first quarter deposit growth consists of an increase of $7,097 thousand, or 12.8%, $2,826 thousand, or 9.3%, $2,553 thousand, or 5.0%, and $2,222 thousand, or 5.6%, in certificates of deposit, money market accounts, NOW accounts and savings accounts, respectively.

Allowance for Loan Losses

The allowance for loan losses (the "allowance") is established through a provision for possible loan losses charged to expense. The allowance at March 31, 2003 was in excess of the December 31, 2002 allowance by $221 thousand, or 7.2%, as a result of a provision for $257 thousand combined with net charge-offs of $36 thousand. During the first quarter, nonperforming loans increased by $300 thousand, to $2,709 thousand. Management continues to actively work to resolve the nonperforming loans, the majority of which are secured by real estate that, in the opinion of management, are well collateralized. Management believes that the allowance at March 31, 2003 is adequate to absorb known and reasonably estimated loan losses. However, there can be no assurances that future economic events may negatively impact the Bank's borrowers, thereby causing loan losses to exceed the current allowance.

The following tables depict activity in the allowance for loan losses and allocation of reserves for and at the three and twelve months ended March 31, 2003 and December 31, 2002, respectively:

Analysis of the Allowance for Loan Losses

                                                        Quarter         Year
                                                         Ended         Ended
                                                        3/31/03       12/31/02
                                                        -------       -------
Balance at beginning of period                          $ 3,057         2,668
Charge-offs:
   Commercial                                               (38)         (178)
   Real estate                                             --             (62)
   Consumer                                                  (8)          (30)
                                                        -------       -------
   Total charge-offs                                        (46)         (270)
Recoveries:
   Commercial                                                 9            26
   Real estate                                             --            --
   Consumer                                                   1             8
                                                        -------       -------
   Total recoveries                                          10            34
                                                        -------       -------
Net charge-offs                                             (36)         (236)
Provision charged to operations                             257           625
                                                        -------       -------
Balance at end of period                                $ 3,278       $ 3,057
                                                        =======       =======

Allocation of the Allowance for Loan Losses

                                        3/31/03          3/31/03        12/31/02         12/31/02
Loan Category                            Amount        % of Loans         Amount        % of Loans
-------------                          --------        ----------       --------        ----------
Commercial and other real estate       $  2,403           85.60%        $  2,182           85.77%
Real estate construction                    807           12.52%             807           12.38%
Installment and other                        68            1.88%              68            1.85%
                                       --------          ------         --------          ------
                                       $  3,278          100.00%        $  3,057          100.00%
                                       ========          ======         ========          ======

Investments

Investment securities decreased $4,445 thousand, or 13.4%, from December 31, 2002 to March 31, 2003. This first quarter of 2003 decrease resulted primarily from prepayments of mortgage backed securities totaling $3,203 thousand and sales of investment securities totaling $1,056 thousand. The Company realized gross gains totaling $88 thousand on the sale of investment securities during the first quarter of 2003.

Equity

Consolidated equity increased $282 thousand from December 31, 2002 to March 31, 2003. Consolidated equity represented 7.53% and 7.55% of consolidated assets at March 31, 2003 and December 31, 2002, respectively. The increase in equity during the first quarter of 2003 resulted from earnings of $342 thousand for the three months ended March 31, 2003 and a $19 thousand increase resulting from the exercise of stock options combined with a decrease of $78 thousand to reflect the after-tax market value decrease in the available-for-sale investment securities portfolio. The decrease in the investment security portfolio's market value resulted from gains realized on the sale of investment securities combined with the effects of changes in interest rates at March 31, 2003 compared to December 31, 2002.

The total risk-based capital ratio for the Company's wholly owned subsidiary, Bank of Lodi was 11.14% at March 31, 2003 compared to 11.16% at December 31, 2002.

Changes in Results of Operations - Three Months ended March 31, 2003

Summary of Earnings Performance

----------------------------------------------------- --------------------------------------------------
                                                            For the three months ended March 31:
                                                      --------------------------------------------------
                                                                          2003                     2002
                                                                          ----                     ----
Net income (in thousands)                                                $ 342                    $ 281
----------------------------------------------------- ------------------------- ------------------------
Basic net income per share                                               $ .21                    $ .17
Diluted net income per share                                               .20                      .17
Return on average assets                                                 0.53%                    0.51%
Return on average equity                                                 7.05%                    6.27%
----------------------------------------------------- ------------------------- ------------------------
Average equity to average assets                                         7.54%                    8.07%
----------------------------------------------------- ------------------------- ------------------------


Net income for the first quarter of 2003 increased $61 thousand, or 21.7%, compared to the first quarter of 2002. Net interest income increased $480 thousand, or 22.3% as a result of a $353 thousand decrease in interest expense combined with a $127 thousand increase in interest income. The provision for loan losses totaled $257 thousand representing an increase of $62 thousand, or 31.8%. Noninterest income decreased $47 thousand, or 3.8%, while noninterest expense increased $241 thousand, or 8.5%. The provision for income taxes increased $69 thousand, or 125.5%.

Net Interest Income

The following table provides a detailed analysis of the net interest spread and net interest margin for the periods indicated:

          -------------------------------------- ------------------------------- --------------------------------

                                                     For the Quarter Ended            For the Quarter Ended
                                                         March 31, 2003                  March 31, 2002
                                                         (in thousands)                  (in thousands)
          -------------------------------------- ------------------------------- --------------------------------

                                                  Average    Income/              Average     Income/
                                                  Balance   Expenses   Yield(1)   Balance    Expenses   Yield(1)
                                                  -------   --------   -----      -------    --------   -----
          Earning Assets:

          Investment securities (2)              $  31,274        289     3.75%   $ 30,074         366     4.94%

          Federal funds sold                        10,660         33     1.26%     10,742          46     1.74%

          Loans (3)                                167,259      2,954     7.16%    147,718       2,737     7.51%
                                                   -------      -----     -----    -------       -----     -----

                                                 $ 209,193      3,276     6.35%   $188,534       3,149     6.77%
                                                 =========      =====     =====   ========       =====     =====

          Liabilities:

          Noninterest bearing deposits           $  37,581         --        --   $ 29,232          --        --

          Savings, money market, & NOW deposits    121,832        240      .80%    102,431         337     1.33%

          Time deposits                             58,596        341     2.36%     70,210         657     3.80%

          Other borrowings                           5,760         66     4.65%        422           6     5.77%
                                                   -------      -----     -----    -------       -----     -----

          Total Liabilities                      $ 223,769        647     1.17%   $202,295       1,000     2.00%
                                                 =========      =====     =====   ========       =====     =====

          Net Interest Spread                                             5.18%                            4.77%
                                                                          =====                            =====
          -------------------------------------- ---------- ---------- --------- ---------- ----------- ---------

                                                 Earning     Income              Earning      Income
                                                  Assets    (Expense)   Yield     Assets    (Expense)    Yield
                                                 -------     -------    -----    -------     -------     -----

          Yield on average earning assets        $ 209,193      3,276     6.35%   $188,534       3,149     6.77%

          Cost of funding average earning        $ 209,193      (647)   (1.25%)   $188,534     (1,000)   (2.15%)
                                                                -----   -------                -------   -------
          assets

          Net Interest Margin                    $ 209,193      2,629     5.10%   $188,534       2,149     4.62%
                                                 =========      =====     =====   ========       =====     =====
          -------------------------------------- ---------- ---------- --------- ---------- ----------- ---------

          (1) Yield for period annualized on actual number of days in period and based on a 365-day year.

          (2) Income on tax-exempt securities has not been adjusted to a tax equivalent basis.

          (3) Nonaccrual loans are included in the loan totals for each period; however, only collected interest on such loans is included in interest income.

Net interest income for the first quarter of 2003 increased $480 thousand, or 22.3%, over the same quarter of 2002. The increase is attributable to the effects of increases in volumes of earning assets and liabilities combined with the effects of changes in interest rates. The increase in volumes of average earning assets and liabilities resulted in an increase in net interest income totaling $332 thousand while the decline in interest rates resulted in a decrease in net interest income totaling $148 thousand when comparing the first quarter of 2003 to the same period last year.

Average earning assets increased $20,659 thousand during the first quarter of 2003 as compared to the first quarter of 2002. Average loans increased $19,541 thousand and investment securities increased $1,200 thousand while federal funds sold decreased $82 thousand. The increase in the volume of average earning assets during the first quarter of 2003 as compared to the first quarter of 2002 resulted in an increase in interest income totaling $376 thousand. However, interest rates on average earning assets declined 42 basis points (from 6.77% to 6.35%) when compared to the same period in 2002, resulting in a decrease in interest income totaling $249 thousand.

Average liabilities increased $21,474 thousand during the first quarter of 2003 as compared to the same period last year. Of that increase, average noninterest bearing deposits increased $8,349 thousand, NOW and money market accounts increased $12,332 thousand, savings accounts increased $7,069 thousand, other borrowings increased $5,338 thousand, while certificates of deposit decreased $11,614 thousand. The increase in average liabilities resulted in an increase in interest expense totaling $44 thousand. As a result of the declining interest rate environment, the cost of interest bearing liabilities decreased 83 basis points (from 2.00% to 1.17%) resulting in a reduction in interest expense totaling $397 thousand.

Interest income is also affected by nonaccrual loan activity. Nonaccrual loans at March 31, 2003 and March 31, 2002 totaled $2,709 thousand and $3,848 thousand, respectively. Interest forgone on nonaccrual loans totaled approximately $69 thousand and $77 thousand for the three months ending March 31, 2003 and 2002, respectively.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2003 was $257 thousand compared with $195 thousand for the three months ended March 31, 2002, an increase of $62 thousand or 31.8%. As of March 31, 2003 the allowance for loan losses was $3,278 thousand or 1.9% of total loans, which compares to the allowance for loan losses of $3,057 thousand or 1.8% of total loans as of December 31, 2002. See "Allowance for Loan Losses" contained herein. As of March 31, 2003, nonperforming loans totaled $2,709 thousand or 1.6% of total loans compared to $2,409 thousand or 1.5% at December 31, 2002. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

Noninterest Income

Noninterest income for the first quarter of 2003 decreased $47 thousand, or 3.8%, compared to the same period last year. Included in noninterest income is $88 thousand and $262 thousand attributable to gains resulting from the sale of securities during the first quarter of 2003 and 2002, respectively. While there were no other real estate sales during the first quarter of 2003, the Company realized gains from the sale of other real estate totaling $22 thousand during the first quarter of 2002.

Income from the sale and servicing of loans totaled $435 thousand during the first quarter of 2003, which increased by $109 thousand, or 33.4%, compared to the prior year quarter. The increased income from the sale and servicing of loans is primarily the result of increased refinancing activity of residential mortgage loans which resulted from declines in mortgage loan rates.

The increase in the cash surrender value of life insurance decreased $29 thousand, or 17.0%, during the first quarter of 2003 when compared to the same quarter in 2002. The decrease was the result of an overall decline in interests rates in 2003 as compared to the same period in 2002. The increase in the cash surrender value of life insurance is exempt from income taxes. The tax effective yield of the increase in the cash surrender value of the life insurance totaled 7.2% during the first quarter of 2003 as compared to 9.1% during the first quarter of 2002.

Noninterest Expenses

Noninterest expenses increased $241 thousand, or 8.5%, compared to the prior year quarter. Personnel expense increased $173 thousand, or 11.7%, as a result of additions to staff during the year combined with general merit increases for existing personnel. Occupancy expense increased $21 thousand or 8.7%, and equipment expense increased $55 thousand, or 22.2%, as a result of depreciation of new equipment and other investments in technology. The investments in technology include projects designed to improve information security, operating efficiencies and regulatory compliance in addition to product research and development. Other noninterest expense decreased $8 thousand, or 0.9%.

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

At March 31, 2003 liquidity was considered adequate, and funds available in the local deposit market and scheduled maturities of investments are considered sufficient to meet long-term liquidity needs. Compared to 2002 liquidity increased in 2003 as a result of the growth in deposit portfolio and sales and maturities of available-for-sale investment securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While there are several varieties of market risk, the market risk material to the Company and the Bank is interest rate risk. Within the context of interest rate risk, market risk is the risk of loss due to changes in market interest rates that have an adverse effect on net interest income, earnings, capital or the fair value of financial instruments. Exposure to this type of risk is a regular part of a financial institution's operations. The fundamental activities of making loans, purchasing investment securities, and accepting deposits inherently involve exposure to interest rate risk. The Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. As of and for the three months ended March 31, 2003, there were no material changes in the market risk profile of the Company or the Bank as described in the Company's 2002 Form 10-K.


ITEM 4. CONTROLS AND PROCEDURES

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


PART II -- OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

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

   (a)            Exhibits

                  Exhibit No.

                  99.1 Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350

                  99.2 Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350

   (b)            Reports on Form 8-K

                  A report on Form 8-K, dated April 30, 2003, was filed under report item numbers 7 and 9, concerning First Financial Bancorp's results of operations for the first quarter of 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FIRST FINANCIAL BANCORP

                                  By:


Date: May 12, 2003                /s/ Allen R. Christenson
      ------------                ------------------------
                                  Allen R. Christenson
                                  Senior Vice President
                                  Chief Financial Officer
                                  (Principal Accounting and Financial Officer)

                                  CERTIFICATION


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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003

                                           /s/Leon Zimmerman
                                           -----------------
                                           Chief Executive Officer

                                  CERTIFICATION


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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003

                                           /s/Allen R. Christenson
                                           -----------------------
                                           Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit                            Description
-------                            -----------

99.1 Certification of Registrant's Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2 Certification of Registrant's Chief Financial Officer Pursuant to 18 U.S.C. Section 1350