Form 10-Q
period 2003-06-30
FIRST FINANCIAL BANCORP /CA/
filed 2003-08-14
CIK 729502

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                       For the period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

 For the transition period from ______________________ to ______________________
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

                                                          [ ] Yes         [X] No

     As of July 31, 2003 there were 1,629,711 shares of Common Stock, no par value, outstanding.

================================================================================

                             FIRST FINANCIAL BANCORP

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2003
                                TABLE OF CONTENTS



                                                                            Page

                                                      PART I

Item 1.  Consolidated Financial Statements and Notes to Consolidated
         Financial Statements ............................................     1

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...........................................     8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......    14

Item 4.  Controls and Procedures .........................................    14



                                             PART II

Item 1.  Legal Proceedings ...............................................    15

Item 2.  Changes in Securities and Use of Proceeds .......................    15

Item 3.  Defaults Upon Senior Securities .................................    15

Item 4.  Submission of Matters to a Vote of Security Holders..............    15

Item 5.  Other Information ...............................................    15

Item 6.  Exhibits and Reports on Form 8-K ................................    15


Signatures ...............................................................    16
Index to Exhibits ........................................................    17

ITEM 1. FINANCIAL STATEMENTS

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                       (in thousands except share amounts)

                                                                     June 30,      December 31,
Assets                                                                 2003            2002
------                                                               --------        --------
Cash and due from banks                                              $ 16,434        $ 14,988
Federal funds sold and securities purchased under resale
    agreements                                                         22,395          19,634
Investment securities available for sale, at fair value                47,971          33,125
Loans held for sale                                                     7,240           7,578


Loans, net of deferred loan fees                                      164,246         157,147
Less allowance for loan losses                                          3,260           3,057
                                                                     --------        --------

  Net loans                                                           160,986         154,090

Premises and equipment, net                                             6,394           6,745
Accrued interest receivable                                               937             772
Other assets                                                           18,155          18,314
                                                                     --------        --------

    Total Assets                                                     $280,512        $255,246
                                                                     ========        ========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
    Deposits:
       Noninterest bearing                                           $ 39,063        $ 34,673
       Interest bearing                                               207,476         176,006
                                                                     --------        --------

          Total deposits                                              246,539         210,679

    Accrued interest payable                                              166             144
    Short term borrowings                                               5,339          14,885
    Other liabilities                                                   3,651           5,268
    Obligated mandatorily redeemable capital
       Securities of subsidiary trust                                   5,000           5,000
                                                                     --------        --------

    Total liabilities                                                 260,695         235,976
                                                                     --------        --------

Stockholders' equity:
    Preferred stock - no par value; authorized 1,000,000
          shares; no shares issued and outstanding                         --              --
    Common stock - no par value; authorized 9,000,000 shares;
          issued and outstanding in 2003 and 2002, 1,629,711
          and 1,621,837, respectively                                  10,234          10,143
    Retained earnings                                                   9,373           8,672
     Accumulated other comprehensive income                               210             455
                                                                     --------        --------

          Total stockholders' equity                                   19,817          19,270
                                                                     --------        --------

                                                                     $280,512        $255,246
                                                                     ========        ========

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)
                     (in thousands except per share amounts)

                                                         Three Months Ended            Six Months Ended
                                                              June 30,                     June 30,
                                                       ---------------------         --------------------
                                                        2003           2002           2003          2002
                                                       ------        -------         ------        ------
Interest income:
    Loans, including fees                              $3,298        $ 3,044         $6,252        $5,781
    Investment securities:
       Taxable                                            201            466            453           788
       Exempt from federal taxes                           26             45             63            89
    Federal funds sold                                     36             35             69            81
                                                       ------        -------         ------        ------
            Total interest income                       3,561          3,590          6,837         6,739

Interest expense:
    Deposit accounts                                      619            867          1,200         1,861
    Other borrowings                                       70             98            136           104
                                                       ------        -------         ------        ------
            Total interest expense                        689            965          1,336         1,965
                                                       ------        -------         ------        ------
            Net interest income                         2,872          2,625          5,501         4,774

Provision for loan losses                                  55            181            312           376
                                                       ------        -------         ------        ------
        Net interest income after provision for
           loan losses                                  2,817          2,444          5,189         4,398
Noninterest income:
     Gain on sale of investment securities                 --             --             88           262
     Gain on sale of other real estate                      5             --              5            22
     Gain on sale of loans                                320            145            626           374
     Service charges                                      412            413            809           777
     Premiums and fees from SBA and mortgage
         operations                                       112             85            241           182
     Increase in cash surrender value of life
         insurance                                        141            195            283           337
     Miscellaneous                                        102             77            218           186
                                                       ------        -------         ------        ------
        Total non-interest income                       1,092            915          2,270         2,140

Noninterest expense:
     Salaries and employee benefits                     1,868          1,597          3,520         3,076
     Occupancy                                            251            241            506           477
     Equipment                                            212            195            438           402
     Other                                              1,074          1,130          2,025         2,051
                                                       ------        -------         ------        ------
        Total non-interest expense                      3,405          3,163          6,489         6,006
                                                       ------        -------         ------        ------
Income before provision for income taxes                  504            196            970           532
Provision for income tax (benefit) expense                145             (1)           269            54
                                                       ------        -------         ------        ------
        Net income                                     $  359        $   197         $  701        $  478
                                                       ======        =======         ======        ======

Earnings per share:
         Basic                                         $ 0.22        $  0.12         $ 0.43        $ 0.29
                                                       ======        =======         ======        ======

         Diluted                                       $ 0.21        $  0.12         $ 0.41        $ 0.28
                                                       ======        =======         ======        ======

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                            (Unaudited) (in thousands
                              except share amounts)


Six Months Ended June 30, 2003

                                                                                                Accumulated
                                        Common       Common                                        Other
                                         Stock        Stock     Comprehensive     Retained     Comprehensive
            Description                 Shares       Amounts        Income        Earnings         Income           Total
------------------------------------- ------------ ------------ --------------- ------------- ----------------- ---------------
Balance at December 31, 2002           1,621,837    $  10,143                          8,672               455        19,270



Comprehensive income:

   Net income                                                     $       701            701                             701
                                                                ---------------
   Other comprehensive income:
      Unrealized holding loss arising
        during the current period, net of
        tax effect of $134                                               (193)
      Reclassification adjustment
        due to gains realized, net of
        tax effect of $36                                                                                  (52)
      Total other comprehensive
        income, net of                                          ---------------
        tax effect of $170                                               (245)                            (245)         (245)
                                                                ---------------
      Comprehensive income                                        $       456
                                                                ===============
Options exercised                          8,261           93                                                             93
Stock repurchase                            (387)          (2)                                                            (2)
                                      ------------ ------------                 ------------- ----------------- ---------------
Balance at June 30, 2003               1,629,711   $   10,234                          9,373               210        19,817
                                      ============ ============                 ============= ================= ===============

See accompanying notes.

                                     FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)
                                                  (in thousands)
                                            Six Months Ended June 30,

                                                                                2003             2002
                                                                              --------         --------
Cash flows from operating activities:
Net income                                                                    $    701         $    478
     Adjustments to reconcile net income to net cash
     used in operating activities:
          Increase (decrease) in deferred loan income                              (62)               1
          Depreciation and amortization                                          1,113              522
          Provision for loan losses                                                312              376
          Gain on sale of securities                                               (88)            (262)
          Loans held for sale:
              Loans originated                                                 (40,220)          (1,680)
              Proceeds from sale                                                41,184           (1,680)
              Gain on sale of loans                                               (626)            (374)
          Gain on sale of other real estate owned                                   (5)             (22)
          (Increase) decrease in accrued interest
          receivable                                                              (165)             (30)
          (Decrease) increase in accrued interest payable                           22             (120)
          Decrease in other liabilities                                         (1,617)             (15)
          Increase in cash surrender value of life insurance                      (283)            (337)
          Decrease in other assets                                                 270              400
                                                                              --------         --------
                  Net cash used in operating activities                            536           (1,063)


Cash flows from investing activities:
    Investment securities available-for-sale
       Purchases                                                               (25,112)         (25,608)
       Proceeds from prepayments                                                 8,400            6,707
       Proceeds from maturity                                                       --            3,500
       Proceeds from sale                                                        1,056            9,649
    Net increase in loans made to customers                                     (7,219)         (11,198)
    Proceeds from sale of other real estate                                        334               90
    Purchases of bank premises and equipment                                      (193)            (233)
                                                                              --------         --------
                  Net cash used in investing activities                        (22,734)         (17,093)


Cash flows from financing activities:
    Net increase in deposits                                                    35,860            1,149
    Proceeds from issuance of company obligated mandatorily redeemable
      securities of subsidiary trust                                                --            5,000
    Increase (decrease) in other borrowings                                     (9,546)           8,360
    Payments for repurchase of common stock                                         (2)            (128)
    Proceeds from issuance of common stock                                          93               25
                                                                              --------         --------
                  Net cash provided by financing activities                     26,405           14,406

                  Net (decrease) increase in cash and cash
                  equivalents                                                    4,207           (3,750)
Cash and cash equivalents at beginning of period                                34,622           19,457
                                                                              --------         --------

Cash and cash equivalents at end of period                                    $ 38,829         $ 15,707
                                                                              ========         ========

Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest payments                                           $  1,314         $  2,085
    Cash paid for taxes                                                             50              707
    Loans transferred to other real estate owned                                    73               --

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002
                                   (Unaudited)

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

     These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's 2002 Annual Report on Form 10-K. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


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

     During the first quarter of 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), for stock-based compensation, effective as of January 1, 2003. Under the provisions of Statement 148, the Company has adopted the prospective method whereby stock-based employee compensation costs are recognized as awards are granted, modified or settled.

     The following table presents the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                       Three Month Period               Six Month Period
                                                                          Ended June 30,                 Ended June 30,
                                                                       2003           2002           2003            2002
                                                                     -------         ------         ------         ------
Net income, as reported (in thousands)                               $   359            197            701            478
     Add: Stock based employee compensation expense included
     in reported net income, net of tax effects                            1             --              1             --
     Deduct: Stock based employee compensation determined under
     fair value based method for all awards, net of tax effects          (13)           (13)           (26)           (26)
                                                                     -------         ------         ------         ------
     Pro forma net income                                            $   347            184            676            452
                                                                     =======         ======         ======         ======

Earnings per share-basic
     As reported                                                     $  0.22           0.12           0.43           0.29
     Pro-forma                                                          0.21           0.11           0.41           0.28
Earnings per share-assuming dilution
     As reported                                                     $  0.21           0.12           0.41           0.28
     Pro-forma                                                          0.20           0.11           0.40           0.27

(2) Weighted Average Shares Outstanding

     Per share information is based on weighted average number of shares of common stock outstanding during each three and six month period. Basic earnings per share (EPS) is computed by dividing net income available to shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to shareholders by the weighted average common shares outstanding during the period plus potential common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

     The following tables provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the three and six month periods ending June 30, 2003 and 2002:

                                      Income          Shares         Per-Share
Three months ended June 30, 2003    (numerator)    (denominator)      Amount
--------------------------------     --------        ---------        ------
Basic earnings per share             $359,000        1,629,872        $  .22
Effect of dilutive securities              --           95,436            --
                                     --------        --------
Diluted earnings per share           $359,000        1,725,308        $  .21
                                     =========       ========

                                      Income          Shares         Per-Share
Three months ended June 30, 2002    (numerator)    (denominator)      Amount
--------------------------------     --------        ---------        ------
Basic earnings per share             $197,000        1,624,308        $  .12
Effect of dilutive securities              --           66,559            --
                                     --------        --------
Diluted earnings per share           $197,000        1,690,867        $  .12
                                     ========        ========

                                      Income          Shares         Per-Share
Six months ended June 30, 2003      (numerator)    (denominator)      Amount
----------------------------------------------------------------------------
Basic earnings per share             $701,000        1,629,930        $  .43
Effect of dilutive securities              --           79,540            --
                                     --------        --------
Diluted earnings per share           $701,000        1,709,470        $  .41
                                     ========        ========

                                      Income          Shares         Per-Share
Three months ended June 30, 2002    (numerator)    (denominator)      Amount
----------------------------------------------------------------------------
Basic earnings per share             $478,000        1,625,949        $  .29
Effect of dilutive securities              --           63,059            --
                                     --------        ---------
Diluted earnings per share           $478,000        1,689,008        $  .28
                                     ========        =========


(3) Allowance for Loan Losses

         The following summarizes changes in the allowance for loan losses for the six month periods ended June 30, 2003 and 2002 and the twelve month period ended December 31, 2002:


         (in thousands)                   6/30/03         6/30/02       12/31/02
                                          -------         ------         ------
Balance at beginning of period            $ 3,057          2,668          2,668
  Loans charged off                          (119)           (83)          (270)
  Recoveries                                   10             19             34
  Provisions charged to operations            312            376            625
                                          -------         ------         ------
Balance at end of period                  $ 3,260          2,980          3,057
                                          =======         ======         ======


 (4) Impact Of Recently Issued Accounting Standards

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

         In May of 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management does not expect this Statement to have a material impact to the consolidated financial statements upon adoption of the Statement on July 1, 2003.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains an allowance for loan losses resulting from the inability of borrowers to make required loan payments. If the financial conditions of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company invests in debt and equity securities. If the Company believes these securities have experienced a decline in value that is other than temporary, an investment impairment charge is recorded. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby requiring an impairment charge in the future.

The following discussion addresses information pertaining to the financial condition and results of operations of the Company that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 1 through 7, as well as other information presented throughout this report.

Changes in Financial Condition

As of June 30, 2003, consolidated total assets totaled $281 million, which represents an increase of $25,266 thousand, or 9.9% above the comparable level at December 31, 2002. The increase in total assets was attributable to a $35,860 thousand, or 17.0% increase in total deposits net of a a decrease in short term borrowings totaling $9,546 thousand, or 64.1%.

During the first six months of 2003, the growth in deposits resulted primarily from an increase of $31,470 thousand, or 17.9% in interest bearing deposits combined with a $4,390 thousand or 12.7% increase in non-interest bearing deposits. The interest bearing deposit growth consisted of an increase of $19,963 thousand, or 35.9%, $4,528 thousand, or 15.0%, $3,974 thousand, or 10.0
%, and $3,005 thousand, or 5.9% in certificates of deposit, money market accounts, savings accounts and NOW accounts, respectively.

The increase in total assets included an increase of $14,846 thousand, or 44.8%, in investment securities, an increase totaling $6,699 thousand, or 4.0%, in gross loans, and a $2,761 thousand, or 14.1%, increase in federal funds sold as compared to December 31, 2002. The net increase in gross loans is primarily the result of increases of $6,621 thousand, or 10.5%, $2,388 thousand, or 16.7%, and $2,260 thousand, or 8.5%, in real estate loans, agricultural loans, and commercial loans, respectively, combined with a decrease of $3,876 thousand, or 18.9%, in construction loans.


Allowance for Loan Losses

The allowance for loan losses (the "allowance") is established through a provision for possible loan losses charged to expense. The allowance at June 30, 2003 was in excess of the December 31, 2002 allowance by $203 thousand, or 6.6%, as a result of a provision of $312 thousand combined with net charge-offs of $109 thousand. During the first six months of 2003, nonperforming loans decreased by $359 thousand, to $2,350 thousand. Management continues to actively work to resolve the nonperforming loans, the majority of which are secured by real estate that, in the opinion of management, are well collateralized. Management believes that the allowance at June 30, 2003 is adequate to absorb known and reasonably estimated loan losses. However, there can be no assurances that future economic events may not negatively impact the Bank's borrowers, thereby causing loan losses to exceed the current allowance.

The following tables depict activity in the allowance for loan losses and allocation of reserves for and at the six and twelve months ended June 30, 2003 and December 31, 2002, respectively:


                                       Six Months     Year Ended
                                     Ended June 30,  December 31,
                                         2003            2002
                                       -------         -------
Balance at beginning of period         $ 3,057         $ 2,668
   Charge-offs:
     Commercial                            (86)           (178)
     Real estate                            --             (62)
     Consumer                              (33)            (30)
                                       -------         -------
  Total charge-offs                       (119)           (270)
  Recoveries:
     Commercial                              9              26
     Real estate                            --              --
     Consumer                                1               8
                                       -------         -------
  Total recoveries                          10              34
                                       -------         -------
Net charge-offs                           (109)           (236)
Provision charged to operations            312             625
                                       -------         -------
Balance at end of period               $ 3,260         $ 3,057
                                       =======         =======





Allocation of the Allowance for Loan Losses

                                        6/30/03       6/30/03        12/31/02      12/31/02
Loan Category                           Amount       % of Loans       Amount      % of Loans
-------------                           ------       ----------       ------      ----------
Commercial and other real estate        $2,380          88.30%        $2,182         85.77%
Real estate construction                   819          10.07%           807         12.38%
Installment and other                       61           1.63%           68           1.85%
                                        ------         ------         ------        ------
                                        $3,260         100.00%        $3,057        100.00%
                                        ======         ======         ======        ======

Investments

Investment securities increased $14,486 thousand, or 44.8%, from December 31, 2002 to June 30, 2003. This increase resulted from the purchase of investment securities totaling $25,112 thousand net of prepayments on mortgage-backed securities totaling $8,389 thousand and sales of investment securities totaling $1,056 thousand. The Company realized gross gains totaling $88 thousand on the sale of investment securities during the first quarter of 2003.


Equity

Consolidated equity increased $547 thousand from December 31, 2002 to June 30, 2003. Consolidated equity represented 7.06% and 7.55% of consolidated assets at June 30, 2003 and December 31, 2002, respectively. The increase in equity during 2003 resulted from earnings of $701 thousand for the six months ended June 30, 2003, $93 thousand in cash received on the exercise of stock options less a $245 thousand decline in the after-tax market value of the available-for-sale investment securities portfolio. The decline in the investment security portfolio's market value resulted from gains realized on the sale of investment securities combined with the effects of changes in interest rates at June 30, 2003 compared to December 31, 2002.

The total risk-based capital ratio for the Company's wholly owned subsidiary, Bank of Lodi was 11.24% at June 30, 2003 compared to 11.16% at December 31, 2002.


Changes in Results of Operations - Three and Six Months ended June 30, 2003

Summary of Earnings Performance

                                        -------------------     -------------------
                                         Three Months Ended       Six Months Ended
                                             June 30,                June 30,
                                        -------------------     -------------------
                                         2003        2002        2003        2002
                                        -------     -------     -------     -------
Earnings (in thousands)                 $  359      $  197      $  701      $  478
Basic earnings per share                $ 0.22      $ 0.12      $ 0.43      $ 0.29
Diluted earnings per share              $ 0.21      $ 0.12      $ 0.41      $ 0.28
Return on average assets                  0.53%       0.33%       0.52%       0.42%
Return on average equity                  7.29%       4.34%       7.17%       5.11%
Average equity to average assets          7.29%       7.70%       7.30%       8.14%

Net Interest Income

The following tables provides a detailed analysis of the net interest spread and net interest margin for the periods indicated:

                                ---------------------------------------------------------------------------------------------
                                                            For the Three Months Ended June 30,
                                ---------------------------------------------------------------------------------------------
                                                    2003                                             2002
                                ----------------------------------------------    -------------------------------------------
                                  Average          Income/         Yield (1)       Average          Income/       Yield (1)
Dollars In Thousands              Balance          Expense                         Balance          Expense
                                ------------     -------------    ------------    -----------     ------------    -----------
Earning Assets:
Investment securities (1)(2) $       42,185   $           227          2.16%   $      40,096              511         5.11%
Federal funds sold                   11,822                36          1.22%           7,584               35         1.85%
Loans (2) (3)                       171,216             3,298          7.73%         147,690            3,044         8.27%
                             --------------   ---------------    -----------   -------------     ------------    ----------
Total Earning Assets         $      225,223   $         3,561          6.34%   $     195,370            3,590         7.37%
                             ==============   ===============    ===========   =============     ============    ==========
Liabilities:
Non-interest bearing
deposits                     $       40,494   $                                $      35,515               --            --
Savings, money market, &
NOW deposits                        128,284               259          0.81%         108,664              346         1.28%
Time deposits                        65,276               360          2.21%          65,892              521         3.17%
Other borrowings                      7,395                70          3.80%          10,616               98         3.70%
                             --------------   ---------------    -----------   -------------     ------------    ----------
Total Liabilities            $      241,449   $           689          1.14%   $     220,687              965         1.75%
                             ==============   ===============    ===========   =============     ============    ==========
Net Interest Spread                                                    5.20%                                          5.62%
                                                                 ===========                                     ==========

                                ---------------------------------------------------------------------------------------------
                                  Earning           Income                         Earning          Income
                                  Assets          (Expense)          Yield          Assets         (Expense)        Yield
                                ------------     -------------    ------------    -----------     ------------    -----------
Yield on average earning     $      225,223   $        3,561           6.34%   $     195,370           3,590          7.37%
assets
Cost of funding average
earning assets               $      225,223              689          (1.23%)  $     195,370            (965)        (1.98)%
                                              --------------    ------------                    ------------    -----------
Net Interest Margin          $      225,223   $        2,872           5.11%   $     195,370           2,625          5.39%
                                              ==============    ============                    ============    ===========

     (1) Yield for period annualized on actual number of days in period and based on a 365-day year.

     (2) Income on tax-exempt securities has not been adjusted to a tax equivalent basis.

     (3) Nonaccrual loans are included in the loan totals for each period; however, only collected interest on such loans is included in interest income.

Net interest income for the 2nd quarter of 2003 increased $247 thousand, or 9.4%, over the same quarter of 2002. The increase is attributable to the effects of increases in volumes of earning assets and liabilities combined with the effects of decreases in the yield on average earning assets and in the cost of funding average earning assets. The increase in volumes of average earning assets and liabilities resulted in an increase in net interest income totaling $502 thousand while the decline in interest rates resulted in a decrease in net interest income totaling $255 thousand when comparing the second quarter of 2003 to the same period last year.

Average earning assets increased $29,853 thousand during the second quarter of 2003 as compared to the second quarter of 2002. Average loans increased $23,526 thousand, federal funds sold increased $4,238 thousand, and investment securities increased $2,089 thousand. The increase in the volume of average earning assets during the second quarter of 2003 as compared to the second quarter of 2002 resulted in an increase in interest income totaling $531 thousand. However, interest rates on average earning assets declined 103 basis points (from 7.37% to 6.34%) when compared to the same period in 2002, resulting in a decrease in interest income totaling $560 thousand, for a net decline in interest income totaling $29 thousand.

Average liabilities increased $20,762 thousand during the second quarter of 2003 as compared to the same period last year. Of that increase, average noninterest bearing deposits increased $4,979 thousand, NOW and money market accounts increased $11,590 thousand, savings accounts increased $8,030 thousand while other borrowings decreased $3,221 thousand, and certificates of deposit decreased $616 thousand. The increase in average liabilities resulted in an increase in interest expense totaling $29 thousand. As a result of the declining interest rate environment, the cost of interest bearing liabilities decreased 61 basis points (from 1.75% to 1.14%) resulting in a reduction in interest expense totaling $305 thousand.

                                -------------------------------------------------------------------------------------------
                                                            For the Six Months Ended June 30,
                                -------------------------------------------------------------------------------------------

                                                   2003                                            2002
                                --------------------------------------------    -------------------------------------------
                                 Average          Income/        Yield (1)      Average           Income/       Yield (1)
Dollars In Thousands             Balance          Expense                       Balance          Expense
                             -------------    --------------     ---------   ------------      -----------     -----------
Earning Assets:
Investment securities (1)(2) $       36,774   $           516        2.83%   $      35,114              877         5.04%
Federal funds sold                   11,208                69        1.24%           9,145               81         1.79%
Loans (2) (3)                       169,254             6,252        7.45%         150,484            5,781         7.75%
                             --------------   ---------------    ----------  -------------     ------------    -----------
Total Earning Assets         $      217,236   $         6,837        6.35%   $     194,743            6,739         6.98%
                             ==============   ===============    ==========  =============     ============    ===========
Liabilities:
Non-interest bearing
deposits                     $       39,041   $                              $      32,388               --            --
Savings, money market, &
NOW deposits                        125,072               498        0.80%         105,563              682         1.30%
Time deposits                        61,950               702        2.29%          68,040            1,179         3.49%
Other borrowings                      6,579               136        4.17%           5,519              104         3.80%
                             --------------   ---------------    ----------  -------------     ------------    -----------
Total Liabilities            $      232,642   $         1,336        1.16%   $     211,510            1,965         1.87%
                             ==============   ===============    ==========  =============     ============    ===========
Net Interest Spread                                                  5.19%                                          5.11%
                                                                 ==========                                    ===========

                                -------------------------------------------------------------------------------------------
                                  Earning           Income                      Earning           Income
                                  Assets          (Expense)         Yield         Assets         (Expense)        Yield
                                ------------  -- -------------  ------------    -----------   -------------    -----------
Yield on average earning     $      217,236   $        6,837         6.35%   $     194,743           6,739          6.98%
assets
Cost of funding average
earning assets               $      217,236   $       (1,336)       (1.24)%  $     194,743          (1,965)        (2.04)%
                                              --------------    ----------                    -------------    -----------

Net Interest Margin          $      217,236   $        5,501         5.11%   $     194,743           4,774          4.94%
                                              ==============    ==========                    =============    ===========

     (1) Yield for period annualized on actual number of days in period and based on a 365-day year.

     (2) Income on tax-exempt securities has not been adjusted to a tax equivalent basis.

     (3) Nonaccrual loans are included in the loan totals for each period; however, only collected interest on such loans is included in interest income.

Net interest income for the first six months of 2003 increased $727 thousand, or 15.2%, over the same period of 2002. The increase is attributable to the effects of increases in volumes of earning assets and liabilities combined with the effects of decreases in the yield on average earning assets and in the cost of funding average earning assets. The increase in volumes of average earning assets and liabilities resulted in an increase in net interest income totaling $738 thousand while the decline in interest rates resulted in a decrease in net interest income totaling $11 thousand when comparing the first six months of 2003 to the same period last year.

Average earning assets increased $22,493 thousand during the first six months of 2003 as compared to the 2002. Average loans increased $18,770 thousand, federal funds sold increased $2,063 thousand, and investment securities increased $1,660 thousand. The increase in the volume of average earning assets during the first six months of 2003 as compared to the same period of last year resulted in an increase in interest income totaling $781 thousand. However, interest rates on average earning assets declined 63 basis points (from 6.98% to 6.35%) when compared to the same period in 2002, resulting in a decrease in interest income totaling $683 thousand.

Average liabilities increased $21,132 thousand during the first six months of 2003 as compared to the same period of 2002. Of that increase, average noninterest bearing deposits increased $6,653 thousand, NOW and money market accounts increased $11,955 thousand, savings accounts increased $7,554 thousand, other borrowings increased $1,060 thousand while certificates of deposit decreased $6,090 thousand. The increase in average liabilities resulted in an increase in interest expense totaling $43 thousand. As a result of the declining interest rate environment, the cost of interest bearing liabilities decreased 72 basis points (from 1.87% to 1.16%) resulting in a reduction in interest expense totaling $672 thousand.

Interest income is also affected by nonaccrual loan activity. Interest forgone or reversed on non-accrual loans during the first six months of 2003 was approximately $175 thousand. For the second quarter of 2003, interest forgone on non-accrual loans totaled $106 thousand. $23 thousand and $26 thousand of interest was collected on non-accrual loans for the second quarter of 2003 and for the first six months of 2003, respectively.

Provision for Loan Losses

The provision for loan losses for the three and six months ended June 30, 2003 was $55 and $312 thousand compared with $181 and $376 thousand for the three and six months ended June 30, 2002. Though the Company reduced the provision for loan loss (when compared to the prior year three and six month periods) the allowance for loan losses has remained consistent as a percentage of totals loans. As of June 30, 2003 the allowance for loan losses was $3,260 thousand or 1.9% of total loans, which compares to the allowance for loan losses of $3,057 thousand or 1.8% of total loans as of December 31, 2002. As of June 30, 2003, nonperforming loans totaled $2,350 thousand or 1.4% of total loans compared to $2,409 thousand or 1.5% at December 31, 2002. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio. Also see "Allowance for Loan Losses" contained herein.

Noninterest Income

Noninterest income for the second quarter of 2003 increased by $177 thousand, or 19.3%, over the same period last year. For the first six months of 2003, non-interest income increased $130 thousand, or 6.1%, compared to the first six months of 2002. During the first quarter of 2003 the Company realized gains on the sale of investment securities totaling $88 thousand. The Company realized gains from the sale of other real estate totaling $5 thousand during the second quarter of 2003 and $22 thousand during the first quarter of 2002.

Income from the sale and servicing of loans totaled $432 thousand during the second quarter of 2003, which increased by $202 thousand, or 87.8%, compared to the prior year quarter. The increased income from the sale and servicing of loans is primarily the result of increased refinancing activity of residential mortgage loans which resulted from declines in mortgage loan rates.

The income recognized on the cash surrender value of life insurance decreased $54 thousand during the second quarter and year to date for 2003 when compared to the same periods in 2002. The decrease was the result of an overall decline in interest rates in 2003 as compared to the same period in 2002. The income recognized from the increase in the cash surrender value of life insurance is exempt from income taxes. The tax effective yield of the increase in the cash surrender value of the life insurance totaled 7.1% during the second quarter of 2003 as compared to 8.2% during the second quarter of 2002. For the first six months of 2003, the tax effective yield totaled 7.2% as compared to 8.7% during the same period in 2002.

Noninterest Expenses

Noninterest expenses increased $483 thousand, or 8.0%, compared to the first six months of 2002. Personnel expense increased $444 thousand, or 14.4%. This increase is primarily due to an increase in number of full time equivalent employees, from 116 at June 30, 2002 to 133 at June 30, 2003 combined with general merit increases for existing personnel. The increase in the Company's mortgage origination activities has also lead to increased sales commissions. Occupancy expense increased $29 thousand or 6.1% of which $21 thousand is due to increased rental expense. Equipment expense increased $36 thousand, or 9.0% due to a $20 thousand increase in depreciation expense and a $15 thousand increase in equipment maintenance expense. Other noninterest expense decreased $26 thousand, or 1.3%.

Included in other noninterest expense during the second quarter of 2003 are costs totaling $94,000 associated with responding to the disruptive actions initiated by three dissident directors. Without this unanticipated expense, the increase in noninterest expense would have been 4.7% and 6.5% for the second quarter and six month period during 2003, respectively, when compared to the same period in 2002.

Income Taxes

As a result of increases in taxable income combined with a reduction in tax exempt income, the Company's provision for income taxes during the second quarter of 2003 totaled $145,000 compared to a benefit of $1,000 during the second quarter of 2002. For the first six months of 2003, the provision for income taxes totaled $269,000 as compared to $54,000 during the same period last year. The effective tax rate for the Company during the second quarter of 2003 was 28.8% as compared to a benefit of 0.5% during the second quarter of 2002. For the first six months of 2003, the Company's effective tax rate was 27.7% as compared to 10.2% for the same period in 2002.


Liquidity

The Company's primary sources of liquidity are the proceeds from the trust preferred securities combined with dividends from the Bank. The Company's primary uses of liquidity are associated with interest payments on the trust preferred securities, dividend payments made to shareholders and operating expenses.

Loan demand, deposit fluctuations, and investment leveraging opportunities are affected by a number of factors, including economic conditions, seasonality of the borrowing and deposit bases, and the general level of interest rates; therefore, the Bank's liquidity is actively managed on a daily basis. The sale of loans, sale of investment securities and use of borrowing facilities are all employed to maintain cash, federal funds sold, and short-term investments at levels commensurate with estimated liquidity needs. The Bank maintains two lines of credit with correspondent banks and has reverse repurchase agreements with two brokerage firms, which allow for short-term borrowings that are secured by investment securities. Finally, the Bank may also borrow on a short-term basis from the Federal Reserve in the event that the aforementioned liquidity sources are not adequate.

At June 30, 2003 liquidity was considered adequate given the funds available in the local deposit market, scheduled maturities of loans and investments, and the available capacity on borrowing facilities.. Compared to 2002 liquidity increased in 2003 as a result of the growth in deposit portfolio and sales and maturities of available-for-sale investment securities.


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


ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Internal Controls and Procedures

There were no changes in our internal controls over financial reporting identified in connection with the evaluation of our disclosure controls and procedures described above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially effect, our internal controls over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not Applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  The Company's Annual Meeting of Stockholders was held on April 22, 2003. At this meeting 982,215 shares of the Company's common stock were represented in person or by proxy.

                  Stockholders voted in favor of the election of ten nominees for director. The voting results for each nominee were as follows:

                  -------------------------------- -------------------------------- --------------------------------
                  Nominee                            Votes in Favor of Election              Votes Witheld
                  -------------------------------- -------------------------------- --------------------------------
                  Angelo J. Anagnos                                        974,760                            7,455
                  -------------------------------- -------------------------------- --------------------------------
                  Steven M. Coldani                                        966,125                           16,090
                  -------------------------------- -------------------------------- --------------------------------
                  Robert H. Daneke                                         974,760                            7,455
                  -------------------------------- -------------------------------- --------------------------------
                  Benjamin R. Goehring                                     963,627                           18,588
                  -------------------------------- -------------------------------- --------------------------------
                  Daniel M. Lewis                                          974,760                            7,455
                  -------------------------------- -------------------------------- --------------------------------
                  Robert H. Miller III                                     966,276                           15,939
                  -------------------------------- -------------------------------- --------------------------------
                  David M. Philipp                                         966,276                           15,939
                  -------------------------------- -------------------------------- --------------------------------
                  Weldon D. Schumacher                                     966,756                           15,459
                  -------------------------------- -------------------------------- --------------------------------
                  Kevin Van Steenberge                                     966,308                           15,907
                  -------------------------------- -------------------------------- --------------------------------
                  Leon Zimmerman                                           966,458                           15,757
                  -------------------------------- -------------------------------- --------------------------------


ITEM 5.           OTHER INFORMATION

                  Not Applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           The   exhibit   list   required   by  this   item  is
                           incorporated by reference to the Index to Exhibits filed as part of this report.

                  (b)      Reports on Form 8-K

                           A report on Form 8-K, dated July 8, 2003, was filed under report item numbers 7 and 9, concerning First Financial Bancorp's letter to shareholders in response to a June 23, 2003 dissident director letter.

                           A report on Form 8-K, dated July 25, 2003, was filed under report item numbers 7 and 9, concerning First Financial Bancorp's results of operations for the three and six month periods ending June 30, 3003.

                           A report on Form 8-K dated July 25, 2003, was filed under report item numbers 5 and 7, concerning the adoption of a Code of Conduct Policy by the Board of Directors of First Financial Bancorp and Bank of Lodi, N.A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FIRST FINANCIAL BANCORP

                                    By:


Date: August 12, 2003               /s/ Allen R. Christenson
      ---------------               ------------------------
                                    Allen R. Christenson
                                    Senior Vice President
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

                                INDEX TO EXHIBITS


Exhibit   Description

31.1      Certification  of  Registrant's  Chief Executive  Officer  Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2003

31.2      Certification  of  Registrant's  Chief Financial  Officer  Pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2003

32.1 Certification of Registrant's Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2 Certification of Registrant's Chief Financial Officer Pursuant to 18 U.S.C. Section 1350