Form 10-Q
period 2003-09-30
FIRST FINANCIAL BANCORP /CA/
filed 2003-11-14
CIK 729502

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

                     For the period ended September 30, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

   For the transition period from ____________________ to ____________________

                        Commission File Number : 0-12499

                             First Financial Bancorp
                             -----------------------
             (Exact name of registrant as specified in its charter)

               California                                       94-28222858
               ----------                                       -----------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

 701 South Ham Lane,  Lodi,  California                           95242
 --------------------------------------                           -----
(Address of principal executive offices)                        (Zip Code)

                                 (209) 367-2000
                                 --------------
              (Registrant's telephone number, including area code)

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

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                    [   ] Yes         [ X ] No

         As of October 31, 2003 there were 1,621,104 shares of Common Stock, no par value, outstanding.
================================================================================

                             FIRST FINANCIAL BANCORP

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Financial Statements ...............................................  1

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..............................................  8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......... 17

Item 4.  Controls and Procedures ............................................ 17

                                     PART II

Item 1.  Legal Proceedings .................................................. 18

Item 2.  Changes in Securities and Use of Proceeds .......................... 18

Item 3.  Defaults Upon Senior Securities .................................... 18

Item 4.  Submission of Matters to a Vote of Security Holders................. 18

Item 5.  Other Information .................................................. 18

Item 6.  Exhibits and Reports on Form 8-K ................................... 18

Signatures .................................................................. 19

Index to Exhibits ........................................................... 20

ITEM 1. FINANCIAL STATEMENTS

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                       (in thousands except share amounts)

                                                             Sept. 30,  Dec. 31,
Assets                                                         2003       2002
                                                             --------   --------
Cash and due from banks                                      $ 18,030   $ 14,988
Federal funds sold and securities purchased under resale
    agreements                                                  2,709     19,634
Investment securities available for sale, at fair value        68,650     33,125
Loans held for sale                                             5,610      7,578

Loans, net of deferred loan fees                              171,806    157,147
Less allowance for loan losses                                  3,264      3,057
                                                             --------   --------

  Net loans                                                   168,542    154,090

Premises and equipment, net                                     6,632      6,745
Accrued interest receivable                                     1,247        772
Other assets                                                   18,527     18,314
                                                             --------   --------

    Total Assets                                             $289,947   $255,246
                                                             ========   ========

Liabilities and Stockholders' Equity

Liabilities:
    Deposits:
       Noninterest bearing                                   $ 42,416   $ 34,673
       Interest bearing                                       217,545    176,006
                                                             --------   --------

          Total deposits                                      259,961    210,679

    Accrued interest payable                                      185        144
    Short term borrowings                                        --       14,885
    Other liabilities                                           5,080      5,268
    Obligated mandatorily redeemable capital
       securities of subsidiary trust                           5,000      5,000
                                                             --------   --------

    Total liabilities                                         270,226    235,976
                                                             --------   --------

Stockholders' equity:
    Preferred stock - no par value; authorized
          1,000,000 shares; no shares issued
          and outstanding                                        --         --
    Common stock - no par value; authorized
          9,000,000 shares; issued and outstanding
          in 2003 and 2002, 1,621,104 and 1,621,837,
          respectively                                         10,092     10,143
    Retained earnings                                           9,564      8,672
     Accumulated other comprehensive income                        65        455
                                                             --------   --------

          Total stockholders' equity                           19,721     19,270
                                                             --------   --------

                                                             $289,947   $255,246
                                                             ========   ========

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)
                     (in thousands except per share amounts)

                                                                        Three Months Ended                     Nine Months Ended
                                                                            September 30,                        September 30,
                                                                      -------------------------            -------------------------
                                                                        2003             2002               2003              2002
                                                                      -------           -------            -------           -------
Interest income:
    Loans, including fees                                             $ 2,996           $ 3,081            $ 9,248           $ 8,862
    Investment securities:
       Taxable                                                            110               389                563             1,177
       Exempt from federal taxes                                           65                39                128               128
    Federal funds sold                                                     25                30                 94               111
                                                                      -------           -------            -------           -------
            Total interest income                                       3,196             3,539             10,033
                                                                                                                              10,278

Interest expense:
    Deposit accounts                                                      680               702              1,880             2,563
    Other borrowings                                                       70                97                206               201
                                                                      -------           -------            -------           -------
            Total interest expense                                        750               799              2,086             2,764
                                                                      -------           -------            -------           -------
        Net interest income                                             2,446             2,740              7,947             7,514

Provision for loan losses                                                --                 162                312               538
                                                                      -------           -------            -------           -------
        Net interest income after provision for
           loan losses                                                  2,446             2,578              7,635             6,976
Noninterest income:
     Gain on sale of investment securities                               --                 341                 88               603
     Gain (loss) on sale of other real estate                            --                  (6)                 5                16
     Gain on sale of loans                                                313               296                939               670
     Service charges                                                      424               404              1,233             1,181
     Premiums and fees from SBA and mortgage
         operations                                                       135               114                376               296
     Increase in cash surrender value of life
         insurance                                                        121               156                404               493

     Miscellaneous                                                         98               113                316               299
                                                                      -------           -------            -------           -------
        Total non-interest income                                       1,091             1,418              3,361             3,558

Noninterest expense:
     Salaries and employee benefits                                     1,756             1,644              5,276             4,720
     Occupancy                                                            289               271                795               764
     Equipment                                                            207               252                645               654
     Other                                                              1,081               913              3,106             2,948
                                                                      -------           -------            -------           -------
        Total non-interest expense                                      3,333             3,080              9,822             9,086
                                                                      -------           -------            -------           -------
Income before provision for income taxes                                  204               916              1,174             1,448

Provision for income tax (benefit) expense                                 13               304                282               358
                                                                      -------           -------            -------           -------
        Net income                                                    $   191           $   612            $   892           $ 1,090
                                                                      =======           =======            =======           =======

Earnings per share:
         Basic                                                        $  0.12           $  0.37            $  0.55           $  0.66
                                                                      =======           =======            =======           =======

         Diluted                                                      $  0.11           $  0.36            $  0.52           $  0.64
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

Nine Months Ended September 30, 2003

                                                                                                         Accumulated
                                                  Common        Common                                      Other
                                                  Stock          Stock     Comprehensive     Retained   Comprehensive
            Description                           Shares        Amounts        Income        Earnings       Income        Total
---------------------------------------        -----------    -----------  -------------    -----------   -----------   -----------
Balance at December 31, 2002                     1,621,837    $    10,143                         8,672           455        19,270

Comprehensive income:
   Net income                                                                $       892            892                         892
                                                                             ----------
   Other comprehensive income:
      Unrealized holding loss
        arising during the current
        period, net of tax effect
        of $235                                                                     (338)
      Reclassification adjustment
        due to gains realized, net of
        tax effect of $36                                                            (52)
      Total other comprehensive
          income, net of
          tax effect of $271                                                                                    (390)          (390)
                                                                              ----------
                                                                                    (390)
                                                                              ----------
      Comprehensive income                                                    $      502
                                                                              ==========
Options exercised                                    8,261            101                                                       101
Stock repurchase                                     8,994           (152)                                                     (152)
                                               -----------    -----------                   -----------   -----------   -----------
Balance at September 30, 2003                    1,621,104    $    10,092                         9,564            65        19,721
                                               ===========    ===========                   ===========   ===========   ===========

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)
                         Nine Months Ended September 30,

                                                                                                         2003                2002
                                                                                                       --------            --------
Cash flows from operating activities:
Net income                                                                                             $    892            $  1,090
     Adjustments to reconcile net income to net cash
     Provided by (used in) operating activities:
          (Decrease) increase in deferred loan income                                                       (60)                 84
          Depreciation and amortization                                                                   2,103               1,313
          Provision for loan losses                                                                         312                 538
          Gain on sale of securities                                                                        (88)               (603)
          Loans held for sale:
              Loans originated                                                                          (56,298)            (31,793)
              Proceeds from sale                                                                         59,205              30,151
              Gain on sale of loans                                                                        (939)               (670)
          Gain on sale of other real estate owned                                                            (5)                (16)
          (Increase) decrease in accrued interest
          receivable                                                                                       (475)                179
          Increase (decrease) in accrued interest payable                                                    41                (160)
          (Decrease) increase in other liabilities                                                         (188)                479
          Increase in cash surrender value of life insurance                                               (404)               (493)
          Decrease (increase) in other assets                                                                77              (2,208)
                                                                                                       --------            --------
                  Net cash provided by (used in) operating activities                                     4,173              (2,109)

Cash flows from investing activities:
    Investment securities available-for-sale
       Purchases                                                                                        (62,474)            (25,892)
       Proceeds from prepayments                                                                         24,149               9,597
       Proceeds from maturity                                                                                --               3,600
       Proceeds from sale                                                                                 1,056              23,487
    Net increase in loans made to customers                                                             (14,777)            (19,440)
    Proceeds from sale of other real estate                                                                 334                 296
    Purchases of bank premises and equipment                                                               (690)             (618))
                                                                                                       --------            --------
                  Net cash used in investing activities                                                 (52,402)             (8,970)


Cash flows from financing activities:
    Net increase in deposits                                                                             49,282               8,989
    Proceeds from issuance of company obligated
      mandatorily redeemable securities of subsidiary trust                                                  --               5,000
    (Decrease) increase in other borrowings                                                             (14,885)              4,059
    Payments for repurchase of common stock                                                                (152)               (162)
    Proceeds from issuance of common stock                                                                  101                 281
                                                                                                       --------            --------
                  Net cash provided by financing activities                                              34,346              18,167

                  Net (decrease) increase in cash and cash
                    equivalents                                                                         (13,883)              7,088

Cash and cash equivalents at beginning of period                                                         34,622              19,457
                                                                                                       --------            --------
Cash and cash equivalents at end of period                                                             $ 20,739            $ 26,545
                                                                                                       ========            ========
Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest payments                                                                    $  2,045            $  2,924
    Cash paid for taxes                                                                                     230                 707
    Loans transferred to other real estate owned                                                             73                  --
    Unrealized (loss) gain on available-for-sale securities, net of tax                                    (338)                657

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    September 30, 2003 and December 31, 2002
                                   (Unaudited)

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

         Basis of Presentation

         The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.

         Certain amounts in the prior year have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported income.

         These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's 2002 Annual Report on Form 10-K. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

         During the first quarter of 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), for stock-based compensation, effective as of January 1, 2003. Under the provisions of Statement 148, the Company has adopted the prospective method whereby stock-based employee compensation expense is recognized as awards are granted, modified or settled.

         The following table presents the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.


                                                                                   Three Month Period           Nine Month Period
                                                                                    Ended September 30,         Ended September 30,
                                                                                   --------------------        --------------------
                                                                                    2003          2002          2003          2002
                                                                                   ------        ------        ------        ------
Net income, as reported (in thousands)                                             $  191           612           892         1,090
     Add: Stock based employee compensation expense included
     in reported net income, net of tax effects                                         1            --             2            --
     Deduct: Stock based employee compensation determined under
     fair value based method for all awards, net of tax effects                       (12)          (16)          (24)          (39)
                                                                                   ------        ------        ------        ------
     Pro forma net income                                                             180           596           870         1,051
                                                                                   ======        ======        ======        ======

Earnings per share-basic
     As reported                                                                   $ 0.12          0.37          0.55          0.66
     Pro-forma
Earnings per share-assuming dilution
     As reported                                                                   $ 0.11          0.36          0.52          0.64
     Pro-forma


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

         The following tables provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation for the three and nine month periods ending September 30, 2003 and 2002:

                                            Income         Shares      Per-Share
Three months ended September 30, 2003     (numerator)   (denominator)   Amount
------------------------------------------------------------------------------
Basic earnings per share                   $ 191,000      1,626,893      $.12
Effect of dilutive securities                     --        114,770        --
                                           ---------      ---------
Diluted earnings per share                 $ 191,000      1,741,663      $ 11
                                           =========      =========

                                            Income         Shares      Per-Share
Three months ended September 30, 2002     (numerator)   (denominator)   Amount
------------------------------------------------------------------------------
Basic earnings per share                   $ 612,000      1,642,422      $.37
Effect of dilutive securities                     --         55,626        --
                                           ---------      ---------
Diluted earnings per share                 $ 612,000      1,698,048      $.36
                                           =========      =========

                                            Income         Shares      Per-Share
Nine months ended September 30, 2003      (numerator)   (denominator)   Amount
------------------------------------------------------------------------------
Basic earnings per share                  $  892,000      1,628,906      $ .55
Effect of dilutive securities                     --         93,131         --
                                          ----------     ----------
Diluted earnings per share                $  892,000      1,722,037      $ .52
                                          ==========     ==========

                                            Income         Shares      Per-Share
Nine months ended September 30, 2002      (numerator)   (denominator)   Amount
------------------------------------------------------------------------------
Basic earnings per share                  $1,090,000      1,648,865      $ .66
Effect of dilutive securities                     --         56,116         --
                                          ----------     ----------
Diluted earnings per share                $1,090,000      1,704,981      $ .64
                                          ==========     ==========


(3) Investment Securities

         During the three month period ending September 30, 2003, interest income for investment securities was reduced as a result of accelerated prepayments of mortgage backed securities and collateralized mortgage obligations (MBS/CMO) combined with the impact from general declines in interest rates. As a result of the accelerated prepayments, the Company was required to accelerate the amortization of premiums paid to purchase MBS/CMO securities.

(4) Allowance for Loan Losses

         The following summarizes changes in the allowance for loan losses for the nine month periods ended September 30, 2003 and 2002 and the twelve month period ended December 31, 2002:

(in thousands)                                9/30/03      9/30/02      12/31/02
                                              -------      -------      -------
Balance at beginning of period                $ 3,057        2,668        2,668
  Loans charged off                              (134)        (146)        (270)
  Recoveries                                       29           30           34
  Provisions charged to operations                312          538          625
                                              -------      -------      -------
Balance at end of period                      $ 3,264        3,090        3,057
                                              =======      =======      =======


(5) Impact Of Recently Issued Accounting Standards

         In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin ("ARB") 51, consolidated financial statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. The interpretation's effective date was postponed from June 30, 2003 to December 31, 2003 and requires existing variable interest entities to be consolidated if those entities do not effectively disburse risks among parties involved. Management does not expect this Interpretation to have a material impact to the consolidated financial statements.

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

Summary

The Company recorded net income totaling $892 thousand for the nine month period ended September 30, 2003, representing a decrease of $198 thousand or 18.2% over net income of $1,090 thousand for the same period in 2002 and had net income of $191 thousand for the three month period ended September 30, 2003, representing a decrease of $421 thousand or 68.8% over net income of $612 thousand for the same period in 2002.

Included in net income during the nine month period ending September 30, 2002 were gains on the sale of investment securities totaling $603 thousand. During the same period in 2003, gains on the sale of investment securities totaled $88 thousand, a reduction of $515 thousand from the prior year. Additionally, during the nine month period ending September 30, 2003, the Company incurred unanticipated costs totaling $158 thousand in response to disruptive actions initiated by three dissident directors.

During the third quarter of 2002, the Company reported gains on the sale of investment securities totaling $341 thousand. The Company did not sell any securities during the third quarter of 2003. In addition, during the third quarter of 2003, the Company incurred unanticipated costs totaling $64 thousand in response to disruptive actions initiated by three dissident directors.

Additionally, on September 2, 2003 the Company opened a new full service branch in downtown Sacramento, adding its ninth full service branch. The addition of the Downtown Sacramento Branch further enhances the Company's ability to market within the greater Sacramento Area, adding to the existing Sacramento area branches which are located in Elk Grove and Folsom.

Changes in Financial Condition

Consolidated total assets as of September 30, 2003 were $290 million, which represents an increase of $34,701 thousand, or 13.6% above the amount reported at December 31, 2002. The increase in total assets was attributable to a $49,282 thousand, or 23.4% increase in total deposits net of a decrease in short term borrowings totaling $14,885 thousand, or 100.0% since December 31, 2002.

During the first nine months of 2003, the growth in deposits resulted primarily from an increase of $41,539 thousand, or 23.6% in interest bearing deposits combined with a $7,743 thousand or 22.3% increase in non-interest bearing deposits. The interest bearing deposit growth consisted of an increase of $19,637 thousand, or 35.3%, $9,996 thousand, or 33.0%, $6,722 thousand, or
17.0%, and $5,184 thousand, or 10.2% in certificates of deposit, money market accounts, savings accounts and NOW accounts, respectively.

The increase in total assets included an increase of $35,525 thousand, or 107.2%, in investment securities, an increase totaling $12,631 thousand, or 7.6%, in gross loans combined with a $16,925 thousand, or 86.2%, decrease in federal funds sold as compared to December 31, 2002. The net increase in gross loans is primarily the result of increases of $8,643 thousand, or 13.7%, $4,058 thousand, or 28.4%, and $2,896 thousand, or 10.9%, in real estate loans, agricultural loans, and commercial loans, respectively, combined with a decrease of $1,198 thousand, or 5.8%, in construction loans.

Allowance for Loan Losses

The  allowance  for loan  losses  (the  "allowance")  is  established  through a provision  for  possible  loan  losses  charged to  expense.  The  allowance  at
September 30, 2003 was in excess of the December 31, 2002 allowance by $207 thousand, or 6.8%, as a result of a provision of $312 thousand combined with net charge-offs of $105 thousand. During the first nine months of 2003, nonperforming loans decreased by $49 thousand, to $2,360 thousand. Management continues to actively work to resolve the nonperforming loans, the majority of which are secured by real estate and, in the opinion of management, are well collateralized. Management believes that the allowance at September 30, 2003 is adequate to absorb known and reasonably estimated loan losses. However, there can be no assurances that future economic events may not negatively impact the Bank's borrowers, thereby causing loan losses to exceed the current allowance.

The following tables depict activity in the allowance for loan losses and allocation of reserves for and at the nine and twelve months ended September 30, 2003 and December 31, 2002, respectively:

                                             Nine Months Ended    Year Ended
                                               September 30,      December 31,
                                                    2003             2002
                                                  -------          -------
Balance at beginning of period                    $ 3,057          $ 2,668
   Charge-offs:
     Commercial                                       (88)            (178)
     Real estate                                       --              (62)
     Consumer                                         (46)             (30)
                                                  -------          -------
  Total charge-offs                                  (134)            (270)
  Recoveries:
     Commercial                                        25               26
     Real estate                                       --               --
     Consumer                                           4                8
                                                  -------          -------
  Total recoveries                                     29               34
                                                  -------          -------
Net charge-offs                                      (105)            (236)
Provision charged to operations                       312              625
                                                  -------          -------
Balance at end of period                          $ 3,264          $ 3,057
                                                  =======          =======

Allocation of the Allowance for Loan Losses

                                        9/30/03          9/30/03        12/31/02         12/31/02
Loan Category                            Amount        % of Loans         Amount        % of Loans
-------------                            ------        ----------         ------        ----------
Commercial and other real estate       $  2,212           87.27%        $  2,182           85.77%
Real estate construction                    992           11.18%             807           12.38%
Installment and other                        60            1.55%              68            1.85%
                                       --------          ------         --------          ------
                                       $  3,264          100.00%        $  3,057          100.00%
                                       ========          ======         ========          ======

Investments

Investment securities increased $35,525 thousand, or 107.2%, from December 31, 2002 to September 30, 2003. This increase resulted from the purchase of investment securities totaling $62,474 thousand net of prepayments on mortgage-backed securities totaling $24,149 thousand and sales of investment securities totaling $1,056 thousand. The Company realized gross gains totaling $88 thousand on the sale of investment securities during the first quarter of 2003.

Equity

Consolidated equity increased $451 thousand from December 31, 2002 to September 30, 2003. Consolidated equity represented 6.80% and 7.55% of consolidated assets at September 30, 2003 and December 31, 2002, respectively. The increase in equity during 2003 resulted from earnings of $892 thousand for the nine months ended September 30, 2003 and $101 thousand in cash received on the exercise of stock options combined with reductions to equity totaling $152 thousand resulting from stock repurchases and a $390 thousand decline in the after-tax market value of the available-for-sale investment securities portfolio. The decline in the investment security portfolio's market value resulted from gains realized on the sale of investment securities combined with the effects of changes in interest rates at September 30, 2003 compared to December 31, 2002.

The total risk-based capital ratio for the Company's wholly owned subsidiary, Bank of Lodi was 10.98% at September 30, 2003 compared to 11.16% at December 31, 2002.

Changes in Results of  Operations  - Three and Nine Months ended  September  30,
2003

Summary of Earnings Performance

                                                      Three Months Ended                    Nine Months Ended
                                                         September 30,                        September 30,
                                                  -------------------------              ------------------------
                                                   2003                2002               2003              2002
                                                  ------              -----              -----            -------
Earnings (in thousands)                           $  191              $ 612              $ 892            $ 1,090

Basic earnings per share                          $ 0.12              $ 0.37             $ 0.55           $  0.66

Diluted earnings per share                        $ 0.11              $ 0.36             $ 0.52           $  0.64

Return on average assets                            0.27%               1.01%              0.44%             0.62%

Return on average equity                            3.86%              12.97%              6.10%             7.90%

Average equity to average assets                    6.93%               7.75%              7.15%             7.79%

Dividend Payout Ratio                                 --                  --                 --                --


Net Interest Income

The following tables provides a detailed analysis of the net interest spread and net interest margin for the periods indicated:


                                             --------------------------------------------------------------------------------------
                                                                      For the Three Months Ended September 30,
                                             --------------------------------------------------------------------------------------
                                                               2003                                          2002
                                             -----------------------------------------      ---------------------------------------
                                             Average          Income/                       Average         Income/
Dollars In Thousands                         Balance          Expense          Yield(1)     Balance         Expense         Yield(1)
                                             --------         --------         -------      --------        --------        -------
Earning Assets:
Investment securities(1)(2)                  $ 68,213         $    175            1.03%     $ 36,766             428           4.67%
Federal funds sold                              9,938               25            1.01%        7,020              30           1.71%
Loans(2)(3)                                   171,891            2,996            6.99%      160,315           3,081           7.71%
                                             --------         --------         -------      --------        --------        -------
Total Earning Assets                         $250,042         $  3,196            5.13%     $204,101           3,539           6.95%
                                             ========         ========         =======      ========        ========        =======
Liabilities:
Non-interest bearing
deposits                                     $ 43,769         $                             $ 37,053            --              --
Savings, money market,
  & NOW deposits                              137,127              290            0.85%      118,508             332           1.12%
Time deposits                                  76,948              390            2.03%       56,347             370           2.63%
Other borrowings                                8,541               70            3.29%       10,613              97           3.67%
                                             --------         --------         -------      --------        --------        -------
Total Liabilities                            $266,385         $    750            1.13%     $222,521             799           1.44%
                                             ========         ========         =======      ========        ========        =======
Net Interest Spread                                                               4.00%                                        5.51%
                                                                               =======                                      =======

                                           --------------------------------------------------------------------------------------
                                           Earning          Income                       Earning           Income
                                           Assets         (Expense)          Yield        Assets          (Expense)         Yield
                                           ------         ---------          -----        ------          ---------         -----
Yield on average earning
  assets                                  $250,042        $  3,196            5.13%      $204,101           3,539            6.95%
Cost of funding average
earning assets                            $250,042            (750)          (1.20%)     $204,101            (799)          (1.57)%
                                                          --------            ----                          -----            ----
Net Interest Margin                       $250,042        $  2,446            3.93%      $204,101           2,740            5.38%
                                                          ========            ====                          =====            ====

         (1) Yield for period annualized on actual number of days in period and based on a 365-day year.

         (2) Income on tax-exempt securities has not been adjusted to a tax equivalent basis.

         (3) Nonaccrual loans are included in the loan totals for each period; however, only collected interest on such loans is included in interest income.

Net interest income for the third quarter of 2003 decreased $294 thousand, or 10.7%, over the same quarter of 2002. The change is attributable to the effects of increases in volumes of earning assets and liabilities combined with the effects of decreases in the yield on average earning assets and in the cost of funding average earning assets. The increase in volumes of average earning assets and liabilities resulted in an increase in net interest income totaling $431 thousand while the decline in interest rates resulted in a decrease in net interest income totaling $725 thousand when comparing the third quarter of 2003 to the same period last year.

Average earning assets increased $45,941 thousand during the third quarter of 2003 as compared to the third quarter of 2002. Average loans increased $11,576 thousand, federal funds sold increased $2,918 thousand, and investment securities increased $31,447 thousand. When comparing the third quarter of 2003 to the third quarter of 2002, the increase in the volume of average earning assets resulted in an increase in interest income totaling $601 thousand.
However, interest rates on average earning assets declined 183 basis points (from 6.95% to 5.13%) when compared to the same period in 2002, resulting in a decrease in interest income totaling $944 thousand, for a net decline in interest income totaling $343 thousand.

In addition, during the third quarter of 2003, interest income for investment securities was reduced as a result of continued accelerated prepayments of mortgage backed securities and collateralized mortgage obligations (MBS/CMO) combined with the impact from general declines in interest rates. As a result of the accelerated prepayments, the Company was required to accelerate the amortization of premiums paid to purchase MBS/CMO securities. During the third quarter of 2003, the Company received proceeds from prepayments of MBS/CMO totaling $15,749 thousand as compared to proceeds totaling $8,400 thousand during the first six months of 2003 and proceeds totaling $2,890 thousand during the third quarter of 2002. As a result of increased liquidity during the third quarter of 2003 (resulting primarily from increased deposits combined with the proceeds from prepayments of MBS/CMO), the Company purchased $37,362 thousand in investment securities. The purchases represent a 78% increase in the balance of investment securities owned by the Company at June 30, 2003. These securities were purchased with a weighted average yield of 2.45% and a weighted average life of 3.45 years. Hence, the effect of the accelerated amortization combined with the purchases of investment securities during a lower interest rate environment resulted in a reduction in the yield of the investment securities from 2.16% during the second quarter of 2003 to 1.03% during the third quarter of 2003. At September 30, 2003, the investment securities portfolio is projected to yield 2.24% with an average life of 3.05 years. While the direction of future interest rates and the prepayment pattern of MBS/CMO is uncertain, management does not anticipate the accelerated level of prepayments experienced during the third quarter of 2003 to continue throughout the remainder of the year.

When compared to the same period last year, average liabilities increased $43,864 thousand during the third quarter of 2003. Of that increase, average noninterest bearing deposits increased $6,716 thousand, NOW and money market accounts increased $11,084 thousand, savings accounts increased $7,535 thousand and certificates of deposit increased $20,601 thousand while other borrowings decreased $2,072 thousand. The increase in average liabilities resulted in an increase in interest expense totaling $170 thousand. As a result of the declining interest rate environment, the cost of interest bearing liabilities decreased 31 basis points (from 1.44% to 1.13%) resulting in a reduction in interest expense totaling $219 thousand.

                                             --------------------------------------------------------------------------------------
                                                                       For the Nine Months Ended September 30,
                                             --------------------------------------------------------------------------------------
                                                               2003                                          2002
                                             -----------------------------------------      ---------------------------------------
                                             Average          Income/                       Average         Income/
Dollars In Thousands                         Balance          Expense          Yield(1)     Balance         Expense         Yield(1)
                                             --------         --------         -------      --------        --------        -------
Earning Assets:
Investment securities(1)(2)                  $ 47,359         $    691            1.95%     $ 35,690           1,305           4.89%
Federal funds sold                             10,803               94            1.16%        8,428             111           1.76%
Loans(2)(3)                                   170,133            9,248            7.27%      152,858           8,862           7.75%
                                             --------         --------         -------      --------        --------        -------
Total Earning Assets                         $228,295         $ 10,033            5.88%     $196,976          10,278           6.98%
                                             ========         ========         =======      ========        ========        =======
Liabilities:
Non-interest bearing
deposits                                     $ 40,631         $                             $ 33,954             --             --
Savings, money market,
  & NOW deposits                              129,121              788            0.82%      109,919           1,015           1.23%
Time deposits                                  67,005            1,092            2.18%       64,105           1,549           3.23%
Other borrowings                                7,253              206            3.80%        8.791             200           3.04%
                                             --------         --------         -------      --------        --------        -------
Total Liabilities                            $244,010         $  2,086            1.14%     $216,990           2,764           1.70%
                                             ========         ========         =======      ========        ========        =======
Net Interest Spread                                                               4.74%                                        5.28%
                                                                               =======                                      =======

                                           --------------------------------------------------------------------------------------
                                           Earning          Income                       Earning           Income
                                           Assets         (Expense)          Yield        Assets          (Expense)         Yield
                                           ------         ---------          -----        ------          ---------         -----
Yield on average earning
  assets                                  $228,295        $ 10,033            5.88%      $196,976          10,278            6.98%
Cost of funding average
earning assets                            $228,295        $ (2,086)          (1.23)%     $196,976          (2,764)          (1.88)%
                                                          --------            ----                         ------            ----
Net Interest Margin                       $228,295        $  7,947            4.65%      $196,976           7,514            5.10%
                                                          ========            ====                         ======            ====

         (1) Yield for period annualized on actual number of days in period and based on a 365-day year.

         (2) Income on tax-exempt securities has not been adjusted to a tax equivalent basis.

         (3) Nonaccrual loans are included in the loan totals for each period; however, only collected interest on such loans is included in interest income.

During the first nine months of 2003, net interest income increased $433 thousand, or 5.8%, over the same period of 2002. The increase is the result of increases in volumes of earning assets and liabilities combined with the effects of decreases in the yield on average earning assets and in the cost of funding average earning assets. An increase in net interest income totaling $1,243 thousand resulted from the increase in volumes of average earning assets and liabilities while the decline in interest rates resulted in a decrease in net interest income totaling $810 thousand when comparing the first nine months of 2003 to 2002.

During the first nine months of 2003, average earning assets increased $31,319 thousand when compared to the same period of 2002. Average loans increased $17,275 thousand, federal funds sold increased $2,375 thousand, and investment securities increased $11,669 thousand. The September 30, 2003 year-to-date increase in the volume of average earning assets resulted in an increase in interest income totaling $1,459 thousand when compared to the September 30, 2002 year-to-date figures. However, interest rates on average earning assets declined 110 basis points (from 6.98% to 5.88%) when compared to the same period in 2002, resulting in a decrease in interest income totaling $1,704 thousand.

In addition, during the first nine months of 2003, interest income for investment securities was reduced as a result of accelerated prepayments of mortgage backed securities and collateralized mortgage obligations (MBS/CMO) combined with the impact from general declines in interest rates. As a result of the accelerated prepayments, the Company was required to accelerate the amortization of premiums paid to purchase MBS/CMO securities. During the first nine months of 2003, the Company received proceeds from prepayments of MBS/CMO totaling $24,149 thousand versus proceeds totaling $9,597 thousand during the same period in 2002. As a result of increased liquidity during the third quarter of 2003 (resulting primarily from increased deposits combined with the proceeds from prepayments of MBS/CMO), the Company purchased $62,474 thousand in investment securities. The purchases represent an increase of 189% in the balance of investment securities owned by the Company at December 31, 2002. These securities were purchased with a weighted average yield of 2.56% and a weighted average life of 3.03 years. At September 30, 2003, the investment securities portfolio is projected to yield 2.24% with an average life of 3.05 years. While the direction of future interest rates and the prepayment pattern of MBS/CMO is uncertain, management does not anticipate the accelerated level of prepayments experienced during the third quarter of 2003 to continue throughout the remainder of the year.

Average liabilities increased $27,241 thousand during the first nine months of 2003 as compared to the same period of 2002. Of that increase, average noninterest bearing deposits increased $6,677 thousand, NOW and money market accounts increased $11,657 thousand, savings accounts increased $7,545 thousand, certificates of deposit increased $2,900 thousand while other borrowings decreased $1,538. An increase in interest expense totaling $216 thousand resulted from the increased volume in average liabilities. As a result of the decline in interest rates from 2003 to 2002, the cost of interest bearing liabilities decreased 56 basis points (from 1.70% to 1.14%) resulting in a reduction in interest expense totaling $894 thousand.

Nonaccrual loan activity also affects interest income. Interest forgone or reversed on nonaccrual loans during the first nine months of 2003 was approximately $251 thousand and approximately $76 thousand for the third quarter of 2003. Interest was collected on nonaccrual loans for the first nine months of 2003 and for the third quarter of 2003 in the amount of $35 thousand and $9 thousand, respectively.

Provision for Loan Losses

The provision for loan losses for the three and nine months ended September 30, 2003 was $0 and $312 thousand compared with $162 and $538 thousand for the three and nine months ended September 30, 2002. Though the Company reduced the provision for loan loss (when compared to the prior year three and nine month periods) the allowance for loan losses has remained consistent as a percentage of total loans. As of September 30, 2003 the allowance for loan losses was $3,264 thousand or 1.8% of total loans, which compares to the allowance for loan losses of $3,057 thousand or 1.8% of total loans as of December 31, 2002. As of September 30, 2003, nonperforming loans totaled $2,360 thousand or 1.3% of total loans compared to $2,409 thousand or 1.5% at December 31, 2002. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio. Also see "Allowance for Loan Losses" contained herein.

Noninterest Income

Noninterest income for the three and nine months ended September 30, 2003 decreased by $327 thousand, or 23.1%, and $197 thousand, or 5.5%, when compared to the same periods in 2002. The decreases are primarily the result of reductions in the gains realized on the sale of investment securities totaling $341 thousand and $515 thousand during the three and nine months ending September 30, 2003. During the third quarter of 2003, the Company did not sell any investment securities. During the third quarter of 2002, the Company realized gains on the sale of investment securities totaling $341 thousand. During the first nine months of 2003, the Company realized gains on the sale of investment securities totaling $88 thousand compared to $603 thousand for the same period of 2002. In addition, the Company realized gains from the sale of other real estate totaling $5 thousand and $16 thousand during the first nine months of 2003 and 2002, respectively.

Income from the sale and servicing of loans totaled $448 thousand during the third quarter of 2003, which increased by $38 thousand, or 9.3%, compared to the prior year quarter. During the first nine months of 2003, income from the sale and servicing of loans totaled $1,315 thousand, an increase of $349 thousand or 36.1% over the same period of 2002. The decline in mortgage loan rates during 2002 and 2003 led to increased refinancing activity of residential mortgage loans resulting in increased income from the sale and servicing of those loans.

The income recognized on the cash surrender value of life insurance decreased $35 thousand and $89 thousand, during the third quarter and year to date for 2003, respectively, when compared to the same periods in 2002. The decrease was the result of an overall decline in interest rates in 2003 as compared to the same period in 2002. The income recognized from the increase in the cash surrender value of life insurance is exempt from income taxes. The tax effective yield of the increase in the cash surrender value of the life insurance totaled 7.1% during the third quarter of 2003 as compared to 8.2% during the third quarter of 2002. For the first nine months of 2003, the tax effective yield totaled 6.8% as compared to 5.9% during the same period in 2002.

Noninterest Expenses

Noninterest expenses increased $253 thousand, or 8.2%, and $736 thousand, or 8.1%, when comparing the three and nine month periods ending September 30, 2003 to the same periods of 2002. Personnel expense increased $112 thousand, or 6.8% and $556 thousand, or 11.8% when comparing the three and nine month periods ending September 30, 2003 to 2002. This increase is primarily due to general merit increases for existing personnel combined with an increase in number of full time equivalent employees, from 122 at September 30, 2002 to 136 at September 30, 2003. Four of the additional full time equivalent employees were new hires for the Sacramento branch. The increase in the Company's mortgage origination activities has also led to increased sales commissions. When comparing the first nine months of 2003 to 2002, occupancy expense increased $31 thousand or 4.1% of which $20 thousand is due to increased taxes, insurance and utilities. Occupancy expense increased $18 thousand, or 6.6% when comparing the third quarter of 2003 to 2002. Equipment expense during the first nine months of 2003 decreased $9 thousand, or 1.4% when compared to 2002 and is due to a $17 thousand decrease in depreciation expense and a $7 thousand increase in equipment maintenance expense. During the third quarter of 2003, equipment expense decreased $45 thousand, or 17.9%, when compared to the third quarter of 2002. For the three and nine month periods ended September 30, 2003, other noninterest expense increased $168 thousand, or 18.4% and $158 thousand, or 5.4%, respectively, when compared to the same periods of 2002.

Included in other noninterest expense during the three and nine month periods ended September 30, 2003 are costs totaling $64 thousand and $158 thousand associated with responding to the disruptive actions initiated by three dissident directors. Without this unanticipated expense, other noninterest expense would have increased $104 thousand, or 11.3% and would have been unchanged during the three and nine month periods during 2003 when compared to the same period in 2002.

Income Taxes

As a result of increases in tax exempt income combined with reduced taxable income, the Company's income tax provision for the third quarter of 2003 was $13,000 compared to a tax provision of $304,000 during the third quarter of 2002. For the first nine months of 2003, the provision for income taxes totaled $282,000 as compared to $358,000 during the same period last year. During the third quarter of 2003 the Company had an effective tax rate of 6.4% compared to 33.2% during the third quarter of 2002. For the first nine months of 2003, the Company's effective tax rate was 24.0% as compared to 24.7% for the same period in 2002.

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

At September 30, 2003 liquidity was considered adequate given the funds available in the local deposit market, scheduled maturities of loans and investments, and the available capacity on borrowing facilities. Compared to 2002 liquidity decreased in 2003 primarily as a as a result of reductions in short term borrowings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While there are several varieties of market risk, the market risk material to the Company and the Bank is interest rate risk. Within the context of interest rate risk, market risk is the risk of loss due to changes in market interest rates that have an adverse effect on net interest income, earnings, capital or the fair value of financial instruments. Exposure to this type of risk is a regular part of a financial institution's operations. The fundamental activities of making loans, purchasing investment securities, and accepting deposits inherently involve exposure to interest rate risk. The Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. As of and for the three and nine months ended September 30, 2003, there were no material changes in the market risk profile of the Company or the Bank as described in the Company's 2002 Form 10-K.

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

Internal Controls and Procedures

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FIRST FINANCIAL BANCORP

                                             By: /s/ Allen R. Christenson
Date: November 12, 2003                          -------------------------------
      -----------------                          Allen R. Christenson
                                                 Senior Vice President
                                                 Chief Financial Officer
                                                 (Principal Accounting and
                                                 Financial Officer)

                                INDEX TO EXHIBITS


Exhibit              Description
-------              -----------
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