Form 10-K
period 2003-12-31
FIRST FINANCIAL BANCORP /CA/
filed 2004-04-14
CIK 729502

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from _______________ to _________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $27,705,000 (based on the $17.00 average of bid and ask prices per share on June 30, 2003).

         As of March 5, 2004, there were 1,783,420 shares of Common Stock (adjusted for the 10% stock dividend declared March 25, 2004) no par value, outstanding.



================================================================================

                             FIRST FINANCIAL BANCORP
                                 2003 FORM 10-K
                                TABLE OF CONTENTS

PART 1
ITEM 1.  BUSINESS .........................................................  4
           General ........................................................  4
           The Bank .......................................................  4
           Bank Services ..................................................  4
           Sources of Business ............................................  5
           Competition ....................................................  5
           Officers .......................................................  6
           Employees ......................................................  6
           Supervision and Regulation .....................................  7
                  The Company .............................................  7
                  The Bank ................................................  7
                  Recent Legislation and Regulations Affecting Banking ....  8
ITEM 2.  PROPERTIES ....................................................... 14
ITEM 3.  LEGAL PROCEEDINGS ................................................ 14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............. 14

Part II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS ............................................ 15
ITEM 6.  SELECTED FINANCIAL DATA .......................................... 16
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS ...................................... 17
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....... 40
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  ..................... 40
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE ............................ 40
ITEM 9A. CONTROLS AND PROCEDURES .......................................... 40

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............... 41

ITEM 11. EXECUTIVE COMPENSATION ........................................... 44

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.... 49
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................... 52
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................ 52

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .. 53

Signatures ................................................................ 83
Index to Exhibits.......................................................... 84

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

The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; general economic conditions, either nationally or regionally becoming less favorable than expected and resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; monetary and fiscal policies of the U.S. Government; changes in real estate valuations; changes in business conditions; volatility of rate sensitive deposits; operational risks, including data processing system failures or fraud; asset/liability matching risks and liquidity risks; impact of litigation; the ability of management and directors to work together cooperatively and efficiently; civil disturbances or terrorist threats or acts; or apprehension about the possible future occurrences of acts of this type; the outbreak or escalation of hostilities involving the United States; and changes in the securities markets. Also, all of the Company's operations and most of its customers are located in California. During recent times, the availability of a sufficient supply of electrical power in California has been unreliable at times. In addition, other events, including those of September 11, 2001, have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

ITEM 1. BUSINESS

General:
First Financial Bancorp (the "Company") was incorporated under the laws of the State of California on May 13, 1982, and operates principally as a bank holding company for its wholly owned subsidiary, Bank of Lodi, N.A. (the "Bank"). The Company is registered under the Bank Holding Company Act of 1956, as amended. The Bank is the principal source of income for the Company. The Company also holds all of the capital stock of its other subsidiaries, Western Auxiliary Corporation and First Financial (CA) Statutory Trust I. Western Auxiliary Corporation (WAC), a California Corporation, functions as trustee on deeds of trust securing mortgage loans originated by the Bank. At December 31, 2003 the Company had a wholly-owned trust, First Financial (CA) Statutory Trust I, a Delaware business trust formed in 2001 for the exclusive purpose of issuing Company obligated manditorily redeemable cumulative trust preferred securities of Subsidiary Grantor Trust holding solely junior subordinated debentures. As a result of the adoption of FIN 46R, the Company deconsolidated the Trust as of and for years ended December 31, 2003 and 2002. Prior to December 31, 2003, the Trust was a consolidated subsidiary and was included in liabilities in the consolidated balance sheet, as "Obligated mandatorily redeemable capital securities of subsidiary trust." The common securities and debentures, along with the related income effects were eliminated in the consolidated financial statements. All references herein to the "Company" include the Bank and all other subsidiaries, unless the context otherwise requires.

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

The Bank:
The Bank was organized on May 13, 1982 as a national banking association. The application to organize the Bank was accepted for filing by the Comptroller of the Currency (the "OCC") on September 8, 1981, and preliminary approval to organize was granted on March 27, 1982. On July 18, 1983 the Bank received from the OCC a Certificate of Authority to Commence the Business of Banking. Subsequently, the Bank opened branch offices in Woodbridge and Lockeford, California. Effective February 22, 1997, the Bank acquired the Galt, Plymouth and San Andreas offices of Wells Fargo Bank. A loan production office in Folsom, California was opened in January 1998, and was approved to operate as a full-service branch in July 1999. In July 2001 the Bank relocated the Folsom branch. A full-service branch was opened in Elk Grove, California in August 1998. In March 2001, the Bank established a Small Business Administration loan production office in Folsom, California. A full-service branch was opened in Sacramento, California in September 2003.

The Bank's headquarters is located at 701 South Ham Lane, Lodi, California. This area is estimated to have a population approaching 60,000 persons. The area includes residential developments, neighborhood shopping centers, business and professional offices and manufacturing and agricultural concerns.

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

During 1998, the Bank entered into an agreement with Investment Centers of America to offer stocks, bonds, mutual funds, annuities and insurance products through offices located on-site at Bank branches. The first Investment Centers of America office was established at the Lodi branch location. This agreement was terminated during 2003.

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

Officers:
Leon Zimmerman, age 61, is President and Chief Executive Officer of the Bank and of the Company; Robert H. Daneke, age 50 is Executive Vice President and Chief Credit Officer of the Bank and of the Company, and; Allen R. Christenson, age 46 is Senior Vice-President, Chief Financial Officer and Secretary of the Bank and of the Company.

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

Mr. Christenson joined the Company in August 1999. Prior to joining the Company, Mr. Christenson was Senior Vice President and Chief Financial Officer of River City Bank, located in Sacramento, California (1994-1999). Prior to joining River City Bank, Mr. Christenson was Senior Vice President and Chief Financial Officer of CapitolBank Sacramento, which was acquired by another bank (1993-1994). Prior to joining CapitolBank Sacramento, Mr. Christenson was in public accounting for over eight years, specializing in financial audits and consulting within the financial services industry. Mr. Christenson has a Bachelors degree from California State University, Sacramento. Mr. Christenson and his wife are the parents of five children. He is a life-long resident of the greater Sacramento area and continues to serve in various community and civic organizations.

Employees:
As of December 31, 2003, the Company employed 130 full-time equivalent employees, including three executive officers. Management believes that the Company's relationship with its employees is good.

Supervision and Regulation

The Company:
The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. The Company is also subject to the periodic reporting requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, annual, quarterly and other current reports with the Securities and Exchange Commission.

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

The Company's ability to pay cash dividends is subject to restrictions set forth in the California General Corporation Law. The Bank is a legal entity separate and distinct from the Company, and is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. See Note 15(c) to the consolidated financial statements for further information regarding the payment of cash dividends by the Company and the Bank.

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

Changes in Legislation and Regulations Affecting Banking:
From time to time, new laws are enacted which increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of bank holding companies, banks and other financial institutions are frequently made in Congress, in the California legislature and before various bank holding company and bank regulatory agencies. The likelihood of any major changes and the impact such changes might have are impossible to predict. Certain significant recently proposed or enacted laws and regulations are discussed below.

Interstate Banking. California permits California banks and bank holding companies to be acquired by banking organizations based in other states on a "reciprocal" basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to local banking organizations). California law (1) permits interstate merger transactions; (2) prohibits interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole unit of the California bank; and (3) prohibits interstate branching through de novo establishment of California branch offices. Initial entry into California by an out-of-state institution must be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

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

The federal banking agencies also monitor the ability of banks to manage interest-rate risk exposure. Interest rate risk is the risk that changes in market interest rates might adversely affect a bank's financial condition. The goal of the agencies is to ensure that institutions with high levels of interest-rate risk have sufficient capital to cover their exposures to risk.

The Federal Financial Institutions Examination Council ("FFIEC") has adopted an updated Uniform Financial Rating System ("UFIRS"). The UFIRS utilizes the "CAMELS" rating system, which classifies and evaluates the soundness of financial institutions based upon an evaluation of capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk, which is intended to reflect the degree to which changes in interest rates, foreign exchange rates, commodity prices or equity prices may adversely affect an institution's earnings and capital.

As of December 31, 2003, the Bank's total risk-based capital ratio was approximately 10.68 percent and its leverage ratio was approximately 7.96 percent. The Bank does not presently expect that compliance with the risk-based capital guidelines, minimum leverage sensitivity to market risk requirements will have a materially adverse effect on its business in the reasonably foreseeable future.

During 2002 the Holding Company contributed $2 million into the bank as contributed capital which is included in Tier 1 capital for regulatory capital adequacy determination purposes. The funds were made available as a result of a $5 million trust preferred securities offering. The securities offering is discussed in Note 8 to the consolidated financial statements.

Insurance Premiums and Assessments. The FDIC has authority to impose a special assessment on members of the Bank Insurance Fund (the "BIF") to insure that there will be sufficient assessment income for repayment of BIF obligations and for any other purpose which it deems necessary. The FDIC is authorized to set semi-annual assessment rates for BIF members at levels sufficient to maintain the BIF's reserve ratio to a designated level of 1.25% of insured deposits. Congress has considered various proposals to merge the BIF with the Savings Association Insurance Fund or otherwise to require banks to contribute to the insurance funds for savings associations. Adoption of any of these proposals might increase the cost of deposit insurance for all banks, including the Bank.

Under FDICIA, the FDIC has developed a risk-based assessment system, which provides that the assessment rate for an insured depository institution will vary according to the level of risk incurred in its activities. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also to be assigned to one of three "supervisory subgroups": Subgroup A institutions are financially sound institutions with a few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. The FDIC assigns each BIF member institution an annual FDIC assessment rate on BIF insured deposits which, as of the date of this Offering Circular, varies between $0.00 per $100 of insured deposits with a $2,000 annual minimum (for well capitalized Subgroup A institutions) and $0.27 per $100 of insured deposits (for undercapitalized Subgroup C institutions). In addition, banks must pay an amount which fluctuates (but is currently 1.54 cents per $100 of insured deposits) towards the retirement of the Financing Corporation bonds issued in the 1980s to assist in the recovery of the savings and loan industry.

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

Regulation W. The Federal Reserve has adopted Regulation W to implement sections 23A and 23B of the Federal Reserve Act.

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

Regulation W has certain exemptions, including:

     -- For state-chartered banks, an exemption for subsidiaries lawfully conducting nonbank activities before issuance of the final rule.

     -- An exemption for extensions of credit by a bank under a general purpose credit card where the borrower uses the credit to purchase goods or services from an affiliate of the bank, so long as less than 25 percent of the aggregate amount of purchases with the card are purchases from an affiliate of the bank (a bank that does not have nonfinancial affiliates is exempt from the 25 percent test).

     -- An exemption for loans by a bank to a third party secured by securities issued by a mutual fund affiliate of the bank (subject to a number of conditions).

     -- An exemption that would permit a banking organization to engage more expeditiously in internal reorganization transactions involving a bank's purchase of assets from an affiliate (subject to a number of conditions.


The regulation contains new valuation rules for a bank's investments in, and acquisitions of, affiliates.

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

USA PATRIOT Act. Title III of the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") includes numerous provisions for fighting international money laundering and blocking terrorism access to the U.S. financial system. The USA Patriot Act requires certain additional due diligence and record keeping practices, including, but not limited to, new customers, correspondent and private banking accounts.

Part of the USA Patriot Act requires covered financial institutions to: (i) establish an anti-money laundering program; (ii) establish appropriate anti-money laundering policies, procedures and controls; (iii) appoint a Bank Secrecy Act officer responsible for day-to-day compliance; and (iv) conduct independent audits. The USA Patriot Act also expands penalties for violation of the anti-money laundering laws, including expanding the circumstances under which funds in a bank account may be forfeited. The USA Patriot Act also requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

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

Brokered Deposits. A bank cannot accept brokered deposits (defined to include payment of an interest rate more than 75 basis points above prevailing rates) unless (a) the bank is well capitalized or (b) the bank is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on employee benefit plan accounts. In addition, a bank that is adequately capitalized may not pay an interest rate on any deposit in excess of 75 basis points over prevailing market rates. These restrictions are not imposed on banks that are well capitalized. The Bank is well capitalized and holds only an insignificant amount of brokered deposits.

Potential Enforcement Actions; Supervisory Agreements. Under federal law, banks and their institution-affiliated parties may be the subject of potential enforcement actions by the FRB, the FDIC or, for national banks, the Office of the Comptroller of the Currency, for unsafe and unsound practices in conducting their businesses, or for violations of any law, rule or regulation or provision, any consent order with any agency, any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties and removal and prohibition orders against institution-affiliated parties.

Acquisitions of Control. Under applicable federal and state laws, it is unlawful for a person to purchase or otherwise acquire beneficial ownership of the Company's common stock without the prior approval of the Board of Governors of the Federal Reserve System, if the acquisition would give the person, or any group of persons acting together (a "Group"), control of the Company. The applicable government regulations define "control" for these purposes to mean the direct or indirect power (i) to vote 25% or more of the Company's outstanding shares or (ii) to direct or cause the direction of the management and policies of the Company, whether through ownership of voting securities, by contract or otherwise; provided that no individual will be deemed to control the Company solely on accord of being a director, officer or employee of the Company. Persons who directly or indirectly own or control 10% or more of a bank holding company's outstanding shares are presumed to control the bank holding company.

Exposure to and Management of Risk. The federal banking agencies examine banks and bank holding companies with respect to their exposure to and management of different categories of risk. Categories of risk identified by the agencies include legal risk, operational risk, market risk, credit risk, interest rate risk, price risk, foreign exchange risk, transaction risk, compliance risk, strategic risk, credit risk, liquidity risk, and reputation risk. This examination approach causes bank regulators to focus on risk management procedures, rather than simply examining every asset and transaction. This approach supplements rather than replaces existing rating systems based on the evaluation of an institution's capital, assets, management, earnings and liquidity.

Money Laundering Control Act. The Money Laundering Control Act of 1986 provides sanctions for the failure to report high levels of cash deposits to non-bank financial institutions. Federal banking regulators possess the power to revoke the charter or appoint a conservator for any institution convicted of money laundering. Offending state-chartered banks could lose their federal deposit insurance, and bank officers could face lifetime bans from working in financial institutions. The Community Development Act, which includes a number of provisions that amend the Bank Secrecy Act, allows the Secretary of the Treasury to exempt specified currency transactions from reporting requirements and permits the federal bank regulatory agencies to impose civil money penalties on banks for violations of the currency transaction reporting requirements.

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

Conclusions. It is impossible to predict with any degree of accuracy the competitive impact the laws and regulations described above will have on commercial banking in general and on the business of the Company and the Bank in particular, or to predict whether or when any of the proposed legislation and regulations described above will be adopted. It is anticipated that banking will continue to be a highly regulated industry. Additionally, there has been a continued lessening of the historical distinction between the services offered by financial institutions and other businesses offering financial services. Also, the trend toward nationwide interstate banking is expected to continue. As a result of these factors, it is anticipated banks will experience increased competition for deposits and loans and, possibly, further increases in their cost of doing business.

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

In January 1998, the Bank opened a 1,220 square foot loan production office in Folsom, California. The office was leased for one year with a one-year renewal option that has been exercised by the Bank. In July 1999, the Bank received approval to operate the Folsom office as a full-service branch. In July 2001, the full-service branch was relocated to a new 2,426 square foot site in the Folsom area under a 10 year lease.

In August 1998, the Bank opened a 4,830 square foot full service branch in Elk Grove, California. The office is leased under a three-year lease with two successive three-year renewal options. In January 2001, the Bank entered into a three-year lease for a 1,557 square foot Small Business Administration loan production office in the Folsom area.

In September 2003, the Bank opened 4,485 square foot full service branch and a 2,595 square foot administrative office in downtown Sacramento. The branch and office are leased under a ten-year lease with three successive five year renewal options.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company and its subsidiaries are involved in litigation. Management does not believe that any litigation in which it is currently involved will have a material impact on the company's financial condition or results of operations. First Financial Bancorp, Bank of Lodi, N.A. and certain named directors and officers of the Company are party to a lawsuit brought by two shareholders who allege various charges of breach of fiduciary duty and corporate mismanagement. See Note 25 - Subsequent Events, to the Consolidated Financial Statements for more information.

The Company is involved in various other litigation of a routine nature which is being handled and defended in the ordinary course of the Company's business. In the opinion of Management, based in part on consultation with legal counsel, the resolution of these litigation matters will not have a material impact on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

There is no established public trading market for the common stock of the Company. The Company's common stock is traded in the over-the-counter market on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "FLLC" and is not presently listed on a national exchange or reported by the NASDAQ Stock Market. Trading of the stock has been limited and has been principally contained within the Company's general service area. As of March 5, 2004, there were 1,163 shareholders of record of the Company's common stock. Set forth below is the range of high and low bid prices for the common stock during 2003 and 2002 and is based on information obtained from the OTCBB.



                                                      2003                         2002
         Bid Price of Common Shares             High           Low           High       Low
         First Quarter                   $      14.00       12.10            11.35      10.40
         Second Quarter                         17.00       12.80            12.50      11.00
         Third Quarter                          19.35       16.10            11.88      11.65
         Fourth Quarter                         19.05       16.75            12.65      11.71




The foregoing prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

The Company has not declared or paid any cash dividends on its common stock in its three most recent fiscal years. The Company's principal source of funds for dividend payments is dividends received from the Bank. Future dividend payments by the Bank, if any, will be subject to regulatory limitations, earnings, general economic conditions, financial condition, capital requirements, and other factors as may be appropriate in determining dividend policy. The OCC has authority to prohibit a bank from engaging in business practices that are considered to be unsafe or unsound. Depending upon the financial condition of a bank and upon other factors, the OCC could assert that payments of dividends or other payments by a bank might be such an unsafe or unsound practice. Also, under applicable Federal laws a national bank must seek permission from the OCC to pay a dividend if the total dividend payment in any calendar year exceeds the net profits of that year, as defined, combined with net profits for the two preceding years. For legal and regulatory restrictions on the payment of dividends see "Item I. Business - Supervision and Regulation - The Company." For the amount available for dividends at December 31, 2003, see Note 15(c) to the notes to consolidated financial statements filed with this report. No assurance can be given that the Bank will pay dividends at any time. On March 25, 2004, the Company's Board of Directors declared a 10% stock dividend payable on May 14, 2004 to shareholders of record on April 19, 2004. The future payment of dividends is dependent upon the Company's financial condition, earnings, equity structure, capital needs, regulatory requirements and economic conditions.

ITEM 6. SELECTED FINANCIAL DATA



         (in  thousands except per share amounts)
         Consolidated Statement of Income                2003         2002         2001         2000          1999
------------------------------------------------------------------------------------------------------------------------------------
         Interest Income                         $      13,662       13,677       13,858       13,496        12,526
         Interest Expense                                2,837        3,459        4,644        4,613         3,699
         Net Interest Income                            10,825       10,218        9,214        8,883         8,827
         Provision for Loan Losses                         312          625          391         135          1,051
         Noninterest Income                              4,525        4,703        3,828        2,690         2,461
         Noninterest Expense                            13,508       12,486       11,226        9,855         8,803
         Net Income                              $       1,177        1,355        1,207        1,283         1,159


         Per Share Data (1)
------------------------------------------------------------------------------------------------------------------------------------

         Basic Earnings                          $         .66          .75          .68          .73           .68
         Diluted Earnings                                  .62          .72          .66          .72           .66
         Cash Dividends Declared                 $           -            -            -          .05           .20


         Consolidated Balance Sheet Data
------------------------------------------------------------------------------------------------------------------------------------

         Federal Funds Sold and Securities
            Purchased Under Resale Agreements    $       8,034       19,634        6,129       10,115           100
         Investment Securities                          90,270       33,125       41,015       29,560        36,096
         Loans held for sale                             3,076        7,578        3,876        1,292           647
         Loans, net of allowance for loan
            losses and deferred fees                   175,449      154,090      135,430      110,793       108,947
         Total Assets                                  321,813      255,401      226,175      185,064       176,334
         Total Deposits                                278,155      210,679      201,571      162,261       156,161
         Other Borrowings                               19,255       20,040        4,000        4,588         4,300
         Total Stockholders' Equity              $      19,967       19,270       17,863       16,454        14,521



(1) All per share data has been adjusted for the 10% stock dividend declared on March 25, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Accounting Pronouncements

In June 2001, FASB Statement No. 143, Accounting for Asset Retirement Obligations, was issued. Statement 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also would record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt Statement 143 on January 1, 2003. The adoption of Statement 143 had no effect on the Company's financial statements.

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

In December 2003, the FASB revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (VIEs), which was issued January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured a their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure assets, liabilities and noncontrolling interest of the VIE. The Company adopted the disclosure provisions of FIN 46 effective December 31, 2002. On December 31, 2003, the Company adopted FIN 46R for all existing VIEs. The adoption of FIN 46 and FIN 46R did not have a material effect on our financial statements.

Historically, issuer trusts that issued trust preferred securities have been consolidated by their parent companies and trust preferred securities have been treated as eligible for Tier 1 capital treatment by bank holding companies under Federal Reserve rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Applying the provisions of FIN 46R, the Company is no longer able to consolidate the issuer trust as of December 31, 2003. As a result of deconsolidation, the debentures issued by the Company to the trust are reflected on the balance sheet as "junior subordinated debentures." Although the Federal Reserve has stated in its July 2, 2003 Supervisory Letter that trust preferred securities will be treated as Tier 1 capital until notice is given to the contrary, the Supervisory Letter also indicates that the Federal Reserve will review the regulatory implications of any accounting treatment changes and will provide further guidance if necessary or warranted. Accordingly, there can be no assurance that the Federal Reserve will continue to accord Tier 1 treatment to trust preferred upon completion of its review.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments.

In December 2003, FASB Statement No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003.

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

The following discussion addresses information pertaining to the financial condition and results of operations of the Company that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 55 through 82, as well as other information presented throughout this report.



Summary of Earnings Performance

----------------------------------------------------------------------------------------------------------------------------

                                                                         For the Year Ended December 31:
                                                      ----------------------------------------------------------------------

                                                                      2003                   2002                      2001

Earnings (in thousands)                                       $      1,177                  1,355
                                                                                                                      1,207
----------------------------------------------------------------------------------------------------------------------------

Basic earnings per share                                      $        .66                    .75                       .68

Diluted earnings per share                                    $        .62                    .72                       .66

Return on average assets                                             0.43%                  0.57%                     0.59%

Return on average equity                                             5.97%                  7.20%                     7.03%

Dividend payout ratio                                                    -                      -                         -

----------------------------------------------------------------------------------------------------------------------------

Average equity to average assets                                     7.17%                  7.92%                     8.40%

----------------------------------------------------------------------------------------------------------------------------



For the year ended December 31, 2003, net income totaled $1,177 thousand, a decrease of $178 thousand, or 13.1%, over the prior year. Basic earnings per share in 2003 was $.66, compared to $.75 and $.68 in 2002 and 2001, respectively and diluted earnings per share totaled $.62, $.72 and $.66 in 2003, 2002 and 2001, respectively. During 2003, the Company incurred unanticipated costs totaling $373 thousand in response to disruptive actions initiated by three dissident directors. On an after tax basis, the expenses incurred as a result of the actions initiated by the dissident directors totaled $220 thousand, representing a reduction of $.12 and $.11 in basic and diluted earnings per share during 2003, respectively. Excluding the expenses associated with the dissident directors, net income increased $42 thousand, or 3.1% over 2002. Additionally, in September 2003, the Company opened a branch office in downtown Sacramento. While the performance of the new branch exceeded management's budget projections, during 2003 the branch incurred an after tax loss totaling $156 thousand. Excluding the expenses associated with the dissident directors combined with the startup costs associated with the new branch in downtown Sacramento, net income increased $198 thousand or 14.6% over 2002.

The growth trend for both average earning assets and deposits continued in 2003, increasing 18.9% and 18.5%, respectively, over 2002. Net interest income in 2003 increased 5.9%, to $10.8 million from $10.2 million in 2002 and $9.2 million in 2001. The net interest margin decreased to 4.56% for 2003 compared to 5.12% for 2002. The net interest margin in 2001 was 5.41%. Changes in the balance sheet mix and the decrease in general interest rates as a result of actions undertaken by the Federal Reserve, have resulted in net interest margin compression over the past three years. During 2003, the provision for loan losses was $312 thousand in correlation with the growth of the loan portfolio. The Company experienced a $178 thousand decrease in noninterest income combined with a $1,022 thousand increase in noninterest expense. The Company's provision for income taxes decreased $102 thousand in 2003 as compared to 2002.

Total gross loans (total portfolio loans plus loans held for sale) increased 10.3% during 2003. Although the Company experienced growth in loans during the year, the lower interest rate environment during 2003, when compared to 2002 reduced the overall earnings potential generated by the increase in the Company's primary earning asset. The Company was successful in collecting interest totaling $183 thousand and $242 thousand during 2003 and 2002, respectively, on loans that had previously been on nonaccrual. Interest forgone on nonaccrual loans amounted to $382 thousand during 2003 compared to $364 thousand during 2002. During 2002, the Company's total gross loans (including loans held for sale) increased 16.0%. While the Company experienced significant growth in loans during the year, the lower interest rate environment during 2002, when compared to 2001 reduced the overall earnings potential generated by the increase in the Company's primary earning asset. As a benefit to interest income, the Company was successful in collecting interest totaling $242 thousand and $423 thousand during 2002 and 2001, respectively, on loans that had previously been on nonaccrual. Interest forgone on nonaccrual loans amounted to $364 thousand during 2002 compared to $310 thousand during 2001.

The Company's interest expense for 2003 decreased $622 thousand, or 18.0%, to $2.8 million from $3.5 million when compared to 2002. The decrease in interest expense reflects a lower cost of funds on interest bearing liabilities partially offset by a 15.4% increase in average interest bearing liabilities during 2003, as compared to last year. Total average deposits increased $38.4 million during 2003 as compared to 2002. The average balance of non-interest bearing demand deposits increased by $9.0 million when comparing December 31, 2003 to 2002, with the average balance of non-interest bearing demand deposits reaching $42.5 million for the year ended December 31, 2003 from $33.5 million for the year ended December 31, 2002. In addition, the average balance of the Company's money market deposits increased $10.3 million, to $37.1 million during 2003 from $26.8 million for 2002. The lower interest rate environment during 2002, as compared to 2001, also resulted in a decrease in the Company's total interest expense. The reduction in interest expense occurred primarily as a result of a decrease in the overall interest rate paid for deposits combined with a $14.3 million reduction in Certificates of Deposit. The reduction in Certificates of Deposit resulted from the Bank focusing its deposit development efforts on core deposit relationships. Accordingly, excluding certificates of deposit, total deposits increased $23.5 million, or 17.8% during 2002 when compared to 2001.

Noninterest income totaled $4.5 million for the year ending December 31, 2003 representing a decrease of $178 thousand, or 3.8% when compared to the prior year. Income from the servicing of loans increased by 15.5% resulting in $492 thousand of income for 2003 compared to $426 thousand for 2002. Loan sales generated $1,082 thousand of income an increase of $77 thousand over 2002. The significant increases in the volume of loans sold during 2003 and 2002 compared to the prior year relate to record mortgage loan production volumes as consumers took advantage of historically low market interest rates to refinance or originate mortgage loans. The increase in gains on sales of loans comparing 2002 to 2001 relates to the Company taking advantage of pricing opportunities resulting from historically low interest rates and unprecedented loan demand during 2002. However, gains on sales of loans decreased in 2003 from 2002 as peak volumes of residential mortgage loans held for sale slowed down during the latter part of 2003 and pricing spreads began to shrink in response to changing competitive market factors. Management anticipates a continued reduction in the level of gains on sales of loans during 2004 primarily due to lower expected mortgage loan production volumes and competitive market conditions. Included in noninterest income at December 31, 2003 is the gain on the sale of securities of $396 thousand, which is a decrease of $207 thousand when compared to 2002. Also included is an increase in the cash surrender value of life insurance of $524 thousand, which decreased $125 thousand when compared to last year. Excluding gains on securities and the increase in cash surrender value of life insurance, total noninterest income amounted to $3,605 thousand in 2003 and $3,451 thousand in 2002. Noninterest income totaled $4,703 thousand for the year ending December 31, 2002 representing an increase of $875 thousand, or 22.9% over the prior year. The increase resulted primarily from gains on the sale of investment securities and loans, increased service charge revenue, which resulted from the increase in total deposits and increased mortgage lending activity.

The Company experienced an increase in noninterest expense totaling $1,022 thousand 8.2% for 2003. The leading factors contributing to the increase in noninterest expense were reflected in increases of $859 thousand, or 13.6% in salaries and employee benefits combined with expenses totaling $373 thousand associated with actions initiated by three dissident directors. The actions initiated by the dissidents represent 36.5% of the total increase in noninterest expense during 2003. The increase in salaries during 2003 was due, in part, to higher commissions paid to mortgage originators and staff hired in connection with the opening of a new branch in Sacramento. The average number of full-time equivalent employees was at 134 at the end of 2003, compared to 121 at the end of 2002. The opening of the new branch in Sacramento accounted for over 50% of the increase in full-time equivalent employees during 2003. Total noninterest expense increased $1,260 thousand, or 11.2%, during 2002 compared to 2001 primarily as a result of additions to personnel and the upgrading of existing positions in addition to general overall increases in the cost of operations incurred with strategic expansion projects.

Branch Expansion and Acquisitions

In April 2003, the Bank entered into a ten-year lease for a 4,485 square foot full service branch and a 2,595 square foot administrative office in downtown Sacramento. The Sacramento office is approximately 42 miles north of the Bank's corporate headquarters in Lodi, California and expands the Bank's trade area into the downtown Sacramento area.

In January 2001, the Bank entered into a three-year lease for a 1,557 square foot Small Business Administration (SBA) loan production office in the Folsom area. In May, 2003 the U. S. Small Business Administration for the Sacramento District granted Preferred Lender status (PLP) to the Bank 's SBA lending department. The Preferred Lender Program is open only to lenders who have demonstrated capability and commitment to small business lending, and who strictly adhere to the SBA lending guidelines provided by the U. S. Small Business Administration. It is the highest lending designation awarded by the SBA. As a result of the Bank's desire to expand its SBA lending program, in January 2004, the Bank entered into a 63 month lease for a 5,172 square foot office space in the Folsom area to be used as the new location for the SBA loan production and Credit Administration offices.

Net Interest Income

The following table provides a detailed analysis of average earning assets and liabilities, net interest spread and net interest margin. The net interest spread is the difference between the average yield earned on assets and the average rate incurred on liabilities: The table also illustrates the interest income earned and interest expense charged for each major component of interest earning assets and interest bearing liabilities for the years ended December 31, 2003, 2002, and 2001, respectively.



----------------------------------------------------------------------------------------------------------------------------

                                For the Year Ended              For the Year Ended                For the Year Ended
                                December 31, 2003                December 31, 2002                December 31, 2001
                          (Dollar amounts in thousands)    (Dollar amounts in thousands)    (Dollar amounts in thousands)
                          --------------------------------------------------------------------------------------------------

                          Average     Income/             Average     Income/              Average      Income/
                           Balance    Expenses    Yield    Balance   Expenses     Yield     Balance     Expense     Yield
Earning Assets:

Investment securities(1)  $  54,657     1,215      2.22%    34,076      1,602       4.70%    35,260       2,073       5.88%


Federal funds sold and
securities purchased
under resale agreements   $  12,057       132      1.09%     9,464        158       1.67%    11,360         481       4.23%

Loans(2)                  $ 170,556    12,315      7.22%    155,986    11,917       7.64%    123,600     11,304       9.15%
                            -------    ------      -----               ------       -----    -------     ------       -----

Total Earning Assets      $ 237,270    13,662      5.76%    199,526    13,677       6.85%    170,220     13,858       8.14%
                            =======    ======      =====    =======    ======       =====    =======     ======       =====

Liabilities:

Noninterest bearing
deposits                  $  40,058         -          -    31,141          -           -    25,350           -           -

Savings, money market,
& NOW deposits              135,299     1,127      0.83%    112,727     1,296       1.15%    91,600       1,297       1.42%

Time deposits                68,911     1,439      2.09%    62,026      1,880       3.03%    66,630       3,342       5.02%

Other borrowings              7,218       271      3.75%     7,412        283       3.82%       120           5       4.17%
                              -----       ---      -----    ------        ---       -----       ---           -       -----

Total Liabilities         $ 251,486     2,837      1.12%    213,306     3,459       1.62%    183,700      4,644       2.53%
                            =======     =====      =====    =======     =====       =====    =======      =====       =====

Net Spread                                         4.64%                            5.23%                             5.61%
                                                   =====                            =====                             =====
----------------------------------------------------------------------------------------------------------------------------

                          Earning      Income             Earning     Income               Earning       Income
                           Assets    (Expense)    Yield   Assets     (Expense)    Yield      Assets    (Expense)    Yield

Yield on average
earning assets            $ 237,270    13,662      5.76%    199,526    13,677       6.85%    170,220     13,858       8.14%

Cost of funds for
average earning assets      237,270    (2,837)    (1.20%)   199,526    (3,459)     (1.73%)   170,220     (4,644)     (2.73%)
                                       -------    -------              -------     -------               -------     -------

Net Interest Margin         237,270    10,825      4.56%    199,526    10,218       5.12%    170,220      9,214       5.41%
                                       ======      =====               ======       =====                 =====       =====
----------------------------------------------------------------------------------------------------------------------------



(1) Income on tax-exempt securities has not been adjusted to a tax equivalent basis. (2) Loans held for sale and nonaccrual loans are included in the loan totals for each year.

Net interest income, the difference between income from earning assets and the interest cost of funding those assets, is the Company's primary source of earnings. Net interest income increased 6.0% in 2003, following an 11.0% increase in 2002. Net interest margin, the ratio of net interest income to average earning assets, is affected by movements in interest rates and changes in the mix of earning assets and the liabilities that fund those assets. Net interest margin was 4.56% in 2003 compared to 5.12% in 2002. The decrease in net interest margin over the past two years, has been impacted by changes in balance sheet mix coupled with the decrease in general interest rates as a result of action undertaken by the Federal Reserve.

While the yield on average earning assets declined to 5.76% in 2003 as compared to 6.85% in 2002, the cost of funds for average earning assets also decreased to 1.20% in 2003 from 1.73% in 2002. The increase in net interest income in 2002 is attributable to an increase of 17% in average earning assets combined with an 18% increase in average total liabilities.

During 2003, average loans, increased $14,570 thousand, or 9%, while investment securities and federal funds sold and securities purchased under resale agreements increased $20,581 thousand and $2,593 thousand, or 60% and 27%, respectively, compared to 2002. Average deposits increased $38,440 thousand, or 18.5% during 2003 and other borrowings decreased $1,225 thousand. Net interest margin decreased 56 basis points in 2003 after decreasing by 29 basis points in 2002. This decrease in 2003 was the result of several key items:

     -- Interest forgone on nonaccrual loans during 2003 totaled $382 thousand. This reduced the yield on loans by 16 basis points and the net interest margin by 16 basis points.
          -- Interest collected on loans that had previously been on nonaccrual status totaled $183 thousand. This increased the yield on loans by 8 basis points and the net interest margin by 7 basis points.
     -- Changes in the mix of the investment portfolio during 2003 resulted in a decrease of 248 basis points in the average yield earned on investment securities.
     -- The general decrease in interest rates during 2003 resulted in a decrease of 58 basis points in the average yield earned on federal funds sold and securities purchased under resale agreements.
     -- The general decrease in interest rates during 2002 resulted in a decrease of 94 basis points in the cost of average certificates of deposit.

Net interest income increased $1,004 thousand, or 11% in 2002 after increasing 4% in 2001. While the yield on average earning assets declined to 6.85% in 2002 as compared to 8.14% in 2001, the cost of funds for average earning assets also decreased to 1.73% in 2002 from 2.73% in 2001. The increase in net interest income in 2002 is attributable to an increase of 17% in average earning assets combined with a 13% increase in average deposits, which offset the decline in net interest margin from 5.41% to 5.12% from 2001 to 2002.

During 2002, average loans, increased $32,386 thousand, or 26%, while investment securities and federal funds sold and securities purchased under resale agreements decreased $1,184 thousand and $1,896 thousand, or 3% and 17%, respectively, compared to 2001. Average deposits increased $24,702 thousand, or 13% during 2002 and other borrowings increased $8,323 thousand, primarily as a result of a $5.2 million floating rate junior subordinated debt issuance on March 26, 2002.

Net interest margin decreased 29 basis points in 2002 after decreasing by 34 basis points in 2001. This decrease in 2002 was the result of several key items:

     -- Interest forgone on nonaccrual loans during 2002 totaled $364 thousand. This reduced the yield on loans by 23 basis points and the net interest margin by 18 basis points.
          -- Interest collected on loans that had previously been on nonaccrual status totaled $242 thousand. This increased the yield on loans by 16 basis points and the net interest margin by 12 basis points.
     -- Changes in the mix of the investment portfolio during 2002 resulted in a decrease of 118 basis points in the average yield earned on investments securities.
     -- The general decrease in interest rates during 2002 resulted in a decrease of 256 basis points in the average yield earned on federal funds sold and securities purchased under resale agreements.
     -- The general decrease in interest rates during 2002 resulted in a decrease of 199 basis points in the cost of average certificates of deposit.

The following table presents the monetary impact of the aforementioned changes in earning asset and deposit volumes and yields for the two years ended December 31, 2003 and 2002.




-------------------------------------------------------------------------------------------------------------------------------
                                          2003 compared to 2002                             2002 compared to 2001
                                              (in thousands)                                   (in thousands)

                                              Change due to:                                   Change due to:

Interest Income:                Volume             Rate           Total          Volume            Rate            Total
                                ------             ----           -----          ------            ----            -----
                             ------------------------------------------------- ------------------------------------------------

Investment securities        $     968           (1,355)           (387)             (70)           (401)            (471)

Federal funds sold and
securities purchased under
resale agreements                   43              (69)            (26)             (80)           (243)            (323)

Loans                            1,113             (715)            398            2,962          (2,349)             613
                                 -----             -----            ---            -----          -------             ---

Total interest income        $   2,124           (2,139)            (15)           2,812          (2,993)            (181)
                             =========           =======            ====           =====          =======            =====

Interest Expense:

Savings, money market, &
NOW accounts                 $     306             (475)           (169)             384            (385)              (1)

Time deposits                      209             (650)           (441)            (231)         (1,231)          (1,462)

Other borrowings                   (41)              29             (12)             347             (69)             278
                                   ----              --             ----             ---              --              ---

Total interest expense       $     474           (1,096)           (622)             500          (1,685)          (1,185)
                             =========           =======           =====             ===          =======          =======

Net interest income          $   1,650           (1,043)            607            2,312          (1,308)           1,004
                             =========           =======            ===            =====          =======           =====
-------------------------------------------------------------------------------------------------------------------------------



Increases in average loans, investment securities and federal funds sold and securities purchased under resale agreements of 9%, 60% and 27%, respectively combined to increase interest income by $2,124 thousand for the year ending December 31, 2003. However this increase was offset by a reduction in interest income of $2,139 thousand resulting from the continued low level of the interest rate environment during 2003. An increase of 17% in average interest bearing deposits resulted in an increase in interest expense of $515 thousand. However, due to a decrease of 48 basis points in the average rate paid on interest bearing accounts, total interest expense decreased $622 thousand when compared to 2002.

The volume variances for total interest income in 2002 compared to 2001 indicate that the increase in average loans of 26% together with decreases in average investment securities and federal funds sold and securities purchased under resale agreements of 3% and 17%, respectively, combined for a net increase to interest income of $2,812 thousand. However, the continued decline of the interest rate environment during 2002 reduced interest income $2,993 thousand, as compared to the prior year, with $2,349 thousand of the decrease resulting from a 151 basis point decline in the yield earned on loans, $401 thousand of the decrease resulting from a 118 basis points decline in the yield earned on investment securities and a $243 thousand decrease resulting from a 256 basis points decline in the yield earned on federal funds sold and securities purchased under resale agreements. While average interest bearing liabilities increased 16% during 2002, the average rate paid on interest bearing liabilities declined 100 basis points resulting in a net decrease in total interest expense of $1,185 thousand. In addition, during 2002, other borrowings (which includes the proceeds from the junior subordinated debentures) increased $8.3 million resulting in an increase in total interest expense of $278 thousand.

Allowance for Loan Losses

The following table reconciles the beginning and ending allowance for loan losses for the previous five years. Reconciling activity is broken down into the three principal items that impact the reserve: (1) reductions from charge-offs;
(2) increases from recoveries; and (3) increases in provisions for loan losses.



---------------------------------------------------------------------------------------------------------------------------
(in thousands)                                     2003             2002             2001            2000             1999

Balance at beginning of period                  $ 3,057          $ 2,668          $ 2,499         $ 2,580          $ 1,564

Charge-offs:

  Commercial                                         88              178              226             201               90

  Real estate                                         -               62                -               -                -

  Consumer                                           55               30               57              45               20
                                                -------          -------          -------         -------          -------

  Total Charge-offs                                 143              270              283             246              110

Recoveries:

  Commercial                                         27               26               21              15               68

  Real estate                                         -                -                -               -                -

  Consumer
                                                      9                8               40              15                7
                                                -------          -------          -------         -------          -------

  Total Recoveries                                   36               34               61              30               75
                                                -------          -------          -------         -------          -------

Net charge-offs                                    (107)            (236)            (222)           (216)             (35)

Additions charged to operations                     312              625              391             135            1,051
                                                -------          -------          -------         -------          -------

Balance at end of period                          3,262            3,057            2,668           2,499            2,580
                                                =======          =======          =======         =======          =======

Ratio of net charge-offs to average
loans outstanding                               (0.06%)          (0.14%)          (0.16%)         (0.19%)          (0.03%)
                                                =======          =======          =======         =======          =======
---------------------------------------------------------------------------------------------------------------------------



Note 1(f) to the consolidated financial statement discusses the factors used in determining the provision for loan losses and the adequacy of the allowance for loan losses.

The allowance for loan losses, among other things, is based on management's evaluation of the anticipated impact on the loan portfolio of current economic conditions, changes in the character and size of the loan portfolio, evaluation of potential problem loans identified based on existing circumstances known to management and recent loan loss experience. Specific allowances have been adjusted on certain loans based on individual reviews of these loans and management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and collection options available to us. The allowance for loan losses is provided at a level considered adequate to provide for inherent loan losses. Management continually monitors the quality of the loan portfolio to ensure timely charge-off of problem loans and to determine the adequacy of the level of the allowance for loan losses. Management believes that the allowance was adequate to absorb losses inherent in the loan portfolio as of December 31, 2003. The Bank has not modified or significantly compromised its underwriting standards despite growing competition within the industry.

The allowance for loan losses totaled $3,262 thousand at December 31, 2003 and $3,057 thousand at December 31, 2002. The provision for loan losses was $312 thousand in 2003 compared to $625 thousand in 2002. The allowance for loan losses was 1.79% of gross loans (including held for sale) at December 31, 2003 compared to 1.85% at December 31, 2002. As a percentage of average loans, net charge-offs were 0.06% in 2003 compared to 0.14% in 2002. Action taken during the year to resolve certain of these problem credits coupled with loan growth, lowered the ratio of allowance for loan losses to gross loans. Net charge-offs during 2003 totaled $107 thousand and represents a decrease of $129 thousand, or 55%, over 2002. This activity was comprised of $143 thousand in gross charge-offs combined with $36 thousand in recoveries representing a decrease of 47% in gross charge-offs and an increase of 6% in recoveries compared to 2002.

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

Noninterest Income

During 2003, noninterest income decreased 4% after increasing 23% in 2002. The primary components of noninterest income consist of: service charges, SBA and mortgage income, and other noninterest income. The following table summarizes the significant elements of service charge, SBA, mortgage and Farmer Mac revenue for the three years ending 2003, 2002, and 2001:



----------------------------------------------------------------------------------------------------------------
(in thousands)                                                       2003             2002              2001
----------------------------------------------------------------------------------------------------------------
Periodic deposit account charges                                  $   444          $   483               492
Returned item charges                                                 857              849               624
Ancillary services charges                                             97               97                95
Other service charges                                                 211              169               203
                                                            ----------------------------------------------------
     Total service charge revenue                                   1,609            1,598             1,414
                                                            ====================================================

Gain on sale of SBA loans                                             149              331                95
SBA loan servicing revenue                                            199              205               223
                                                            ----------------------------------------------------
     Total SBA revenue                                                348              536               318

Gain on sale of mortgage loans                                        904              640               409
Mortgage loan servicing revenue                                       293              221               176
                                                            ----------------------------------------------------
     Total mortgage revenue                                         1,197              861               585

Farmer Mac origination, sale and servicing                             29               34                29
                                                            ----------------------------------------------------

    Total loan origination, sale and servicing revenue              1,574            1,431               932
----------------------------------------------------------------------------------------------------------------


When compared to 2002, service charge revenue increased 0.7% in 2003 after increasing 13% in 2002. These increases are primarily the result of continued growth in demand deposits. Average total deposits increased 19% in 2003 and 14% in 2002.

During 2003, SBA revenue decreased 35% after increasing 69% during 2002 and decreasing 6% during 2001. The declines in 2003 and 2001 SBA revenue resulted primarily from a decrease in the production of SBA 7a and an increase in the level of SBA 504 loans. The Company typically sells the SBA 7a loans to the secondary market whereas the SBA 504 loans are typically held in the Company's loan portfolio. The increase in 2002 was the result of the sale of $6.9 million SBA 7a loans.

Due to mortgage lending rates remaining low during 2003, the Company continued to experience increases in mortgage lending activity for both new loans and refinancing of existing loans. The increased lending activity resulted in an increase in the Company's mortgage revenue totaling $336 thousand, or 39% from 2002 to 2003, $276 thousand, or 47% from 2002 to 2001 and $330 thousand, or 129%
in 2001 as compared to 2000. Farmer Mac revenue decreased 15% in 2003 after increasing 17% in 2002 as compared to 2001 and declining 7% during 2001 as compared to 2000.

The Company realized gains on the sale of investment securities totaling $396 thousand, $603 thousand and $267 thousand in 2003, 2002 and 2001, respectively.

The Company purchased single-premium life insurance policies written on the lives of certain officers and directors of the Company and the Bank. Included in other noninterest income is the increase in the cash surrender value of these policies. The income totaled $524 thousand, $649 thousand and $658 thousand during 2003, 2002 and 2001, respectively.

Noninterest Expenses

The Company experienced increases in noninterest expense of 8% and 11% for 2003 and 2002, respectively. Cost control and better utilization of resources continue to be a focus of the Company. The leading factors contributing to the increase in noninterest expense were reflected in increases of $859 thousand, or 13.6% in salaries and employee benefits combined with expenses totaling $373 thousand associated with actions initiated by three dissident directors. The actions initiated by the dissidents represent 36.5% of the total increase in noninterest expense during 2003. See "Certain Trends and Uncertainties." The salary and employee benefits increase in 2003 from the prior year was due, in part, to higher commissions paid to mortgage originators. The average number of full-time equivalent employees was at 134 at the end of 2003, compared to 121 at the end of 2002. Occupancy expense in 2003 increased 14% from 2002, following an 8% increase in 2002. During 2003, equipment expense decreased 4% after increasing 10% during 2002. The increase in noninterest expense during 2002 was primarily a result of increases in the number of full-time equivalent employees, the cost of employee benefits, marketing and occupancy expenditures.

Salaries and Employee Benefits

The following table provides the detail for each major segment of salaries and employee benefits together with relevant statistical data:

(in thousands except full time equivalents)        2003   2002   2001
----------------------------------------------------------------------
Regular payroll, contract labor, and overtime    $5,479 $4,740  4,285
Incentive compensation and profit sharing           263    426    218
Payroll taxes and employment benefits             1,429  1,146  1,177
                                                 ---------------------
     Total Salaries and Employee Benefits        $7,171 $6,312  5,680
                                                 =====================
Average number of full-time equivalent employees    134    121    117
                                                 ---------------------
Regular payroll per full-time equivalent employee 40.89  39.25  36.62
                                                 ---------------------
Incentive compensation to regular payroll           4.8%   9.0%   5.1%
                                                 ---------------------
Payroll taxes and benefits per average full-time
 equivalent employee                              10.66   9.49  10.06
----------------------------------------------------------------------

The average number of full-time equivalent employees increased 11% in 2003 compared to 2002 and 3% in 2002 compared to 2001. The opening of the new branch in downtown Sacramento in 2003 accounted for over 50% of the increase in full-time equivalent employees during 2003. Regular payroll, contract labor and overtime increased 16% in 2003 compared to 2002 and 11% in 2002 compared to 2001. Total salaries and benefits expense increased 14% in 2003 compared to 2002 and 11% in 2002 compared to 2001. The average regular payroll per full-time equivalent employee increased 4% in 2003 compared to 2002 and increased 7% in 2002 compared to 2001.

Incentive compensation includes bonus awards to employees under the Incentive Compensation Plan, contributions to the Employee Stock Ownership Plan and matching contributions to the 401(k) Plan. The Incentive Compensation Plan pays incentive compensation to officers based upon the achievement of specific performance goals within their area of responsibility combined with the achievement of company-wide performance goals. Contributions to the Employee Stock Ownership Plan are made at the discretion of the board of directors based upon profitability. Matching contributions to the 401(k) Stock Ownership Plan are made at the rate of 50% of the first 4% of compensation contributed by employees. Contributions to the Employee Stock Ownership Plan totaled $168,870, 190,995 and $171,160 and employer contributions to the 401(k) Stock Ownership Plan totaled $73,053, $71,482 and $46,659 in 2003, 2002 and 2001, respectively.

Payroll taxes and employee benefits per full-time equivalent increased 12% in 2003 as compared to 2002 and decreased 6% in 2002 as compared to 2001. Workers compensation expense increased 138% when compared to 2002 and medical insurance expense increased 14% during 2003. The decrease in 2002 payroll taxes and employee benefits as compared to 2001 is primarily the result of a $162 thousand reduction in the supplemental compensation accrual (see Note 10 to the consolidated financial statements for further information relating to the Company's supplemental compensation program). Of that amount, $121,000 is attributable to the reversal of an accrual for an unvested post employment/retirement benefit by a former executive officer of the Company.

Occupancy Expense
-----------------

The following table provides the detail for each major segment of occupancy expense:

(in thousands except square footage and cost per
 sq. ft.)                                          2003   2002   2001
----------------------------------------------------------------------
Depreciation                                        401    405    347
Property taxes, insurance, and utilities            302    268    245
Property maintenance                                174    157    150
Net rental expense  (income)                        255    167    177
                                                 ---------------------
     Total Occupancy                              1,132    997    919
                                                 =====================
Square footage of occupied and unoccupied space  52,788 45,708 45,708
                                                 ---------------------
Occupancy cost per square foot                    21.44  21.81  20.11
                                                 ---------------------
Locations                                            10      9      9
----------------------------------------------------------------------

Occupancy expenses increased 14% in 2003 and 8% in 2002. The increase in 2003 is primarily related to the opening of the downtown Sacramento branch, combined with general increases in the utilities and maintenance of the existing locations. The new branch in downtown Sacramento opened in September 2003 and includes a 4,485 square foot full service branch and a 2,595 square foot administrative office. The increase in 2002 was related to expansion improvements within existing and new locations combined with general increases in the maintenance of the existing locations.

Equipment Expense
-----------------

The following table provides the detail for each major segment of equipment expense:


----------------------------------------------------------------------
(in thousands)                                    2003    2002   2001
----------------------------------------------------------------------
Depreciation                                      $700     750    684
Maintenance                                        147     134    122
Rental expense                                       7       8      8
                                               -----------------------
     Total Equipment                              $854     892    814
----------------------------------------------------------------------

Equipment expense decreased 4% in 2003 after increasing 10% in 2002. The decrease in 2003 is primarily due to the decrease in depreciation expense as older assets become fully depreciated. The increases in 2002 are related to the purchase of operating equipment.

Other Noninterest Expense
-------------------------

Other noninterest expense increased 2% in 2003 after increasing 13% in 2002. The following table provides the detail for each major segment of other noninterest expense:

----------------------------------------------------------------------
(in  thousands)                                      2003  2002  2001
----------------------------------------------------------------------
Third party data processing                          $569   848   877
Marketing                                             640   514   413
Professional fees                                     853   465   403
Director fees and retirement                          205   315   385
Telephone and postage                                 415   313   296
Office supplies                                       269   266   247
Intangible amortization                               171   171   171
Other real estate owned losses and holding costs       18   103    83
Nonperforming loan costs                              147    92    77
Other                                               1,064 1,198   861
                                                   -------------------
     Total Other Noninterest Expense               $4,351 4,285 3,813
----------------------------------------------------------------------

Third party data processing decreased 33% during 2003 and 3% during 2002. As a result of 2003 being the first complete year with the statement preparation and item processing functions no longer being outsourced, third party data processing expenses decreased $279 thousand, or 33%, when compared to 2002. These functions were brought in-house May 2002 which reflected a decrease of $232 thousand, or 48% when compared to 2001. At the same time, third party expenses related to the processing of the Company's debit card product increased $106 thousand, or 56% over 2002. As part of the Company's long term focus on growth and expansion, marketing expenses increased 25% during both 2003 and 2002. Professional fees increased 83% during 2003 primarily as a result of unanticipated expenses totaling $373 thousand incurred by the Company in response to the disruptive actions initiated by three dissident directors.

Income Taxes

The provision for income taxes as a percentage of pretax income for 2003, 2002, and 2001 was 23%, 25%, and 15%, respectively. The effective rate is lower than the combined marginal rate for state and federal taxes due primarily to the level of tax exempt income relative to total pre-tax income. The two primary components of tax exempt income are income from tax exempt investment securities and increases in the cash surrender value of life insurance.

Interest income on tax exempt investment securities totaled $212 thousand, $168 thousand and $241 thousand and the increase in the cash surrender value of life insurance increased $524 thousand, $649 thousand and $658 thousand, the combination of which represented 48%, 45% and 63% of pretax income during the year ended December 31, 2003, 2002 and 2001, respectively. Note 13 to the consolidated financial statements contains a detailed presentation of the income tax provision and the related current and deferred tax assets and liabilities.

Balance Sheet Review

The following table presents average balance sheets for the years ended December 31, 2003, 2002 and 2001.

------------------------------------------------------------------------------------------------------------------------
                                                     For the Year Ended        For the Year Ended     For the Year Ended
                                                     December 31, 2003          December 31, 2002     December 31, 2001
                                                       (in thousands)            (in thousands)         (in thousands)
                                                 -------------------------- ------------------------- ------------------
                                                        Amount      Percent       Amount      Percent   Amount   Percent
------------------------------------------------ ------------- ------------ ------------ ------------ -------- ---------
Assets:
Cash & Due from banks                                 $15,595         5.67%     $14,133         5.95%  11,310      5.59%
Federal funds sold and securities purchased
 under resale agreements                               12,057         4.38%       9,464         3.99%  11,360      5.61%
Investment securities                                  54,657        19.87%      34,076        14.35%  35,260     17.42%
Loans held for sale                                     2,403         0.87%       4,686         1.97%   3,130      1.55%
Loans (net of allowance for loan losses and
deferred income)                                      164,192        59.70%     149,469        62.95% 117,320     57.95%
Premises and equipment, net                             6,651         2.42%       7,093         2.99%   6,800      3.35%
Other assets                                           19,469         7.09%      18,532         7.80%  17,260      8.53%
                                                 ------------- ------------ ------------ ------------ -------- ---------
Total Assets                                         $275,024       100.00%    $237,453       100.00% 202,440    100.00%
                                                 ============= ============ ============ ============ ======== =========
Liabilities & Stockholders' Equity:
Deposits                                             $244,268        88.82%    $205,895        86.71% 183,580     90.68%
Other borrowings                                        7,218         2.62%       7,412         3.12%     120       .06%
Other liabilities                                       3,823         1.39%       4,516         1.90%   1,730       .85%
Stockholders' equity                                   19,715         7.17%      19,630         8.27%  17,010      8.40%
                                                 ------------- ------------ ------------ ------------ -------- ---------
Total Liabilities & Stockholders' Equity             $275,024       100.00%    $237,453       100.00% 202,440    100.00%
                                                 ============= ============ ============ ============ ======== =========
------------------------------------------------------------------------------------------------------------------------

During 2003, total average assets reached $275,024 thousand. This represents an increase of 16% over 2002, which follows an increase of 17% for 2002 over 2001. The increases in both 2003 and 2002 resulted from Management's strategic plan to grow deposits throughout the Bank's branch network. The results of this plan are reflected by the 18% and 13% growth in average deposits for 2003 and 2002, respectively.

The growth trend in average net loans continued in 2003, increasing 10% over 2002. The deposit growth was able to fund the increase in loans and also increase fed funds sold and investment securities by 27% and 60%, respectively. During 2002 average net loans increased 27%. This increase was funded by the growth in deposits combined with a 17% and 3% reduction in fed funds sold and investment securities, respectively.

Average other assets increased 4% and 8% at December 31, 2003 and 2002 as compared to December 31, 2002 and 2001, respectively. The increases are primarily attributable to increases in the cash surrender value of life insurance of $524 thousand and $649 thousand during 2003 and 2002, respectively. The cash surrender value of life insurance consists primarily of the Bank's contractual rights under single-premium life insurance policies written on the lives of certain officers and the directors of the Company and the Bank. The policies were purchased in order to indirectly offset anticipated costs of certain benefits payable upon the retirement, and the death or disability of the directors and officers pursuant to deferred compensation agreements. The cash surrender value accumulates tax-exempt based upon each policy's crediting rate, which is adjusted by the insurance company on an annual basis.

Investment Securities

The following table presents the investment portfolio at December 31, 2003, 2002 and 2001 by security type, maturity, and yield:

                                                Book Value at December 31 (dollars in thousands):
                                                    2003              2002              2001
                                              ------------------------------------------------------
                                                 Amount    Yield   Amount    Yield   Amount    Yield
----------------------------------------------------------------------------------------------------
U.S. Agency Securities:
Within 1 year                                       $-        -       $-        -    3,501     6.46%
After 1 year, within 5 years                    38,773     3.37%   3,702     5.74%   8,099     5.66%
After 5 years, within 10 years                       -        -        -        -        -        -
After 10 years                                       -        -        -        -        -        -
                                              ------------------------------------------------------
Total U.S. Agency                              $38,773     3.37%  $3,702     5.74%  11,600     5.90%
Collateralized Mortgage Obligations:
Within 1 year                                   $9,529     3.82%  $4,255     3.40%   1,192     4.27%
After 1 year, within 5 years                    30,328     3.40%  20,860     3.85%  21,741     4.76%
After 5 years, within 10 years                   1,836     4.45%       -        -        -        -
After 10 years                                       -        -        -        -      131     3.42%
                                              ------------------------------------------------------
Total Collateralized Mortgage Obligations      $41,693     3.52% $25,115     3.67%  23,064     4.72%
Municipal Securities:
Within 1 year                                       $-        -       $-        -      100    10.24%
After 1 year, within 5 years                       960     5.61%     335     7.30%   2,133     6.86%
After 5 years, within 10 years                   7,347     4.82%     501     7.57%     476     7.44%
After 10 years                                     915     5.50%   2,094     8.21%   2,309     8.20%
                                              ------------------------------------------------------
Total Municipal Securities                      $9,222     4.97%  $2,930     8.00%   5,018     7.60%
Other Debt Securities:
Within 1 year                                     $149     6.80%     $67     6.73%     202     7.41%
After 1 year, within 5 years                       230     3.50%     356     4.27%     194     6.33%
After 5 years, within 10 years                       -        -        -        -      274     4.48%
After 10 years                                       -        -        -        -        -        -
                                              ------------------------------------------------------
Total Other Debt Securities                       $379     4.80%    $423     4.66%     670     5.90%
Federal Agency Stock                               182     5.00%     184     6.00%     126     6.00%
Unrealized Holding Gain, net                        21        -      771        -      537        -
                                              ------------------------------------------------------
Total                                          $90,270     3.61% $33,125     4.33%  41,015     5.35%
----------------------------------------------------------------------------------------------------

The investment portfolio increased $57,145 or 173%, at December 31, 2003 as compared to December 31, 2002 after decreasing $7,890 or 19%, at December 31, 2002 as compared to December 31, 2001. The increase in the investment portfolio during 2003 occurred as a result of deposit growth outpacing loan growth. Conversely, the decrease in the investment portfolio during 2002 occurred as a result of loan growth outpacing deposit growth. During 2003 and 2002, proceeds received from prepayments of mortgage backed investment securities totaled $31,177 thousand and $13,595 thousand, respectively and proceeds from the maturity of investment securities totaled $0 and $3,600, respectively. During 2003, proceeds from the sale of investment securities totaled $7,128 thousand and resulted in gains totaling $396 thousand. During 2002, proceeds from the sale of investment securities totaled $23,487 thousand and resulted in gains totaling $603 thousand.

Loans

The following table summarizes gross loans (including loans held for sale) and the components thereof as of December 31, for each of the last five years:

                                                Outstanding at December 31 (in thousands):
                                            2003         2002         2001         2000          1999
------------------------------------------------------------------------------------------------------
Commercial and other real estate        $164,285      141,962      125,274       99,377        95,509
Real estate construction                  16,006       20,489       13,703       12,124        13,919
Installment and other                      2,274        3,068        3,674        3,605         3,301
                                    ------------------------------------------------------------------
Total Gross Loans                       $182,565      165,519      142,651      115,106       112,729
------------------------------------==================================================================

Loans are the Company's primary component of earning assets. At December 31, 2003 and 2002, gross loans outstanding totaled $182,565 thousand and $165,519 thousand, an increase of 10% and 16% from year-end 2002 and 2001, respectively. The reduced rate environment combined with increased business development efforts were the foundation for the growth in both years. With the acquisition of the Wells Fargo Branches in 1997 combined with the entry into the Folsom and Elk Grove areas in 1998 and the Sacramento area in late 2003, the Company entered into new market areas that substantially enhanced its marketing capabilities.

The most significant segment of the loan portfolio is commercial loans, which represented 90% and 86% of the total portfolio at December 31, 2003 and 2002, respectively. Our target lending customers are closely-held small to midsize businesses requiring credit ranging in size from $1.0 million to $3.0 million, although the Company makes larger loans based upon the needs of our business customers and consistent with our loan policy and applicable laws and regulations. Management has continued to emphasize growth in commercial and commercial real estate categories in order to focus on the more profitable commercial relationships. The growth in the commercial sector since 2000 was accomplished by hiring additional commercial lending personnel who average more than 15 years of commercial lending experience in Northern California, and directing existing staff toward commercial relationship procurement.. This has enabled the Company to achieve our objective of diversifying our commercial loan portfolio by adding customers in a wide variety of businesses. As these loan officers have joined our banking team, the Company has benefited from their existing customer relationships, as well as their local banking expertise.

Commercial loans include Small Business Administration (SBA) loans. SBA loans represented approximately 19 % and 21% of the commercial loan portfolio at December 31, 2003 and 2002, respectively. A vast majority of businesses are eligible for these loans, which provide assurance to the lenders that in the event the borrower does not repay their obligation and a payment default occurs, the Government will reimburse the lender for its loss, up to the percentage of SBA's guaranty.

Also included in commercial loans are agricultural loans, working capital loans to businesses in a number of industries, and loans to finance commercial real estate. Agricultural loans represented approximately 12 % and 10% of the commercial loan portfolio at December 31, 2003 and 2002, respectively. Agricultural loans are diversified throughout a number of agricultural business segments, including dairy, orchards, row crops, vineyards, cattle and contract harvesting. Agricultural lending risks are generally related to the potential for volatility of agricultural commodity prices. Commodity prices are affected by government programs to subsidize certain commodities, weather, and overall supply and demand in wholesale and consumer markets.

Excluding agricultural loans, the remaining portfolio is principally dependent upon the health of the local economy and the related real estate market.

The maturity and repricing characteristics of the loan portfolio at December 31, 2003 are as follows:

Due:  (in thousands) (1)        Fixed Rate    Floating Rate   Total
                               -------------  ------------- ----------
In 1 year or less                   $16,819         31,696     48,515
After 1 year through 5 years          7,960         17,267     25,227
After 5 years                         3,158        105,665    108,823
                               -------------  ------------- ----------
Total Loans                         $27,937        154,628    182,565
                               =============  ============= ==========
(1) Scheduled repayments are reported in the maturity category in which the payment is due.

Approximately 15% of the loan portfolio carries a fixed rate of interest as of December 31, 2003, while approximately 40% of the portfolio matures within five years.

Deposits

The following table summarizes average deposit balances and rates for the years ended December 31, 2003, 2002 and 2001.

------------------------------------------------------------------------------------------------
(in thousands)                For the Year Ended    For the Year Ended     For the Year Ended
                                December 31, 2003     December 31, 2002     December 31, 2001
Type                           Average    Average    Average    Average    Average     Average
                                Amount      Rate      Amount      Rate       Amount      Rate
------------------------------------------------------------------------------------------------
Demand - non-interest bearing    $40,058       N/A      31,141       N/A       25,350       N/A
NOW accounts                      54,631      0.45%     49,709      0.72%      47,600      1.01%
Money market accounts             37,051      1.29%     26,827      1.66%      15,050      1.98%
Savings                           43,617      0.92%     36,192      1.36%      28,950      1.78%
Time deposits                     68,911      2.09%     62,026      3.03%      66,630      5.02%
                             -------------------------------------------------------------------
Total Deposits                  $244,268      1.05%    205,895      1.54%     183,580      2.53%
                             ===================================================================
------------------------------------------------------------------------------------------------

Average deposits increased approximately 19% and 12% in 2003 and 2002, respectively. Due to the continuing decline in the rate environment during 2003 and 2002, the average rate decreased 49 basis points and 99 basis points when comparing 2003 to 2002 and 2002 to 2001, respectively. The continued growth in deposits was the result of business development efforts in the lending area as well as a continued influx of bank customers seeking a higher level of customer service than that experienced at major financial institutions. All categories of deposits increased during 2003. The largest increase at 38% was in money market accounts followed by increases in noninterest bearing demand accounts, savings accounts, certificates of deposit and NOW accounts of 29%, 21% 11% and 10%, respectively.

Certificates of deposit contain regular and individual retirement account balances and deposits received from the State of California under its Time Certificate of Deposit Program. There are no brokered certificates of deposit in the portfolio. At December 31, 2003 and 2000 the Company had $5,000 thousand and $0 thousand in deposits with the State of California under the Time Certificate of Deposit Program, respectively. The Certificates with the State of California have maturities of one year or less and are collateralized by loans or investment securities. The deposit program provides the Company with an additional source of funds at a relatively low cost. The deposits are used to fund loans and investments.

Certificates of deposit contain regular and individual retirement account balances. There are no brokered certificates of deposit in the portfolio. Certificates of $100,000 or more represent approximately 51% and 39% of the certificate of deposit portfolio at December 31, 2003 and 2002, respectively. Excluding the Certificates of Deposit with the State of California, certificates of $100,000 or more represent approximately 47% and 39% of the certificate of deposit portfolio at December 31, 2003 and 2002, respectively. The following table summarizes the maturities of those certificates of $100,000 or more:


----------------------------------------------------------------------
(in thousands)                                                   2003
                                                       ---------------
Three months or less                                          $16,794
Four months to six months                                      11,805
Seven months to twelve months                                   5,467
Over twelve months                                              3,237
                                                       ---------------
Total time deposits of $100,000 or more                       $37,303
                                                       ===============
----------------------------------------------------------------------

Short Term Borrowings

The Bank has two lines of credit with correspondent banks totaling $5 million at December 31, 2003, 2002 and 2001. The lines of credit are unsecured and renew annually. At December 31, 2003, 2002 and 2001 the Bank had outstanding borrowings under these lines totaling $0 million, $3 million and $4 million, respectively. The maximum amount outstanding at any month end was $5 million, $3 million, and $4 million, the average balance outstanding was $33 thousand, $61 thousand, and $50 thousand and the weighted average interest rate was 1.92%, 2.46% and 3.02% for the years ending December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, 2002 and 2001 securities sold under agreements to repurchase totaled $14,100 thousand, $11,885 thousand and $0 thousand, respectively. The maximum amount outstanding was $14,100 thousand, $11,885 thousand and $4,588 thousand, the average balance outstanding was $2,031 thousand, $3,227 thousand and $70 thousand and the weighted average interest rate was 1.08%, 2.09% and 6.79% for the years ending December 31, 2003, 2002 and 2001, respectively. These agreements generally mature within 30 days.

These short term borrowings are used as temporary resources in managing the Bank's overall liquidity. The Bank's liquidity management is discussed in the Liquidity section below.

Asset Quality

The following table contains asset quality information with respect to the loan portfolio and other real estate owned:


------------------------------------------------------------------------------------------------------
                                                   Asset Quality Statistics at December 31
(in thousands except multiples and
 percentages)                                 2003        2002        2001        2000           1999
--------------------------------------------------- ----------- ----------- ----------- --------------
Nonaccrual loans                            $3,880      $2,409       3,246       5,655          2,303
Accruing loans past due more than 90
 days                                            -           -           -           -            374
                                        ----------- ----------- ----------- ----------- --------------
Total non-performing loans                  $3,880      $2,409       3,246       5,655          2,677
                                        =========== =========== =========== =========== ==============
Allowance for loan losses                   $3,262      $3,057       2,668       2,499          2,580
Allowance for loan losses to non-
 performing loans                               84%        127%         82%         44%            96%
Total loan portfolio delinquency              3.21%       2.38%       3.30%       5.14%          3.32%
Allowance for loan losses to total gross
 loans                                        1.79%       1.85%       1.87%       2.17%          2.29%
Other real estate owned                     $    -        $329         809         405            129
                                        ----------- ----------- ----------- ----------- --------------
------------------------------------------------------------------------------------------------------

The Company's nonaccrual policy is discussed in Note 1(c) to the consolidated financial statements. The Company's principal earning assets are its loans. Inherent in the lending function is the risk of the borrower's inability to repay its loan under its existing terms. Risk elements include nonaccrual loans, past due and restructured loans, potential problem loans, loan concentrations and other real estate owned. Non-performing assets include loans that are not accruing interest (nonaccrual loans) as a result of principal or interest being contractually delinquent for a period of 90 days or more. When a loan is classified as nonaccrual, interest accruals discontinue and all accumulated accrued interest receivable is backed out of current period income. Until the loan becomes current, any payments received from the borrower are applied to outstanding principal until such time as management determines the financial condition of the borrower and other factors merit recognition of such payments as interest. The Company attempts to minimize overall credit risk through loan diversification and its loan approval procedures. The Company's due diligence begins at the time the borrower and the Company begin to discuss the origination of the loan documentation, including the borrower's credit history, materials establishing the value and liquidity of potential collateral, the purpose of the loan, the source and timing of the repayment of the loan, and other factors are analyzed before a loan is submitted for approval. Loans made are also subject to periodic review.

Nonaccrual loans increased $1,471 thousand, or 61%, for the year ending December 31, 2003, decreased $837 thousand, or 26%, in 2002 and decreased $2,409 thousand in 2001 while increasing $2,978 thousand and $2,238 thousand in 2000 and 1999, respectively. Portfolio delinquency increased to 3.21% in 2003, decreased to 2.38% in 2002 and to 3.30% in 2001 after increasing to 5.14% and 3.32% in 2000 and 1999, respectively. Interest income recorded on these nonaccrual loans was approximately $183 thousand, $242 thousand, $423 thousand, $224 thousand and $76 thousand in 2003, 2002, 2001, 2000 and 1999, respectively. Interest income would have increased in 2003, 2002, 2001, 2000 and 1999 by approximately $382 thousand, $364 thousand, $310 thousand, $542 thousand and $76 thousand, respectively, if these loans had earned interest at their full contract rate. At December 31, 2003, there were no individually material or a material amount of loans in the aggregate for which management had serious doubts as to the borrower's ability to comply with present loan repayment terms and which may result in the subsequent reporting of such loans as nonaccrual. Management believes these loans are all adequately reserved and it does not expect any material losses as a result of these credits. The Company had no other real estate owned at December 31, 2003.

The amount of the allowance for loan losses increased $205 thousand during 2003, $389 thousand during 2002 and $169 thousand during 2001. During 2000, the allowance for loan losses decreased $81 thousand after having increased in the prior two years. The reasons for the increase in the allowance for loan losses in 2002 as compared to 2001 is explained in the "Allowance for Loan Losses" section above.

The following table summarizes the allocation of the allowance for loan losses at December 31, for each of the last five years:

--------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)          December 31, 2003  December 31, 2002 December 31, 2001 December 31, 2000 December 31, 1999

                                ----------------  ----------------- ----------------- ----------------- ------------------
                                             %                   %                  %                %              %
Loan Category                      Amount  Loans       Amount  Loans     Amount   Loans    Amount  Loans  Amount  Loans
                                --------- -------- ---------- -------   -------- ------- -------- ------- ------ ---------
Commercial and other real estate  $2,381    89.99%     2,182   85.77%     2,122   87.82%   1,752   86.46% 1,943   84.72%
Real estate construction             828     8.76%       807   12.38%       466    9.61%     666   10.41%   560   12.35%
Installment and other                 53     1.25%        68    1.85%        80    2.57%      81    3.13%    77    2.93%
                                --------- -------- ---------- -------   -------- ------- -------- ------- ------ ---------
                                  $3,262   100.00%     3,057  100.00%     2,668  100.00%   2,499  100.00% 2,580  100.00%
                                ========= ======== ========== =======   ======== ======= ======== ======= ====== =========
--------------------------------------------------------------------------------------------------------------------------

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

The Company utilizes the tabular presentation alternative in complying with quantitative and qualitative disclosure rules. The following tables summarize the expected maturities, principal repayment and fair values of other financial instruments that are sensitive to changes in interest rates at December 31, 2003 and 2002.

As of December 31, 2003:
----------------------------------------------------------------------------------------------------
                                 Expected Maturity / Principal Repayment           Total     Fair
(in thousands)              2004     2005     2006     2007     2008  Thereafter  Balance   Value
----------------------------------------------------------------------------------------------------
Interest-Sensitive Assets:
Federal funds sold and
 securities purchased
 under resale agreements $ 8,034        -        -        -        -           -    8,034     8,034
Fixed rate investments(1) 16,966   14,507   13,760   11,199   15,011      18,581   90,024    90,024
Floating rate
 investments (1)              79       48       30       21       15          53      246       246
Fixed rate loans (2)      16,819    2,712    1,275    1,421    2,552       3,158   27,937    27,622
Floating rate loans (2)   31,696    2,832    6,264    2,583    5,588     105,665  154,628   159,607

Interest-Sensitive Liabilities:
NOW account deposits (3)  22,639    3,769    3,769    3,769    3,769      18,882   56,597    57,139
Money market deposits (3) 22,038    3,669    3,669    3,669    3,669      18,382   55,096    55,406
Savings deposits (3)      18,198    3,030    3,030    3,030    3,030      15,176   45,494    46,385
Certificates of deposit   67,031    4,569      849      354      400           -   73,203    73,498
Short term borrowings     14,100        -        -        -        -       5,155   19,255    19,255

Interest-Sensitive Off-Balance Sheet Items:
Commitments to lend                                                                49,643       496
Standby letters of credit                                                             488         1
----------------------------------------------------------------------------------------------------

As of December 31, 2002:
--------------------------------------------------------------------------------- ------------------
                                 Expected Maturity / Principal Repayment           Total     Fair
(in thousands)               2003    2004     2005     2006     2007  Thereafter  Balance   Value
--------------------------------------------------------------------------------- ------------------
Interest-Sensitive Assets:
Federal funds sold and
 securities purchased
 under resale agreements $ 19,634       -        -        -        -           -   19,634    19,634
Fixed rate investments(1)   9,679  10,903    3,583    2,607      946       4,948   32,666    32,666
Floating rate
 investments (1)               92      59       46       46       51         165      459       459
Fixed rate loans (2)       20,782   2,300    3,247    2,165    2,071       8,785   39,350    39,198
Floating rate loans (2)    28,989   3,316    2,383    3,449    1,158      86,874  126,169   125,164

Interest-Sensitive Liabilities:
NOW account deposits (3)   20,233   3,369    3,369    3,369    3,369      16,873   50,582    50,993
Money market deposits (3)  12,099   2,015    2,015    2,015    2,015      10,089   30,248    30,319
Savings deposits (3)       15,839   2,637    2,637    2,637    2,637      13,210   39,597    40,177
Certificates of deposit    49,200   4,842      881      357      299           -   55,579    55,881
Short term borrowings      14,885       -        -        -        -       5,155   20,040    20,040

Interest-Sensitive Off-Balance Sheet Items:
Commitments to lend                                                                40,717       407
Standby letters of                                                                  1,038         1
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

At December 31, 2003, federal funds sold and securities purchased under resale agreements of $8,034 thousand with a yield of 0.93% and investment securities totaling $17,045 thousand with a weighted-average, tax-equivalent yield of 3.63% were scheduled to mature within one year. In addition, gross loans totaling $48,515 thousand with a weighted-average yield of 6.14% were scheduled to mature within the same time frame. Overall, interest-earning assets scheduled to mature within one year totaled $73,594 thousand with a weighted-average, tax-equivalent yield of 4.99% at December 31, 2003.

With respect to interest-bearing liabilities, based on historical withdrawal patterns, NOW accounts, money market and savings deposits of $62,875 thousand with a weighted-average cost of 0.90% were scheduled to mature within one year. Certificates of deposit totaling $49,200 thousand with a weighted-average cost of 1.77% were scheduled to mature in the same time frame. In addition, short term borrowings totaling $14,100 with a weighted-average cost of 1.20% were scheduled to mature within one year. Total interest-bearing liabilities scheduled to mature within one year totaled $126,175 thousand with a weighted-average rate of 1.28%.

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

As of December 31, 2003:

--------------------------------------------------------------------------------------------------
                                                By Repricing Interval
--------------------------------------------------------------------------------------------------
(in thousands)       Within   After three After six After one  After five Noninterest  Total
                      three     months,    months,     year,      years     bearing
                      months   within six   within    within                 funds
                                 months    one year  five years
--------------------------------------------------------------------------------------------------
Assets
Federal funds sold
 and securities
 purchased under
 resale agreements     $ 8,034         --         --        --         --         --        8,034
Investment
 securities              5,042      4,135      7,868    54,591     18,634         --       90,270
Loans (including
 loans held for
 sale)                  61,108      8,058     13,711    68,523     31,165         --      182,565
Noninterest earning
 assets and
 allowance for loan
 losses                     --         --         --        --         --     40,944       40,391
                   -------------------------------------------------------------------------------
Total Assets           $74,184     12,193     21,579   123,114     49,799     40,944      321,813
                   ===============================================================================
Liabilities and
 Stockholders' Equity
 Savings, money market
 & NOW deposits      $ 157,187         --         --        --         --         --      157,187
Time deposits           30,588     21,358     15,085     6,172         --         --       73,203
Borrowings              14,100         --         --        --      5,155         --       19,255
Other liabilities
 and stockholders'
 equity                     --         --         --        --         --     72,168       71,615
                   -------------------------------------------------------------------------------
Total Liabilities
 and Stockholders'
 Equity              $ 201,875     21,358     15,085     6,172      5,155     72,168      321,813
                   ===============================================================================
Interest Rate
 Sensitivity Gap    $ (127,691)    (9,165)     6,494   116,942     44,644    (31,224)          --
                   ===============================================================================
Cumulative Interest
 Rate Sensitivity
 Gap                 $(127,691)  (136,856)  (130,362)  (13,420)    31,224         --           --
-------------------===============================================================================

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

Fluctuations in interest rates can also impact the market value of assets and liabilities either favorably or adversely depending upon the nature of the rate fluctuations as well as the maturity and repricing structure of the financial instruments. To the extent that financial instruments are held to contractual maturity, market value fluctuations related to interest rate changes are realized only to the extent that future net interest margin is either higher or lower than comparable market rates for the period. To the extent that liquidity management dictates the need to liquidate certain assets prior to contractual maturity, changes in market value from fluctuating interest rates will be realized in income to the extent of any gain or loss incurred upon the liquidation of the related assets.

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

At December 31, 2003, liquidity was considered adequate, and funds available in the local deposit market combined with scheduled maturities and prepayments of investment securities and borrowing facilities are considered sufficient to meet both the short- and long-term liquidity needs and commitments (see Notes 8 and 18 to the consolidated financial statements for further information). Compared to 2002 liquidity decreased in 2003 as a result of the Company using fed funds to purchase investment securities.

Certain Trends and Uncertainties

Two shareholders of the Company have recently expressed an intention of commencing legal proceedings against the Company, its executives and certain of its directors, purportedly in the nature of a shareholder derivative action. These shareholders believe that there has been a beach of fiduciary duty and improper management of the Company. The Company is unable to predict whether an action will ultimately be commenced and if so, what effect any potential outcome may have on the Company's financial condition and results of operations.

As referred to above, three directors of the Company have made certain demands for information from the Company and have engaged in various other activities over the past year due to their disagreement with the manner in which the Company is managed and directors and executive officers are compensated. The Company has spent significant sums for legal, investor relations and other expenses in responding to these directors. For the year ended December 31, 2003, the Company incurred unanticipated costs totaling $373,000. In addition, the actions of these directors have been disruptive to the Company's business operations and have diverted the attention of management and the remaining directors from normal business operations. No assurance can be given as to the impact on the Company's financial condition and results of operations as a result of these activities and the Company's need to respond to any future actions taken by these directors in order to protect the Company and its shareholders.

Capital Resources

Management continues to emphasize profitable asset growth and retention of equity in the business. In accordance with SFAS No. 115, the Company includes unrealized gain (loss) on available-for-sale securities, net of income taxes, as accumulated other comprehensive income which is a component of stockholders' equity. While regulatory capital adequacy ratios exclude unrealized gain (loss) in the calculation thereof, it does impact the Company's equity as reported in the audited financial statements. The unrealized gain on available-for-sale securities, net of income taxes, was $13 thousand and $455 thousand at December 31, 2003 and 2002, respectively. Consolidated capital increased $649 thousand, or 3.4%, during 2003. The increase was due primarily to net income of $1,177 thousand. Capital also increased $99 thousand as a result of stock options exercised and $19 thousand for stock-based compensation. Capital decreased by $442 thousand as a result of a decrease in the net unrealized holding gain on available-for-sale securities and $156 thousand as a result of stock repurchases. Average stockholders' equity equated to 7.17% of average total assets in 2003 compared to 7.92% in 2002. Shareholders' equity was 6.20% of total assets at year-end 2003, compared to 7.54% at year-end 2002. This decrease is primarily due to the effect of asset growth exceeding the growth in capital. During 2003, total assets increased 26% while capital increased 3%.

At the February 27, 2002 regular Board of Directors Meeting, the Board approved a $5 million participation in a floating rate pooled trust preferred securities offering. The Company received the proceeds from the sale of the trust preferred securities on March 26, 2002. See Note 8 to the consolidated financial statements for further information.

In April 2002, the Board of Directors authorized a stock repurchase program approving the repurchase of up to $2 million of the Company's stock. During 2003, 9,207 shares were repurchased at an average cost of $16.94 per share for a total of $156 thousand. During 2002, 32,649 shares were repurchased at an average cost of $11.96 per share for a total of $391 thousand under this program. The repurchase program has been extended to December 31, 2004.

The Bank's total risk-based and leverage capital ratios were 10.68% and 7.96%, respectively, at December 31, 2003 compared to 11.16% and 8.22%, respectively, at December 31, 2002. In order to continue to facilitate the Bank's growth, during 2002 the Holding Company contributed $2 million of the proceeds from the trust preferred securities into the Bank as contributed capital which under current regulatory guidelines is treated as Tier 1 capital for regulatory capital adequacy determination purposes. For additional information see "Recent Accounting Pronouncements." The total risk-based and leverage capital ratios at December 31, 2003, are in excess of the required regulatory minimums of 10% and 5%, respectively, for well-capitalized institutions.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The definition of "off-balance sheet arrangements" includes any transaction, agreement or other contractual arrangement to which an entity is a party under which the Company has:

-- Any obligation under a guarantee contract that has any of the characteristics as defined in paragraph 3 of FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness to Others" ("FIN 45");

--    A retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets, such as a subordinated retained interest in a pool of receivables transferred to an unconsolidated entity;

--    Any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, except that it is both indexed to the registrant's own stock and classified in stockholders' equity; or

-- Any obligation, including contingent obligations, arising out of a material variable interest, as defined in FIN 46, in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

For a description of certain guarantees the Company has issued which qualify as off-balance sheet arrangements, see Note 23 of the notes to consolidated financial statements.

For a description of variable interest entities, which qualify as off-balance sheet arrangements, see Note 8 of the notes to consolidated financial statements.

The following table provides the amounts due under specified contractual obligations (excluding interest) for the periods indicated as of December 31, 2003.

------------------------------------------------------------------------------------------------------------------------
                                     Less than one     One to three     Three to five   More than five years   Total
(in thousands)                             year            years             years
------------------------------------------------------------------------------------------------------------------------
Commitment to fund loans           $          24,877           15,194               521               9,051      49,643
Commitments under letters of credit              488               --                --                  --         488
Borrowings                                    14,100               --                --               5,155      19,255
Operating lease obligations                      290              917               370                 104       1,681
Other liabilities                              2,112               --                --               2,119       4,231
------------------------------------------------------------------------------------------------------------------------

The obligations are categorized by their contractual due dates. Approximately $13 million of the commitments to fund loans relate to real estate construction and are expected to fund within the next 12 months. However, the remainder relates primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. The Company may, at our option, prepay certain borrowings prior to their maturity date. The junior subordinated debentures, the assets of the Trust, and the common securities issued by the Trust are redeemable in whole or in part on or after March 26, 2007, or at any time in whole, but not in part, from the date of issuance upon the occurrence of certain events. Furthermore, the actual payment of certain current liabilities may be deferred into future periods. For purposes of this schedule, liabilities for our Supplemental Compensation Agreements, described in Note 10 of the notes to consolidated financial statements, are included in more than five years category.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuation in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Since virtually all of the Company's interest bearing liabilities and all of the Company's interest earning assets are located at the Bank, virtually all of the Company's interest rate risk exposure lies at the Bank level. As a result, all significant interest rate risk management procedures are performed at the Bank level. Based upon the nature of its operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio, concentrated primarily within Northern California, is subject to risks associated with the local economy. The Company does not own any trading assets. See "Asset Quality" and "Market Risk" in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a) herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

 Not Applicable


ITEM 9A.  CONTROLS AND PROCEDURES

                       Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Internal Control over Financial Reporting

There was no change in internal control over financial reporting that occurred during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of the Company

      The following table sets forth information, as of December 31, 2003, with respect to the current directors of the Company.

                                                              Director
Name                    Position                    Age         Since
----------------------------------------------------------------------
Benjamin R. Goehring    Chairman of the Board        72          1982
Weldon D. Schumacher    Vice Chairman of the Board   68          1982
David M. Philipp        Director                     41          1999
Robert H. Miller, III   Director                     59          2001
Daniel M. Lewis         Director                     49          2002
Leon J. Zimmerman       President and CEO, Director  61          1999
Robert H. Daneke        EVP, COO, Director           50          2000
Angelo J. Anagnos       Director                     69          1982
Steven M. Coldani       Director                     50          1999
Kevin Van Steenberge    Director                     46          2001

The following is a brief description of the business experience of each director.

BENJAMIN R. GOEHRING was appointed Chairman of the Board of Directors of the Bank in February 1996 and Chairman of the Board of Directors of the Company in April 1996. Chairman of the Board of BioWaste Energy, Inc., and was formerly the President and principal shareholder of Goehring Meat, Inc., a meat processing concern headquartered in Lodi, California, prior to its sale to Victor Fine Foods in 1988. He holds a Bachelor of Science degree from the University of California. He is a member of many civic, fraternal and professional organizations.

WELDON D. SCHUMACHER, M.D. was appointed Vice Chairman of the Board of the Bank and the Company in April 1996. Dr. Schumacher has been engaged in the private practice of medicine in Lodi, California, since 1968. He holds a Bachelor of Arts degree from Loma Linda University, Loma Linda, California, and a Doctor of Medicine degree from Loma Linda University School of Medicine. Dr. Schumacher is active in a number of civic and professional organizations, including the San Joaquin County Medical Society, California Medical Association, American Medical Association, American Academy of Family Physicians and the Lodi District Chamber of Commerce.


DAVID M. PHILIPP is the Chief Financial Officer of Mother Lode Holding Company. Mother Lode Holding Company owns a strategic array of title and escrow, real estate information and lender services companies throughout the United States. Mr. Philipp served as the Chief Financial Officer for First Financial Bancorp and the Bank from April 1992 to April 1999. Prior to joining the Company and the Bank, he was the Budget Director and Financial Analyst for a national retailer from 1990 to 1992 and he was with KPMG, LLP from 1986 to 1990. Mr. Philipp lives with his wife and two sons in El Dorado Hills, California.


ROBERT H. MILLER, III retired in 1997 from IBM Corporation after 31 years where he served in management positions. Since that time, he has done consulting and was employed by International Business Systems at their U.S. Headquarters location in Folsom. Mr. Miller graduated from Golden Gate University with a Bachelor of Business Administration degree. He served in the United States Air Force Reserves from 1966 through 1972. Mr. Miller is Senior Vice President and Chief Financial Officer for the Folsom Economic Development Corporation (FEDCorp) and is a member of the Folsom Chamber of Commerce, Folsom Historical Society, California State Railroad Museum, Aircraft Owners and Pilots Association, Folsom-El-Dorado-Sacramento Historical Railroad Society, plus a member of the Rotary Club of Folsom since 1985. Mr. Miller resides in Folsom with his wife Candy.

DANIEL M. LEWIS is President of Jeanell Inc., a family owned restaurant company. The company operates four Taco Bell franchises in the Lodi area. Mr. Lewis has been actively involved in the food services industry for over 28 years. Prior to working in the food services industry, Mr. Lewis worked in community bank operations. During that period of time, he completed various college courses related to banking and the financial services industry. Mr. Lewis is also an active farmer and operator of a local vineyard. He has continually been involved in various community and religious organizations, including serving a member of the Sacramento Area Taco Bell Association, a marketing cooperative in which he served as treasurer, and Franmac, a franchise organization of Taco Bell franchisees dedicated to marketing and operations support functions. Currently Mr. Lewis serves as a member of the Board of Directors of the Lodi Boys & Girls Club. Mr. Lewis and his wife Judy reside in Lodi and are the parents of four children.

LEON J. ZIMMERMAN joined the Company in April 1990. He was promoted from Executive Vice President and Chief Credit Officer of Bank of Lodi to President and CEO in August of 1994. Mr. Zimmerman became President and CEO of the Company effective August 1995. He lives in Lodi with his wife and has resided and worked in the San Joaquin/Sacramento Valley since 1960, serving in various banking capacities since 1962. Mr. Zimmerman serves on many community boards and committees, including the Lodi Police Chaplaincy Association, Sacramento Sierra Chapter - American Red Cross, and LEED - Sacramento. He is a member of Sutter Club - Sacramento, World Trade Club - San Francisco, Independent Order of Odd Fellows, Lodi Grape Festival and Harvest Fair and several other community groups.

ROBERT H. DANEKE joined the Company in December 1999. He has 27 years of banking experience, including 20 in community banking. Prior to joining the Company, Mr. Daneke was employed at a community bank for eight years, serving as Senior Vice President/Senior Credit Officer beginning in 1997. In addition, his career has included: seven years in correspondent banking and seven years with a major bank in middle market lending. Mr. Daneke holds a B.B.A. Degree in Finance from the University of Iowa. He is also a graduate of Pacific Coast Banking School at the University of Washington and the Lodi Chamber of Commerce Leadership Lodi Program. He currently is a member of various community organizations and serves on Lodi Unified School District Superintendent's Budget Advisory Committee. Mr. Daneke and his wife Roselyn reside in Lodi and are the parents of two children.

ANGELO J. ANAGNOS is an active investor and an owner/manager of various real estate holdings. He owned Sunwest Liquors and Delicatessen in Lodi, California from 1983 to 1998. He was also the previous owner of Payless Market and Liquors in Lodi, California from 1957 to 1983. Mr. Anagnos is a member of a number of fraternal and professional organizations including Lodi Elks Club, Lodi Eagles, Order of Ahepa, and the Lodi Hellenic Society.

STEVEN M. COLDANI is a real estate broker and farmer. He is President of Coldani Realty Inc. in Lodi, California and co-owner of Graeagle Associates, Realtors in Graeagle, California. He holds a Bachelor of Science degree from the University of the Pacific School of Business. He is a director of Lodi Memorial Hospital Foundation, Inc., a member of the Lodi and Plumas County Boards of Realtors, San Joaquin County Farm Bureau, and the California Asparagus Commission. Mr. Coldani is also a past president of the Lodi Board of Realtors and a past director of the California Association of Realtors. Mr. Coldani and his wife Jeanne reside in Lodi and are the parents of two children.

KEVIN VAN STEENBERGE has worked for Lodi Iron Works since 1979 and has served as President since December 1999. Mr. Van Steenberge holds a Bachelors degree in Economics from the University of Southern California. He is a member of the American Foundrymen's Society, Steel Founders Association and California Cast Metals Association. He currently serves as a member of the Board of Directors of Metal Casting Stormwater Monitoring Group and the Micke Grove Zoological Society. Mr. Van Steenberge and his wife Lori reside in Lodi and are the parents of two children.

(b) Executive Officers of the Company

Included under Part I of this Form 10-K.

(c) Compliance with Section 16(a) of the Exchange Act

 Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires each person (i) who owns more than 10% of any class of equity security which is registered under the Exchange Act or (ii) who is a director or one of certain officers of the issuer of such security to file with the Securities and Exchange Commission certain reports regarding the beneficial ownership of such persons of all equity securities of the issuer. While the individuals are required to complete and submit the required filings, the Company has established procedures to aid certain individuals in timely filing of reports required by the Exchange Act. As a result of certain staffing changes, the Company is aware of one late filing for Director Miller for one transaction occurring in June 2003 and, one late filing relating to the grant of stock options in October 2003 to Directors Goehring, Schumacher, Philipp, Miller and Lewis.

Except as noted above, based solely on our review of these reports of or certifications from the officer or director to us that no report was required to be filed, we believe that all of our directors and officers complied with all
Section 16(a) filing requirements applicable to them during the 2003 fiscal year

(d) Director Nomination Procedures

The Company has a Corporate Governance and Nominating Committee. The Company will consider director nominees recommended by shareholders who adhere to the following procedure. The Company's Bylaws provide that any shareholder must give written notice to the Secretary of First Financial Bancorp of an intention to nominate a director at a shareholder meeting. To be timely, a shareholder's notice must be given to the Secretary of the Company and must be delivered to or mailed and received at the principal executive offices of the Company not less than ninety (90) days nor more than one hundred twenty (120) days prior to the anniversary of the immediately preceding annual meeting of shareholders; provided, however, that in the event that the annual meeting is called for a date that is not within thirty (30) days before or after the anniversary date, or no annual meeting was held in the immediately preceding year, notice by the shareholder in order to be timely must be so received no later than the close of business on the tenth (10th) day following the day on which the notice of the annual meeting date was mailed to shareholders. The Bylaws contain additional requirements for nominations. A copy of the bylaws is attached to this report as
Exhibit 3(b).

The purpose of the Nominating Committee is to identify, evaluate, recruit and select qualified candidates for election, re-election, or appointment to the Board. The Nominating Committee may use multiple sources for identifying and evaluating nominees for directors, including referrals from current directors and executive officers and recommendations by shareholders. Candidates recommended by shareholders will be evaluated in the same manner as candidates identified by any other source.

The Company seeks directors who are of high ethical character and have reputations, both personal and professional, which are consistent with the image and values of the Company. The Director Nomination Committee reviews from time to time the appropriate skills and characteristics required of directors in the context of the current make-up of the board, including such factors as business experience, diversity and personal skills in finance, real estate capital markets, government regulation, financial reporting and other areas that are expected to contribute to an effective Board.

The charter of the Nominating Committee is available, without charge, upon the written request of any shareholder directed to Allen R. Christenson, Corporate Secretary, First Financial Bancorp, 701 South Ham Lane, Lodi, California 95242. All members of the Nominating Committee are independent directors of the Company and comply with the independence requirements of the Nasdaq.

(e) Audit Committee Financial Expert

The board has determined that Mr. David Philipp has:

         (i) an understanding of generally accepted accounting principles and financial statements;

         (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

         (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities;

         (iv) an understanding of internal control over financial reporting; and

         (v) an understanding of audit committee functions.

Therefore, the board has determined that Mr. Philipp meets the definition of "audit committee financial expert" under the rules of the SEC. The determination is based on Mr. Philipp's experience as the former CFO of the Company and Bank, his current service as CFO of Mother Lodi Holding Company and his past public accounting experience gained while employed by KPMG LLP. Designation of a person as an audit committee financial expert does not result in the person being deemed an expert for any purpose, including under Section 11 of the Securities Act of 1933. The designation does not impose on the person any duties, obligations or liability greater than those imposed on any other audit committee member or any other director and does not affect the duties, obligations or liability of any other member of the audit committee or board of directors. The board has also determined that Mr. Philipp meets the requirements for audit committee independence under the rules of Nasdaq.

(f) Code of Conduct

The Company has adopted a Code of Conduct, which complies with the Code of Ethics requirements of the Securities and Exchange Commission. A copy of the Code of Conduct is available, without charge, upon the written request of any shareholder directed to Allen R. Christenson, Corporate Secretary, First Financial Bancorp, 701 South Ham Lane, Lodi, California 95242.


ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table


The following table sets forth, for each of the last three fiscal years, the compensation of Leon J. Zimmerman, President and Chief Executive Officer; Robert
H. Daneke, Executive Vice President and Chief Operating Officer; and Allen R. Christenson, Senior Vice President and Chief Financial officer of the Company and the Bank. No other executive officer of the Company or the Bank received for the three fiscal years ended December 31, 2003 annual salary and bonus exceeding $100,000.

                                                                Long-Term Compensation
                                                            -------------------------------
                Annual Compensation                               Awards            Payouts
    -------------------------------------------------       --------------------    -------
                                                           Restricted
                                      Other Annual           Stock                   LTIP           All Other
    Year    Salary (1)       Bonus   Compensation (2)       Award(s)     Options    Payouts     Compensation (3)
    ----    ----------       -----   ----------------       --------     -------    -------     ----------------
    Leon J. Zimmerman:
    2003    $  186,836     $ 20,400                -              -            -         -          $    17,019
    2002       178,416                             -              -       22,000         -               16,753
    2001       155,000                             -              -       26,000         -               12,975

     Robert H. Daneke
    2003    $  116,873        12,250               -              -            -         -          $    11,368
    2002       110,619             -               -              -        9,300         -               11,298
    2001       102,600             -               -              -        8,400         -               11,894

     Allen R. Christenson
    2003    $  103,788        11,330               -              -            -         -          $     6,417
    2002        99,212             -               -              -        8,100         -               10,421
    2001        94,000             -               -              -        5,000         -               10,638
    --------------------------------

(1) Amounts shown for each year include compensation earned and received as well as amounts earned but deferred at the officer's election.
(2) Mr. Zimmerman, Mr. Daneke, and Mr. Christenson did not receive perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of his total annual salary and bonus during 2003, 2002 or 2001.
(3) All other compensation includes the cost of insurance premiums for the Long Term Care Benefit (see description herein above), contributions to the Bank of Lodi Employee Stock Ownership Plan (see description herein below) and matching contributions to the Company's 401(k) Profit Sharing Plan. All other compensation does not include the value of certain benefits payable pursuant to Executive Supplemental Compensation Agreements and Life Insurance Endorsement Method Split Dollar Plan Agreements (for more information, see the discussion of Executive Supplemental Compensation Agreements under "Supplemental Compensation Agreements" herein below).

Stock Options - Option Grants in the Last Fiscal Year


No stock options were granted to the named officers in 2003.

Aggregated Option Exercises in 2003 and 2003 Fiscal Year-end Option Values


The following table sets forth information pertaining to options exercised during the last fiscal year and unexercised options as of the end of the last fiscal year for Leon J. Zimmerman, President and Chief Executive Officer; Robert
H. Daneke, Executive Vice President and Chief Operating Officer; and Allen R. Christenson, Senior Vice President and Chief Financial Officer of the Company and the Bank. No stock options were exercised by the named officers in 2003. Options and option values have not been adjusted for the effect of the 10% stock dividend declared March 25, 2004.

                          Number of                   Securities Underlying             Value of Unexercised
                           Shares                     Number of Unexercised                 in-the-money
                          Acquired     Value            Options at FY-End                Options at FY-End
                        on Exercise   Realized     Exercisable    Unexercisable    Exercisable     Unexercisable
                        -----------   --------     -----------    -------------    -----------     -------------

Leon J. Zimmerman:              -             -       76,601          28,610      $   719,087      $   202,343

Robert H. Daneke:               -             -       23,749          10,620          190,481           73,379

Allen R. Christenson:           -             -       15,952           7,910          115,131           52,954


Employment Agreements

Leon J. Zimmerman, President and Chief Executive Officer of the Company and the Bank, entered into an Employment Agreement with the Company, effective September 30, 1998, for a one-year term ending April 30, 1999, subject to automatic extensions for additional one-year periods and also subject to certain early termination provisions. The Agreement provides for a base salary of $140,000 per annum, with increases effective on the 1st of January each year, commencing with January 1, 1999, at the sole discretion of the Board of Directors based upon a review of his performance during the previous year and competitive factors. Such salary includes Mr. Zimmerman's service on the Board of Directors of the Company and the Bank. The Agreement also provides that Mr. Zimmerman shall participate in any officer bonus plan and he is entitled to the same group insurance plans and other benefits made available to employees generally, plus the use of an automobile. The Company may immediately terminate the Agreement if the termination is for cause. The Company may also terminate the Agreement without cause by giving Mr. Zimmerman thirty (30) days written notice. In the event the Company terminates Mr. Zimmerman's employment without cause, Mr. Zimmerman will be entitled to receive as severance compensation an amount equal to twelve months' salary. Upon a change in control, or if Mr. Zimmerman is terminated after a change in control or he voluntarily terminates his employment within two years after a change in control in response to a constructive termination, Mr. Zimmerman will be entitled to receive as severance compensation an amount equal to two times his average annual compensation for the two years immediately preceding the change in control. For purposes of the Agreement, "change in control" means a change in control of the Company of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A (or in response to any similar item on any similar schedule or form) promulgated under the Securities Exchange Act. A "constructive termination" is defined by the Agreement to include a material reduction in base salary, a material change in responsibilities, or a requirement to relocate.

The Company also has employment agreements with Robert H. Daneke and Allen R. Christenson. Except for the salaries and service on the board of directors (Mr. Christenson does not serve on the Board of Directors), the terms of each agreement currently in force are substantially identical. The base salary for Mr. Daneke and Mr. Christenson are disclosed in the Summary Compensation Table above. The term of each agreement is one year and is extended automatically for one year each January 1 unless either party gives written notice to the contrary. In addition to their salaries, each employee is entitled to various fringe benefits and a discretionary bonus.

Compensation of Directors

Executive officers of the Company and the Bank receive no fees for service on the Board of Directors of the Company and the Bank or on any committees of the Boards. During 2003, fees totaling $154,400 were paid to the Directors of the Bank for attending meetings of the Bank's Boards of Directors. The Bank's Chairman of the Board received an annual retainer of $32,400, three Directors who served as chairman of a committee each received an annual retainer of $25,200, and each of the remaining directors received an annual retainer of $24,000. The Chairman of the Board also served as Chairman of the Loan Committee during 2003. Directors are also eligible to receive stock options to purchase shares of the Company's Common Stock pursuant to the 1997 Director Stock Option Plan.

Effective April 3, 1998, the Company and the Bank established a director emeritus program (the "Director Emeritus Program") for retired members of the Board of Directors. Any Director who has served continuously for at least ten years as a Director of the Company or the Bank prior to retirement is eligible to be granted the status of "Director Emeritus" under the Director Emeritus Program. A Director Emeritus is required to (a) represent the goodwill of the Company and the Bank in the community, (b) promote the continued profitability of the Company and the Bank, (c) maintain communication and meet periodically with the President and the Chairman, (d) provide consultation in his field of expertise, and (e) comply with the Company's policies applicable to the activities of a Director Emeritus. A Director Emeritus does not have the status of a Director of the Company or the Bank and is not entitled to attend or vote at any meetings of the Board of Directors or committees of the Board of Directors. The term of any Director Emeritus is three years. No fees or other compensation will be paid to a Director Emeritus, although any such person with a Director Supplemental Compensation Agreement will be eligible for annual payments totaling $10,000 during each of the first three years of service as a Director Emeritus (for more information regarding such payments, see the discussion of Director Supplemental Compensation Agreements under "Supplemental Compensation Agreements" below).

During 1998, each member of the Board of Directors became entitled to certain fringe benefits, payable upon death, disability or retirement and upon early termination of service as a Director due to a change in control or certain other events other than voluntary resignation, pursuant to the terms of individual Director Supplemental Compensation Agreements and Life Insurance Endorsement Method Split Dollar Plan Agreements signed with the Bank. Said Agreements were made effective as of April 3, 1998, the premium date of single-premium life insurance policies purchased by the Bank on the lives of certain executive officers and directors. For more information, see the discussion of Director Supplemental Compensation Agreements under "Supplemental Compensation Agreements" below.

The Company maintains a salary continuation plan for its executive officers and certain directors for the provision of death, disability and post-employment/retirement benefits (see Note 10 to the Consolidated Financial Statements). The agreement with directors includes elective provisions for service as a director emeritus following termination of service as a member of the Bank's Board of Directors. Directors who elect to serve as a director emeritus receive certain benefits during such period of service in addition to benefits applicable to all directors which commence upon expiration of the three year emeritus period.

Long Term Care Benefit

The Bank has purchased long-term care insurance on behalf of certain directors and executive officers meeting specific medical qualifications and underwriting criteria ("Participants"). The insurance provides benefits for long term care services in the event of a disabling or long-term medical or physical condition. The services include in-home care, as well as nursing home or community-based care. The insurance premiums are paid annually over a ten-year period. As discussed in the Supplemental Compensation Agreements section below, the Bank has purchased single premium life insurance in connection with the implementation of the Long Term Care Benefit Plan. The purpose of the life insurance is to provide cash value and life insurance proceeds to defray the Company's premium costs under the long-term care insurance. If a Participant ceases to be an employee or director of the Bank for any reason other than the Participant's retirement or a change in control of the Bank prior to the time that all premiums due under the insurance policy have been paid, the Company's obligation to pay the premiums shall immediately terminate and the Participant shall have the opportunity to assume the obligation to pay the remaining premiums to keep the Policy current. During 2003 the Bank recognized expense related to the long-term care insurance totaling $38,000.

Supplemental Compensation Agreements

The Bank has entered into Salary Continuation Agreements with the executive officers and directors. The executive officer agreement provides for the payment of certain benefits upon retirement (age 62 or older) or early retirement (prior to attaining age 62), upon death or disability prior to retirement, or in the event employment is terminated prior to retirement. If the employment of the executive officer is terminated prior to the officer attaining age 62, other than by reason of death, disability or retirement, then the entitlement of the executive officer to the benefits specified in his agreement will depend on whether the officer is terminated (i) without cause, or on account of or after a change in control of the Bank, in which case the designated benefits will be payable, or (ii) with cause, or by voluntary resignation of the officer prior to 100 percent vesting of his benefits, in which case all rights and benefits will be forfeited. The formula by which benefits are determined for the executive officer is based on a combination of the individual's position within the Bank and the age when retirement benefits become fully vested.

The salary continuation agreement for directors provides for the payment of certain benefits, commencing after the expiration of the initial three-year period as Director Emeritus following retirement from the Board of Directors of the Bank, and continuing until the director's death. During service as Director Emeritus, the director will also be entitled to receive certain payments during the three-year period commencing upon retirement from the Board of Directors. The agreement also provides for the payment of certain benefits in the event the director becomes disabled while serving on the Board of Directors of the Bank, which benefits will continue until the director's death, and certain other benefits in the event the service of the director is terminated, other than by reason of death, disability or retirement, prior to age 65, which benefits depend on whether service is terminated (i) without cause, or on account of or after a change in control of the Bank, in which case the designated benefits will be payable, or (ii) with cause, or by voluntary resignation of the Director prior to 100 percent vesting of benefits, in which case all rights and benefits will be forfeited.

The specific benefits are defined in each Director Agreement. Upon a director's retirement, and assuming the director serves as a Director Emeritus, the Bank will pay to the director the sum of $10,000 per year for the first three years of such service. In any event, commencing on the third anniversary of the director's retirement, the Bank will begin paying to the director the sum of $7,500 per year. The payments continue until the director's death.

The Bank has purchased single premium life insurance on the lives of the executive officers and certain directors who participate in the Plan ($13,863 thousand $13,339 thousand and $12,690 thousand at December 31, 2003, 2002 and 2001, respectively). The policies provide protection to the Company against the adverse financial effects from the death of an executive officer or director and provide the Company with income to offset expenses associated with the Salary Continuation Agreements as well as the Long Term Care Benefit (discussed above). The Bank's total accrued benefit cost under the Salary Continuation Agreements was $1,566 thousand, $1,243 thousand and $948 thousand as of December 31, 2003, 2002 and 2001, respectively. The Bank also entered into a Life Insurance Endorsement Method Split Dollar Plan Agreement with the executive officers and directors in order to provide for the division of death proceeds of such policies as between the Bank and the designated beneficiary(ies).

Change in Control Arrangements

Employment Contract. If an executive officer is terminated after a change in control or he voluntarily terminates his employment within two years after a change in control in response to a constructive termination, the officer will be entitled to receive as severance compensation an amount equal to two times his average annual compensation for the two years immediately preceding the change in control. For purposes of the Agreement, "change in control" means a change in control of the Company of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A (or in response to any similar item on any similar schedule or form) promulgated under the Securities Exchange Act. A "constructive termination" is defined by the Agreement to include a material reduction in base salary, a material change in responsibilities, or a requirement to relocate.

1991 Stock Option Plans. On February 19, 1991, the Board of Directors adopted
(i) the First Financial Bancorp 1991 Employee Stock Option Plan (the "Employee Stock Option Plan"), under which officers and key full-time salaried employees of the Company and its subsidiaries may be granted options to purchase shares of the Company's Common Stock; and (ii) the First Financial Bancorp 1991 Director Stock Option Plan (the "Director Stock Option Plan"), under which members of the Board of Directors are granted options to purchase shares of the Company's Common Stock.

The Board of Directors of the Company adopted a new, 1997 Stock Option Plan and the shareholders approved such Plan at the annual meeting held on April 22, 1997. No additional option grants will be made under the 1991 Stock Option Plans after such date. Such discontinuance will not adversely affect any stock option previously granted and outstanding under the 1991 Stock Option Plans.

1997 Stock Option Plan. On March 20, 1997, the Board of Directors adopted the First Financial Bancorp 1997 Stock Option Plan (the "1997 Stock Option Plan"), under which directors, officers and key full-time salaried employees of the Company and its subsidiaries and any consultant to the Company and its subsidiaries who is not a member of the Board of Directors may be granted options to purchase shares of the Company's Common Stock. At the 1997 Annual Meeting, the shareholders approved the adoption of the 1997 Stock Option Plan. The 1997 Stock Option Plan is intended to further the growth, development and financial success of the Company and its subsidiaries by providing additional incentives to members of the Board of Directors, officers and key employees and consultants.

Change in Control. In the event of a sale, dissolution or liquidation of the Company or a merger or consolidation in which the Company is not the surviving or resulting corporation, the Board has the power to cause the termination of options which are then outstanding under the Company's 1991 Stock Option Plans if the surviving or resulting corporation does not agree to assume all outstanding options under such plans; provided however, that in such event the optionees shall have the right prior to such sale, liquidation, dissolution, merger or consolidation to notification thereof as soon as practicable and, thereafter until three days prior to the effectiveness of such sale, dissolution, liquidation, merger or consolidation, to exercise the option without regard to the vesting provisions. This right is conditioned upon the execution of a definitive agreement of merger or consolidation or final plan of sale, liquidation, or dissolution. Under the 1997 Stock Option Plan, in the event of a change in control of the Company, the outstanding options will be subject to the terms of the agreement of merger or reorganization. Such an agreement may provide for the assumption of outstanding options, for payment of a cash settlement or for acceleration of exercisability, in all cases without the consent of the optionees.

Employee Stock Ownership Plan

Effective January 1, 1992, the Company and the Bank established the Bank of Lodi Employee Stock Ownership Plan. The plan covers all employees, age 21 or older, beginning with the first plan year in which the employee completes at least 1,000 hours of service. The Bank's annual contributions to the plan are made in cash and are at the discretion of the Board of Directors based upon a review of the Company's consolidated profitability. Contributions to the plan are invested primarily in the common stock of the Company and are allocated to participants on the basis of salary in the year of allocation. Benefits become 20% vested after the third year of credited service, with an additional 20% vesting each year thereafter until 100% vested after seven years. The amount of contributions for the benefit of Mr. Zimmerman, Mr. Daneke and Mr. Christenson is included in the Summary Cash Compensation table in the column entitled "All Other Compensation."

Profit Sharing Plan

Effective January 1, 1997, the Company established the First Financial Bancorp 401(k) Profit Sharing Plan. The plan covers all employees, age 18 or older, beginning with the first plan year in which the employee completes at least 1,000 hours of service. The plan is intended to supplement income upon retirement; the actual retirement benefit for each employee will depend on the amount in the employee's plan account balance at the time of retirement. For each plan year, participating employees may elect to have a portion of their compensation contributed to the plan, and the Company or the Bank may, at its discretion, make matching or other contributions. Company and Bank contributions to the plan for the benefit of employees become 20% vested after the first year of service, with an additional 20% vesting each year thereafter until 100% vested. The amount of contributions for the benefit of Mr. Zimmerman, Mr. Daneke and Mr. Christenson is included in the Summary Cash Compensation table in the column entitled "All Other Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


As of December 31, 2003, no individual known to the Company owned beneficially or of record more than five percent (5%) of the outstanding shares of its Common Stock, except as described below. Number of Shares Beneficially Owned and have not been adjusted for the effect of the 10% stock dividend declared March 25, 2004.

Title or                   Name and Address of                    Number of Shares          Percentage
Class                      Principal Owner                       Beneficially Owned            Owned
------                     ---------------------------           ------------------         -----------
Common                     Bank of Lodi, Employee                    164,265 (1)              10.13%
Stock                      Stock Ownership Plan (ESOP)
                           701 South Ham Lane
                           Lodi, CA 95242

Common                     Leon J. Zimmerman                         149,956 (2)               8.81%
Stock                      701 S. Ham Lane
                           Lodi, CA 95242

Common                     Weldon D. Schumacher                      134,361 (3)               8.28%
Stock                      1303 Rivergate Drive
                           Lodi, CA 95240

Common                     Raymond H. Coldani                         91,959 (4)               5.67%
Stock                      13199 N. Ray Road
                           Lodi, CA 95242
-----------------------------------

(1) Shares of Common Stock beneficially owned by the ESOP are allocated on an annual basis among ESOP participants. The Board of Directors of the Company has authority to appoint Trustees of the ESOP. The Trustees possess authority to manage all of the assets of the ESOP. As of the Record Date, Messrs. Ben Goehring, David Philipp and Robert Miller, III served as Trustees and Administrative Committee members of the ESOP.

(2) Includes 10,023 shares owned by Mr. Zimmerman's wife, 14,892 shares held solely by Mr. Zimmerman, 28,521 shares held in trust by Mr. Zimmerman and his wife, 14,879 shares owned in the Bank of Lodi Employee Stock Ownership Plan and First Financial Bancorp 401k Profit Sharing Plan, and 81,641 shares subject to options that are exercisable as of December 31, 2003, or become exercisable within 60 days thereafter.

(3) Includes 6,438 shares held solely by Dr. Schumacher, 3,710 shares owned by Dr. Schumacher's wife, and 122,983 shares held in trust by Dr. Schumacher and his wife and 1,230 shares subject to options that are exercisable as of December 31, 2003, or become exercisable within 60 days thereafter.

(4) Includes 18,599 shares owned by Mr. Coldani's wife, 19,267 shares owned solely by Mr. Coldani, and 54,093 shares held as joint tenants with spouse.

The following table shows the number and percentage of shares beneficially owned (including shares subject to options exercisable currently or within 60 days of March 5, 2004) by each current director and named executive officer of the Company and all directors and executive officers as a group.

                                                                               Beneficially Owned (1)
                                                                             ---------------------------
Name                                                                            Shares      Percentage
------------------------------------------------------------------------------------------ -------------
Benjamin R. Goehring                                                             44,375(2)          2.7%
Weldon D. Schumacher                                                            134,361(3)          8.3%
David M. Philipp                                                                 46,684(4)          2.9%
Robert H. Miller, III                                                             4,286(5)             *
Daniel M. Lewis                                                                   3,604(6)             *
Leon J. Zimmerman                                                               149,956(7)          8.8%
Robert H. Daneke                                                                 36,155(8)          2.2%
Angelo J. Anagnos                                                                30,984(9)          1.9%
Steven M. Coldani                                                               56,552(10)          3.5%
Kevin Van Steenberge                                                             6,448(11)             *
All Directors and Executive Officers of the Company as a Group (11 in number)  535,765(12)         30.3%

The address for all persons is First Financial Bancorp, 701 South Ham Lane, Lodi, California 95242

* Indicates that the percentage of outstanding shares beneficially owned is less than one percent (1%).


(1) Includes shares beneficially owned (including options exercisable within 60 days of March 5, 2004), directly and indirectly together with associates. Subject to applicable community property laws and shared voting and investment power with a spouse, the persons listed have sole voting and investing power with respect to such shares unless otherwise noted. Shares have not been adjusted for the 10% stock dividend declared March 25, 2004.

(2) Includes 12,783 shares owned by Mr. Goehring's wife, 22,633 shares owned solely by Mr. Goehring, 1,044 shares owned by Mr. Goehring in joint tenancy with his children, and 7,915 shares subject to options that are exercisable as of March 5, 2004 or become exercisable within 60 days thereafter.

(3) Includes 6,438 shares held solely by Dr. Schumacher, 3,710 shares owned by Dr. Schumacher's wife, 122,983 shares held in trust by Dr. Schumacher and his wife and 1,230 shares subject to options that are exercisable as of March 5, 2004 or become exercisable within 60 days thereafter.

(4) Includes 1,300 shares owned by Mr. Philipp's wife, 110 shares held as custodian for minor children, 36,009 shares owned solely by Mr. Philipp, and 9,265 shares subject to options that are exercisable as of March 5, 2004 or become exercisable within 60 days thereafter.

(5) Includes 1,000 shares owned in joint tenancy with spouse, and 3,286 shares subject to options that are exercisable as of March 5, 2004, or become exercisable within 60 days thereafter.

(6) Includes 3,004 shares owned in joint tenancy with spouse, and 600 shares subject to options that are exercisable as of March 5, 2004, or become exercisable within 60 days thereafter.

(7) Includes 10,023 shares owned by Mr. Zimmerman's wife, 14,892 shares held solely by Mr. Zimmerman, 28,521 shares held in trust by Mr. Zimmerman and his wife, 14,879 shares owned in the Bank of Lodi Employee Stock Ownership Plan and First Financial Bancorp 401k Profit Sharing Plan, and 81,641 shares subject to options that are exercisable as of March 5, 2004, or become exercisable within 60 days thereafter.

(8) Includes 656 shares held in joint tenancy with spouse; 7,170 owned solely by Mr. Daneke, 2,900 shares owned in the Bank of Lodi Employee Stock Ownership Plan and First Financial Bancorp 401k Profit Sharing Plan, and 25,429 shares subject to options that are exercisable as of March 5, 2004, or become exercisable within 60 days thereafter.

(9) Includes 30,688 shares held in family trust by Mr. Anagnos and his wife, and 296 shares held as custodian for minor grandchildren.

(10) Includes 35,677 shares owned solely by Mr. Coldani, 7,244 shares held as community property or joint tenants by Mr. Coldani and his wife, 7,069 shares held as custodian for minor children and 6,562 shares held jointly with his son.

(11) Includes 298 shares owned jointly with Lori Van Steenberge, 6,150 held in trust by Mr. Van Steenberge and his wife.

(12) Officers included in this total are the President and Chief Executive Officer; the Executive Vice President and Chief Operations Officer and Senior Vice President and Chief Financial Officer--in each case of the Company and the Bank. Shares include 146,368 shares subject to options that are exercisable as of March 5, 2004 or become exercisable within 60 days thereafter.




EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company's equity compensation plans as of December 31, 2003. Number of securities and weighted-average price have been adjusted to give retroactive effect of the stock dividend declared March 25, 2004.

                       Equity Compensation Plan Information
                    ------------------------------------------
                             (a)                  (b)                   (c)
                                                                    Number of
                                                                     securities
                                                                remaining available
                                                                        for
                         Number of                               future issuance
                        securities to                                  under
                       be issued upon      Weighted-average     equity compensation
                           exercise        exercise price of     plans (excluding
                       of outstanding         outstanding           securities
                           options,        options, warrants       reflected in
   Plan Category     warrants and rights       and rights           column (a))
 ----------------   --------------------  -------------------  --------------------
Equity compensation
 plans approved by
 security holders               281,167                 $8.87               12,605

Equity compensation
 plans not approved
 by security
 holders                             --                NA                       --

                     -------------------  --------------------  -------------------
    Total                       281,167                 $8.87               12,605
                     ===================  ====================  ===================

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2003, certain directors of the Company and the Bank had loans outstanding with the Bank. Such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features.

There are no existing or proposed material interests or transactions between the Company and any of its executive officers or directors.


ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for the fiscal year ended December 31, 2003 by the Company's principal accounting firm, KPMG LLP:

         Audit fees, excluding Audit related fees (2)                $   106,000

         Financial information systems design and implementation              --

         All other fees (1):
              Audit related fees (2)                                 $    16,000
              Other non-audit services (3)                                11,200
                                                                     -----------
                  Total all other fees                               $    27,200
                                                                     ===========
------------------------------
 (1) The Audit Committee has considered whether the provision of these non-audit services is compatible with maintaining the principal accountant's independence.
 (2) Audit related fees consisted principally of audits of financial statements of certain employee benefit plans, review of registration statements, issuance of consent and attendance at various meetings of the Board of Directors.
 (3) Other non-audit fees consisted of tax compliance.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules Page Reference

             Independent Auditors' Report                               54
             Consolidated Balance Sheets as of
              December 31, 2003 and 2002                                55
             Consolidated Statements of Income
              Years Ended 2003, 2002, and 2001                          56
             Consolidated Statements of Stockholders' Equity
              and Comprehensive Income
              Years Ended 2003, 2002, and 2001                          57
             Consolidated Statements of Cash Flows
              Years Ended 2003, 2002, and 2001                          58
             Notes to Consolidated financial statements                 60

     (b) Reports on Form 8-K

          During the fourth quarter of 2003, the Company filed a Current Report on 8-K dated November 14, 2003 (Items 7 and 10).

          During the fourth quarter of 2003, the Company filed a Current Report on 8-K dated December 8, 2003 (Items 7 and 10).

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

Independent Auditors' Report

The Board of Directors and Stockholders
First Financial Bancorp:

We have audited the accompanying consolidated balance sheets of First Financial Bancorp and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Bancorp and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, under the prospective method of adoption as of January 1, 2003.



                                            /s/ KPMG LLP


Sacramento, California
February 21, 2004 except for Note 25
which is as of March 25, 2004

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           December 31, 2003 and 2002
                      (in thousands, except share amounts)

 Assets                                                                       2003                2002
----------------------------------------------------------------------------------------------------------
 Cash and due from banks                                               $    17,497              14,988
 Federal funds sold and securities purchased
      under resale agreements                                                8,034              19,634
 Investment securities available-for-sale, at fair value
      (includes securities pledged to creditors with the right
      to sell or pledge of  $14,100 and $11,885, respectively)              90,270              33,125
 Loans held for sale                                                         3,076               7,578
 Loans, net of deferred loan fees and allowance for loan losses of
      $4,040 and $3,851 in 2003 and 2002, respectively                     175,449             154,090
 Premises and equipment, net                                                 6,903               6,745
 Accrued interest receivable                                                 1,322                 772
 Other assets                                                               19,262              18,469
----------------------------------------------------------------------------------------------------------
                                                                       $   321,813             255,401
==========================================================================================================

 Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------------------------------

 Liabilities:
 Deposits:
      Noninterest bearing                                              $    47,765              34,673
      Interest bearing                                                     230,390             176,006
----------------------------------------------------------------------------------------------------------
          Total deposits                                                   278,155             210,679


 Accrued interest payable                                                      205                 140
 Short term borrowings                                                      14,100              14,885
 Other liabilities                                                           4,231               5,272
 Junior subordinated debentures                                              5,155               5,155
----------------------------------------------------------------------------------------------------------
          Total liabilities                                                301,846             236,131

 Stockholders' equity:
 Preferred stock - no par value; authorized 1,000,000 shares;
   no shares issued and outstanding                                              -                   -
 Common stock - no par value; authorized 9,000,000 shares; issued and
   outstanding in 2003, 1,783,420 shares; in 2002, 1,621,837 shares         12,950              10,143
 Retained earnings                                                           7,004               8,672
 Accumulated other comprehensive income, net                                    13                 455
----------------------------------------------------------------------------------------------------------

          Total stockholders' equity                                        19,967              19,270
----------------------------------------------------------------------------------------------------------

          Commitments and contingencies
                                                                      $   321,813             255,401
==========================================================================================================

         See accompanying notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Years Ended December 31, 2003, 2002 and 2001
                     (in thousands except per share amounts)
                                               2003        2002        2001
--------------------------------------------------------------------------------
 Interest income:
     Loans, including fees                 $   12,315      11,917      11,304
     Interest on investment securities
       available for sale:
         Taxable                               1,003       1,434       1,832
         Exempt from Federal taxes             212         168         241
     Federal funds sold and securities
       purchased under resale agreements       132         158         481
--------------------------------------------------------------------------------
         Total interest income                 13,662      13,677      13,858

 Interest expense:
     Deposit accounts                          2,566       3,176       4,639
     Other borrowings                          271         283         5
         Total interest expense                2,837       3,459       4,644

         Net interest income                   10,825      10,218      9,214

 Provision for loan losses                     312         625         391
--------------------------------------------------------------------------------
         Net interest income after provision
           for loan losses                     10,513      9,593       8,823

 Noninterest income:
     Service charges                           1,609       1,598       1,414
     Gain on sale of investment securities
       available-for-sale                      396         603         267
     Gain on sale of other real estate owned   20          16          255
     Gain on sale of loans                     1,082       1,005       533
     Premiums and fees from SBA
         and mortgage operations               492         426         399
     Increase in cash surrender value
         of life insurance                     524         649         658
     Other                                     402         406         302
--------------------------------------------------------------------------------
         Total noninterest income              4,525       4,703       3,828
--------------------------------------------------------------------------------

 Noninterest expense:
     Salaries and employee benefits            7,171       6,312      5,680
     Occupancy                                 1,132       997         919
     Equipment                                 854         892         814
     Other                                     4,351       4,285       3,813
--------------------------------------------------------------------------------
         Total noninterest expense             13,508      12,486      11,226
--------------------------------------------------------------------------------

 Income before provision for income taxes      1,530       1,810       1,425

 Provision for income taxes                    353         455         218
--------------------------------------------------------------------------------

         Net income                        $   1,177       1,355       1,207
================================================================================

 Earnings per share:
--------------------------------------------------------------------------------
     Basic                                 $   .66         .75         .68
================================================================================
     Diluted                               $   .62         .72         .66
================================================================================
 Dividends per share                       $    -           -           -
================================================================================
         See accompanying notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                  Years Ended December 31, 2003, 2002 and 2001
                       (in thousands except share amounts)

                                                                                                  Accumulated
                                                                                            Accumulated
                                            Common      Common                                 Other
                                            Stock       Stock    Comprehensive  Retained    Comprehensive
Description                                 Shares      Amounts      Income     Earnings  Income (Loss), net   Total
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000               1,526,063   $   9,338                   6,831             285       16,454
Comprehensive income:
  Net income                                                         $   1,207     1,207                        1,207
                                                                    ----------
  Other comprehensive income:
     Unrealized holding gain arising
       during the current period,
       net of tax effect of $133                                           228
     Reclassification adjustment
       due to gains realized,
       net of tax effect of $109                                          (158)
         Total other comprehensive
            income, net of                                          ----------
            tax effect of $24                                               70                        70           70
                                                                    ----------
     Comprehensive income                                            $   1,277
                                                                    ==========
Options exercised, including tax benefits     20,425         136                                                  136
Stock dividend                                75,812         717                    (717)
Cash dividend                                                                         (4)                          (4)
                                         -----------------------              ----------------------------------------
Balance at December 31, 2001               1,622,300      10,191                   7,317             355       17,863
Comprehensive income:
  Net income                                                         $   1,355     1,355                        1,355
                                                                     ---------
  Other comprehensive income:
     Unrealized holding gain arising
       during the current period,
       net of tax effect of $381                                           456
     Reclassification adjustment
       due to gains realized,
       net of tax effect of $247                                          (356)
         Total other comprehensive
            income, net of                                           ---------
            tax effect of $134                                             100                       100          100
                                                                     ---------
     Comprehensive income                                            $   1,455
                                                                     =========
Options exercised, including tax benefits     32,186         343                                                  343
Stock repurchase                             (32,649)       (391)                                                (391)
                                         -----------------------              ----------------------------------------
Balance at December 31, 2002               1,621,837      10,143                   8,672             455       19,270
  Net income                                                         $   1,177     1,177                        1,177
  Other comprehensive loss:
     Unrealized holding loss arising
       during the current period,
       net of tax effect of $145                                          (208)
     Reclassification adjustment
       due to gains realized,
       net of tax effect of $162                                          (234)
         Total other comprehensive
            loss, net of                                             ---------
            tax effect of $307                                            (442)                     (442)        (442)
                                                                     ---------
     Comprehensive income                                            $     735
                                                                     =========
10% stock dividend                           162,129       2,845                  (2,845)
Options exercised, including tax benefits      8,661          99                                                   99
Stock-based compensation
  and related tax benefits                                    19                                                   19
Stock repurchase                              (9,207)       (156)                                                (156)
                                         -----------------------              ----------------------------------------
Balance at December 31, 2003               1,783,420   $  12,950                   7,004              13       19,967
                                         =======================              ========================================

See accompanying notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2003, 2002 and 2001
                                 (in thousands)

                                                                            2003         2002        2001
----------------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
      Net income                                                        $    1,177      1,355       1,207
      Adjustments to reconcile net income to net cash flows
      provided by operating activities:
           (Decrease) increase in deferred loan income                         (16)       117         155
           Depreciation and amortization                                     2,863      1,778       1,366
           Stock-based compensation                                             19         --          --
           Provision for loan losses                                           312        625         391
           Gain on sale of available-for-sale securities                      (396)      (603)       (267)
           Gain on sale of loans                                            (1,082)    (1,005)       (533)
           Gain on sale of other real estate owned                             (20)       (16)       (255)
           Provision for deferred taxes                                       (301)      (338)       (401)
           (Increase) decrease in accrued interest receivable                 (550)       493         182
           Increase (decrease) in accrued interest payable                      65       (167)         (9)
           Increase in cash surrender value of life insurance                 (524)      (649)       (658)
           Increase in other assets                                           (160)       (30)       (685)
           (Decrease) increase in other liabilities                         (1,009)     2,923       1,003
----------------------------------------------------------------------------------------------------------

           Net cash provided by operating activities                           378      4,483       1,496

  Cash flows from investing activities:
      Investment securities available-for-sale:
           Purchases                                                       (97,414)   (32,427)    (33,269)
           Proceeds from prepayments                                        31,177     13,595       8,833
           Proceeds from maturity                                               --      3,600       9,548
           Proceeds from sale                                                7,128     23,487       3,578
      Loans held for sale:
           Loans originated                                                (64,966)   (48,354)    (33,950)
           Proceeds from sale                                               70,550     45,657      31,899
      Increase in loans made to customers, net                             (21,728)   (19,492)    (26,269)
      Proceeds from the sale of other real estate                              422        296         937
      Purchases of bank premises, equipment and intangible assets           (1,240)      (695)     (1,210)
      Purchase of cash surrender value life insurance                           --         --      (2,000)
----------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                (76,071)   (14,333)    (41,903)

  Cash flows from financing activities:
      Net increase in deposits                                              67,476      9,108      39,310
      Proceeds from junior subordinated debt                                    --      5,155          --
      (Decrease) increase in short term borrowings                            (785)    10,885        (588)
      Proceeds from issuance of common stock                                    67        258         122
      Payments for repurchase of common stock                                 (156)      (391)         --
      Dividends paid                                                            --         --          (4)
----------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                             66,602     25,015      38,840
----------------------------------------------------------------------------------------------------------
 Net (decrease) increase in cash and cash equivalents                       (9,091)    15,165      (1,567)

 Cash and cash equivalents at beginning of year                             34,622     19,457      21,024
----------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of year                               $   25,531     34,622      19,457
----------------------------------------------------------------------------------------------------------

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2003, 2002 and 2001
                                 (in thousands)

                                                                            2003         2002        2001
----------------------------------------------------------------------------------------------------------
 Supplemental Disclosures of Cash Flow Information:
     Cash paid during the year for:
          Interest                                                       $   2,772      3,622       4,653
          Income taxes                                                         320      1,342         372
     Loans transferred to other real estate owned                               73         90       1,086
     Unrealized (loss) gain on available-for-sale securities, net of tax      (208)       456         228
     Stock dividend                                                          2,845         --         717

See accompanying notes to consolidated financial statements.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002 and 2001

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

         (c)    Loans

         Loans are stated at principal balances outstanding, net of deferred origination fees and costs. A loan is considered impaired when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the "contractual terms" of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement. An impaired loan is measured based upon the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price, or the fair value of collateral if the loan is collateral dependent. Interest on impaired loans is recognized on a cash basis. Large groups of small balance, homogenous loans are collectively evaluated for impairment. If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment is recognized by increasing the allowance for loan losses. Loans held for sale are carried at the lower of aggregate cost or market.

         Interest on loans is accrued daily. Nonaccrual loans are loans on which the accrual of interest ceases when the collection of principal or interest is determined to be doubtful by management. It is the general policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, accrued and unpaid interest is reversed against current period interest income. Interest accruals are resumed when such loans are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

         (d)     Loan Origination Fees and Costs

         Loan origination fees, net of direct origination costs, are deferred and amortized as a yield adjustment over the life of the related loans using the interest method, which results in a constant rate of return. Loan commitment fees are also deferred. Commitment fees are recognized over the life of the resulting loans if the commitments are funded or at the expiration of the commitments if the commitments expire unexercised. Origination fees and costs related to loans held for sale are deferred and recognized as a component of gain or loss when the related loans are sold.

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

         The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company measures the impairment of the servicing asset based on the difference between the carrying amount of the servicing asset and its current fair value. The servicing asset totaled $239 thousand and $145 thousand at December 31, 2003 and 2002, respectively, and is included in other assets. As of December 31, 2003 and 2002, there was no impairment in servicing asset.

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

         Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Pursuant to Statement No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

         (i) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. The Company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 did not affect the Company's financial statements. In accordance with Statement 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated, undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

         (j)    Other Real Estate Owned (OREO)

         Other real estate owned is comprised of property acquired through foreclosure proceedings or acceptance of deeds-in-lieu of foreclosure. Losses recognized at the time of acquiring property in full or partial satisfaction of debt are charged against the allowance for loan losses. Other real estate is recorded at the lower of the related loan balance or fair value, less estimated disposition costs. Fair value of other real estate is generally based on an independent appraisal of the property. Any subsequent costs or losses are recognized as noninterest expense when incurred. Subsequent operating expenses or income, changes in carrying value, and gains or losses on disposition of OREO are reflected in other noninterest expense.

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

         (n)    Stock Based Compensation

         Effective as of January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation (SFAS No. 148). Under the prospective method of adoption selected by the Company, stock-based employee compensation costs are recognized as awards are granted, modified or settled. Prior to January 1, 2003, these plans were accounted for under the intrinsic value method as prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation expense was recognized on the date of grant only if the market price of the underlying stock exceeded the exercise price on that date. The following table presents the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period. Accordingly, a total of $11 thousand was recognized as compensation expense for the issuance of stock options for the year ended December 31, 2003, $52 thousand was recognized for 2002, and no compensation expense was recognized for the issuance of stock options granted under any of the various plans for the year ended December 31, 2001. (See Note 25)


Year ending December 31,                              2003    2002   2001
--------------------------------------------------------------------------
Net income (in thousands)
     As reported                                  $  1,177   1,355  1,207

     Add: Stock based employee compensation
     expense included in reported net income,
     net of tax effects                                 11      52     --

     Deduct:  Stock based employee compensation
     determined  under fair value based method
     for all awards, net of tax effects                (21)    (40)   (50)
--------------------------------------------------------------------------
     Pro forma net income                         $  1,167   1,367  1,157
==========================================================================

Year ending December 31,                              2003    2002   2001
--------------------------------------------------------------------------
Earnings per share
Basic net income per share
     As reported                                      0.66    0.75   0.68
     Pro forma                                        0.65    0.75   0.65
Diluted net income per share
     As reported                                      0.62    0.72   0.66
     Pro forma                                        0.62    0.73   0.64

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                      2003    2002   2001
--------------------------------------------------------------------------
Dividend yield                                         0.0%    0.0%   0.0%
Expected life (in years)                               5.0     5.0    5.0
Expected volatility                                   19.6%   18.4%  18.4%
Risk-free rate                                         3.2%    2.8%   4.5%
Weighted average grant date
 fair value of options granted                    $   2.48    1.52   1.88

         (o)    Impact Of Recently Issued Accounting Standards

         In December 2003, the FASB revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities
         (VIEs), which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretations will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

         FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments.

         In June 2001, FASB Statement No. 143, Accounting for Asset Retirement Obligations, was issued. Statement 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also would record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt Statement 143 on January 1, 2003. The adoption of Statement 143 had no effect on the Company's financial statements.

         In April 2002, FASB Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No 13, and Technical Corrections, was issued. Statement 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. Statement No. 145 also amends FASB Statement No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of Statement 145 related to the rescission of FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, were applied in fiscal years beginning after May 15, 2002. The provisions of Statement 145 related to Statement 13 were effective for transactions occurring after May 15, 2002. The adoption of Statement 145 had no effect on the Company's financial statements.

         In June 2002, FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of Statement 146 were effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged.

         In November 2002, FASB Interpretation No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34, was issued. This Interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002.

         In December 2002, FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 was issued. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements. Disclosures required by this standard are included in the notes to these consolidated financial statements.

         In December 2003, FASB Statement No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement of recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003.

         (p)    Reclassifications

         Certain amounts in prior years' presentations have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported income.


(2)      Restricted Cash Balances

         The Bank is required to maintain certain daily reserve balances in accordance with Federal Reserve Board requirements. Aggregate reserves of $3,928 thousand and $3,163 thousand were necessary to satisfy these requirements at December 31, 2003 and 2002, respectively.



(3)      Investment Securities

         Investment securities at December 31, 2003 and 2002 consisted of the following:

                                                              December 31, 2003
                                                Estimated                Gross               Gross
                                                Amortized             Unrealized          Unrealized       Market
 (in thousands)                                   Cost                   Gains              Losses          Value
--------------------------------------------------------------------------------------------------------------------------
Available for Sale
U.S. Agency securities                     $      38,773                  61                 135           38,699
Municipal securities                               9,222                  80                 122            9,180
Collateralized mortgage obligations               41,693                 301                 173           41,821
Other debt securities                                379                   9                   -              388
Investment in Federal Agency stock                   182                   -                   -              182
--------------------------------------------------------------------------------------------------------------------------

Total                                      $      90,249                 451                 430           90,270
==========================================================================================================================

                                                              December 31, 2002
                                                Estimated                Gross               Gross
                                                Amortized             Unrealized          Unrealized       Market
 (in thousands)                                   Cost                   Gains              Losses          Value
--------------------------------------------------------------------------------------------------------------------------
Available for Sale
U.S. Agency securities                     $       3,702                 146                   -            3,848
Municipal securities                               2,930                 264                   -            3,194
Collateralized mortgage obligations               25,115                 350                   2           25,463
Other debt securities                                423                  13                   -              436
Investment in Federal Agency stock                   184                   -                   -              184
--------------------------------------------------------------------------------------------------------------------------

Total                                      $      32,354                 773                   2           33,125
==========================================================================================================================

         Investment securities totaling $26,777 thousand and $9,755 thousand were pledged as collateral to secure Local Agency Deposits as well as treasury, tax and loan accounts with the Federal Reserve at December 31, 2003 and 2002, respectively.

         Proceeds from the sale of Available for Sale securities during 2003, 2002 and 2001 were $7,128 thousand, $23,487 thousand and $3,578 thousand. The Company realized gross gains totaling $396 thousand, $603 thousand and $267 on the sale of Available for Sale securities during the year ended December 31, 2003, 2002 and 2001, respectively.

         Federal Agency dividends paid to the Company were $9 thousand in 2003 and 2002 and $7 thousand in 2001.

         The amortized cost and estimated fair value of debt securities at December 31, 2003, by contractual maturity, or expected maturity where applicable, are shown below. Expected maturities will differ from contractual maturities because certain securities provide the issuer with the right to call or prepay obligations with or without call or prepayment penalties.

                                                   December 31, 2003

                                                 Amortized     Market
        (in thousands)                             Cost         Value
        --------------------------------------------------------------
        Due in one year or less                 $   9,678       9,585
        Due after one year through five years      70,291      70,497
        Due after five years through 10 years       9,183       9,104
        Due after 10 years                            915         902
        Investment in Federal Agency stock            182         182
        --------------------------------------------------------------
                                                $  90,249      90,270
        ==============================================================


         Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003, were as follows:

                                   Less than 12 months   12 months or more       Total
----------------------------------------------------------------------------------------------
                                     Fair    Unrealized   Fair  Unrealized   Fair   Unrealized
(in thousands)                       Value     Losses    Value    Losses     Value     Losses
----------------------------------------------------------------------------------------------
Available for sale:
U.S. Agency and mortgage-backed
 securities                       $  18,289        135      --         --   18,289        135
Municipal securities                  6,435        122      --         --    6,435        122
Collateralized mortgage
 obligations                         14,771        173      --         --   14,771        173
----------------------------------------------------------------------------------------------
Total                             $  39,495        430      --         --   39,495        430
==============================================================================================

         U.S. Agency and mortgage-backed securities: The unrealized losses on investments in U.S. Agency and mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by the respective government agency. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than temporarily impaired.

         Municipal securities: The unrealized losses on investments in municipal securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Additionally, it is the policy of the Company to only purchase municipal securities of those entities that provide credit insurance.

         Collateralized mortgage obligations: The unrealized losses on investments in collateralized mortgage obligation securities were caused by interest rate increases. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than temporarily impaired.

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

         Outstanding loans (excluding held for sale) consisted of the following at December 31:

(in thousands)                                      2003        2002
----------------------------------------------------------------------
Commercial                                    $  152,505     127,111
Real estate construction                          16,006      20,489
Other real estate                                  8,704       7,273
Installment and other                              2,274       3,068
----------------------------------------------------------------------
                                                 179,489     157,941


Deferred loan fees and loan sale premiums          (778)       (794)
Allowance for loan losses                        (3,262)     (3,057)
----------------------------------------------------------------------
                                              $  175,449     154,090
======================================================================

         SBA and mortgage loans serviced by the Bank totaled $125,595 thousand, $102,743 thousand and $83,252 thousand at December 31, 2003, 2002 and 2001, respectively.

         Changes in the allowance for loan losses were as follows:

(in thousands)                         2003        2002       2001
-------------------------------------------------------------------
Balance, beginning of year         $  3,057       2,668      2,499
Loans charged off                      (143)       (270)      (283)
Recoveries                               36          34         61
Provision charged to operations         312         625        391
-------------------------------------------------------------------
Balance, end of year               $  3,262       3,057      2,668
===================================================================


         Nonaccrual loans totaled $3,880 thousand, $2,409 thousand and $3,246 thousand at December 31, 2003, 2002 and 2001, respectively. Interest income, which would have been recorded on nonaccrual loans, was $382 thousand, $364 thousand and $310 thousand, in 2003, 2002, and 2001, respectively.

         Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due. At December 31, 2003 and 2002, the Bank had outstanding balances of $3,880 thousand and $2,409 thousand in impaired loans which had valuation allowances of $720 thousand in 2003 and $446 thousand in 2002. The average outstanding balances of impaired loans for the years ended December 31, 2003, 2002 and 2001 were $2,734 thousand, $3,209 thousand and $4,871 thousand respectively, on which $183 thousand, $242 thousand and $423 thousand, respectively, was recognized as interest income.

         At December 31, 2003 and 2002, the collateral value method was used to measure impairment for all loans classified as impaired. Impaired loans at December 31, 2003 and 2002 consisted solely of commercial loans.

(5)      Premises and Equipment

         Premises and equipment consisted of the following at December 31:

(in thousands)                                       2003       2002
----------------------------------------------------------------------
Land                                        $         874        874
Building                                            5,725       5,725
Leasehold improvements                              2,492       2,103
Furniture and equipment                             6,514       5,741
----------------------------------------------------------------------
                                                   15,605      14,443
----------------------------------------------------------------------
Accumulated depreciation and amortization         (8,702)      (7,698)
----------------------------------------------------------------------
                                            $      6,903        6,745
======================================================================

         The Bank leases a portion of its building to unrelated parties under operating leases which expire in various years. The minimum future rentals to be received on non-cancelable leases as of December 31, 2003 are summarized as follows:

(in thousands)  Year Ending December 31,
-------------------------------------------------------------------
                        2004                         $  109
                        2005                            104
                        2006                             94
                        2007                             93
                        2008                             84
-------------------------------------------------------------------
                        Total minimum future rentals $  484
===================================================================

(6)      Other Assets

         Other assets include the cash surrender value of life insurance totaling $13,863 thousand and $13,339 thousand at December 31, 2003 and 2002 respectively. The cash surrender value of life insurance consists primarily of the Bank's contractual rights under single-premium life insurance policies written on the lives of certain officers and the directors of the Company and the Bank. The policies, for which the Bank is the beneficiary, were purchased in order to indirectly offset anticipated costs of certain benefits payable upon the retirement, and the death or disability of the directors and officers pursuant to deferred compensation agreements. The cash surrender value accumulates tax-free based upon each policy's crediting rate, which is adjusted by the insurance company on an annual basis.

         Other real estate owned is also included in other assets and was $0 thousand, $329 thousand and $809 thousand at December 31, 2003, 2002 and 2001, respectively. During 2003, 2002 and 2001 other real estate owned was acquired through foreclosure as settlement for loans in the amounts of $73 thousand, $90 thousand and $1,086 thousand, respectively. These amounts represent non-cash transactions, and accordingly, have been excluded from the Consolidated Statements of Cash Flows.


(7)      Deposits

         The following is a summary of deposits at December 31:

(in thousands)                        2003         2002
----------------------------------------------------------
Demand                         $     47,765       34,673
NOW and Super NOW Accounts           56,597       50,582
Money Market                         55,096       30,248
Savings                              45,494       39,597
Time, $100,000 and over              37,303       21,507
Other Time                           35,900       34,072
----------------------------------------------------------
                               $    278,155      210,679
==========================================================

         Interest paid on time deposits in denominations of $100 thousand or more was $646 thousand, $660 thousand and $1,069 thousand in 2003, 2002 and 2001, respectively.

         At December 31, 2003, the aggregate maturities for time deposits is as follows:
                (in thousands)
                ----------------------------
                2004              $  67,031
                2005                  4,569
                2006                    849
                2007                    354
                2008                    400
                ----------------------------
                Total             $  73,203
                ============================

(8)      Junior Subordinated Debentures

         At December 31, 2003, the Company had a wholly-owned trust (the Trust) that was formed to issue trust preferred securities and related common securities of the trust. As a result of the adoption of FIN 46R, the Company deconsolidated the Trust as of and for years ended December 31, 2003 and 2002. The $5,155 thousand of junior subordinated debentures issued by the Trust is reflected as long-term debt in the consolidated balance sheet at December 31, 2003 and 2002. The common stock issued by the Trust is recorded in other assets in the consolidated balance sheet at December 31, 2003 and 2002.

         The subordinated debenture bears an initial interest rate of 5.59% and matures March 26, 2032, subject to prior redemption under certain circumstances. The debentures are included in Tier 1 capital for regulatory capital adequacy determination purposes, subject to certain limitations. The obligations of the Company with respect to the issuance of the debentures constitute a full and unconditional guarantee by the Company.

         Subject to certain exceptions and limitations, the Company may, from time to time, defer subordinated debenture interest payments, which would result in the prevention of the Company from declaring or paying cash distributions on the Company's common stock or debt securities that rank junior to the subordinated debenture.

         Prior to December 31, 2003, the Trust was a consolidated subsidiary and was included in liabilities in the consolidated balance sheet, as "Obligated mandatorily redeemable capital securities of subsidiary trust." The common securities and debentures, along with the related income effects were eliminated in the consolidated financial statements.

         The debentures issued by the Company less the common securities of the Trust, continue to qualify as Tier 1 capital under interim guidance issued by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Although the Federal Reserve has stated in its July 2, 2003 Supervisory Letter that trust preferred securities will be treated as Tier 1 capital until notice is given to the contrary, the Supervisory Letter also indicates that the Federal Reserve will review the regulatory implications of any accounting treatment changes and will provide further guidance if necessary or warranted. Accordingly, there can be no assurance that the Federal Reserve will continue to accord Tier 1 treatment to trust preferred upon completion of its review.


(9)      Operating Leases

         The Bank has non-cancelable operating leases with unrelated parties for office space and equipment. The lease payments for future years are as follows:

Year Ending December 31, (in thousands)            Lease Payments
-----------------------------------------------------------------
2004                                            $             290
2005                                                          317
2006                                                          322
2007                                                          278
2008                                                          258
More than 5 years                                             216
=================================================================
                                                $           1,681

         Total rental expense for operating leases was $336 thousand, $243 thousand and $254 thousand in 2003, 2002 and 2001 respectively.

(10)     Supplemental Compensation Agreements

         The Company has a supplemental retirement plan for certain directors and a supplemental executive retirement plan covering key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies to pay the retirement obligations (See Note 6 for information regarding the cash values of the life insurance).

         The accrued pension obligation was $1,566 thousand and $1,243 thousand as of December 31, 2003 and 2002, respectively. The Company recognized expense during 2003 and 2002 totaling $323 thousand and $295 thousand, respectively. The net periodic cost was determined using a discount rate of 6.25% in 2003 and 7.25% in 2002. The following table sets forth the plan's status at December 31, 2003.

                                                                    December 31,
                                                                        2003
(in thousands)                                                      ------------
Change in benefit obligation:
Benefit obligation at beginning of year                            $     (2,167)
Service cost                                                               (115)
Interest cost                                                              (146)
Actuarial loss                                                              (65)
Benefits paid                                                                22
--------------------------------------------------------------------------------

Benefit obligation at end of year                                  $     (2,471)
================================================================================

Change in plan assets:
Fair value of plan assets at beginning of year                     $          --
--------------------------------------------------------------------------------

Fair value of plan assets at end of year                           $          --
================================================================================

Funded status                                                      $     (2,471)
Unrecognized net obligation existing at January 1, 2003                     553
Unrecognized net actuarial loss                                             325
Unrecognized prior service cost                                             580
Intangible asset                                                           (553)
--------------------------------------------------------------------------------

Accrued benefit cost                                               $     (1,566)
================================================================================

                                                                     Year Ended
                                                                    December 31,
                                                                         2003
                                                                     -----------
Net pension cost included the following components:
Service cost-benefits earned during the period                     $         115
Interest cost on projected benefit obligation                                146
Amortization of prior service cost                                            80
Recognized net actuarial loss                                                  4
--------------------------------------------------------------------------------
Net periodic pension cost                                          $         345
================================================================================

(11)     Financial Instruments with Off-Balance Sheet Risk

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

         At December 31, 2003 and 2002, financial instruments whose contract amounts represent credit risk are as follows:

(in thousands)                     2003        2002
---------------------------------------------------
Commitments to extend credit  $  49,643      40,717
===================================================
Standby letters of credit     $     488       1,038
===================================================


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



(12)     Other Noninterest Expense

         Other noninterest expense for the years 2003, 2002 and 2001 included the following significant items:
(in thousands)                              2003        2002      2001
----------------------------------------------------------------------
Third party data processing expense     $    569         848       877
Marketing                                    640         514       413
Professional fees                            853         465       403
Directors' fees and retirement               205         315       385
Telephone and postage                        415         313       296
Supplies                                     269         266       247
Intangible amortization                      171         171       171
Non-performing loan costs                    147          92        77
Other                                      1,082       1,301       944
----------------------------------------------------------------------
     Total                               $ 4,351       4,285     3,813
======================================================================

(13)     Income Taxes

The provision for income taxes for the years 2003, 2002 and 2001 consisted of the following:

2003 (in thousands)               Federal     State      Total
--------------------------------------------------------------

Current                       $       554       100        654
Deferred, net                       (318)        17      (301)
--------------------------------------------------------------
     Income tax expense       $       236       117        353
==============================================================

2002 (in thousands)
--------------------------------------------------------------

Current                       $       592       201        793
Deferred, net                        (287)     (51)      (338)
--------------------------------------------------------------
     Income tax expense       $       305       150        455
==============================================================

2001 (in thousands)

Current                       $       487       132        619
Deferred, net                       (358)      (43)      (401)
--------------------------------------------------------------
     Income tax expense       $       129        89        218
==============================================================

         Income taxes receivable of $271 thousand and $573 thousand are included in other assets at December 31, 2003 and 2002, respectively.

         A reconciliation of the statutory income tax rate to the effective income tax rate attributable to continuing operations of the Company is as follows:
                                                    2003        2002       2001
--------------------------------------------------------------------------------
Federal income tax expense, at statutory
  income tax rates                                   34%        34%         34%
State franchise tax expense, net of federal
  income tax benefits                                 7%         7%          7%
Tax-exempt interest income                          (16%)      (15%)       (21%)
Change in the beginning of the year deferred
 tax asset valuation allowance                        -         (2%)         -
Other                                                (2%)        1%         (5%)
--------------------------------------------------------------------------------
                                                     23%        25%         15%
================================================================================

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 which are included in other assets are presented below.

(in thousands)                                 2003           2002
----------------------------------------------------------------------
Deferred tax assets:
Allowance for loan losses                  $  1,111          1,129
Deferred loan income                            156            180
Accumulated depreciation                        471            265
Accumulated Amortization                        403            393
Deferred compensation                           702            557
Other                                            99            120
----------------------------------------------------------------------
     Total gross deferred tax assets          2,942          2,644
----------------------------------------------------------------------
Deferred tax liabilities:
Deferred loan origination costs                (384)          (387)
Unrealized gain on available-for-sale
 securities, net                                 (8)          (316)
Other                                          (162)          (162)
----------------------------------------------------------------------
     Total gross deferred tax liabilities      (554)          (865)
----------------------------------------------------------------------
     Net deferred tax asset                $  2,388          1,779
======================================================================

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.


(14)     Employee Benefit Plans

         The Company has a 401(k) tax deferred savings plan under which eligible employees may elect to defer a portion of their salary as a contribution to the plan. The Company matches the employees' contributions at a rate set by the Board of Directors (currently 50% of the first 4% of deferral of an individual's total compensation). The matching contributions are made in cash, which is then invested in Company stock. The matching contribution vests ratably over the first six years of employment. For the years ended December 31, 2003, 2002 and 2001, the Company contributed $73 thousand, $71 thousand and $47 thousand, respectively, to the 401(k) plan.


(15)     Stockholders' Equity

         (a)    Stock Options

         In February 1997, the Board of Directors adopted the First Financial Bancorp 1997 Stock Option Plan. The maximum number of shares issuable under the Plan is 491,168 less any shares reserved for issuance pursuant to the 1991 Plans. There were 12,605, 14,113 and 77,822 shares available to be issued pursuant to the Plan at December 31, 2003, 2002 and 2001, respectively. Options are granted at an exercise price of at least 100% and 85% of the fair market value of the stock on the date of grant for employee stock options and director stock options, respectively. The options issued in 2003, 2002 and 2001 were not issued at less than 100% of market value.

         Stock option plan activities are summarized as follows:

                                           Weighted
                              Number of     Average
                               Options   Exercise Price
--------------------------------------------------------
Balance, December 31, 2000     222,133    $    7.04
     Options granted            72,710         8.55
     Options exercised        (22,468)         5.36
     Options expired          (11,493)         6.16
--------------------------------------------------------
Balance, December 31, 2001     260,882         7.82
     Options granted            69,850        10.58
     Options exercised        (35,405)         7.22
     Options expired           (6,141)         8.40
--------------------------------------------------------
Balance, December 31, 2002     289,186         8.33
     Options granted            21,450        15.16
     Options exercised         (9,527)         6.26
     Options expired          (19,942)         8.98
--------------------------------------------------------
Balance, December 31, 2003     281,167         8.87
========================================================


         At December 31, 2003, the range of exercise prices for all outstanding options ranged from $5.06 to $16.84. The following table provides certain information with respect to stock options outstanding at December 31, 2003:

                                         Weighted          Weighted
                           Stock          Average           Average
Range of                  Options        Exercise          Remaining
Exercise Prices         Outstanding        Price      Contractual Life
----------------------------------------------------------------------
Under $6.00                 52,324      $   5.27               1.20
$6.00 to $8.50              66,499          8.06               6.36
$8.51 to $9.50              59,088          8.55               7.39
$9.51 to $12.00             81,807         10.43               8.27
Over $12.00                 21,449         15.16               9.82
----------------------------------------------------------------------
                           281,167      $   8.88               6.44
======================================================================

         At December 31, 2003 and 2002, the weighted-average remaining contractual life of all outstanding options was 6.44 years and 7.07 years, respectively. The number of options exercisable was 186,909, 160,537 and 155,091 and the weighted-average exercise price of those options was $8.04, $7.50 and $7.31 at December 31, 2003, 2002 and 2001,
         respectively.

         The following table provides certain information with respect to stock options exercisable at December 31, 2003:

                                               Weighted
                         Stock                  Average
Range of                Options                Exercise
Exercise Prices       Exercisable                Price
-------------------------------------------------------
Under $6.00             52,324                $   5.27
$6.00 to $8.50          53,217                    8.06
$8.51 to $9.50          35,400                    8.55
$9.51 to $12.00         41,679                   10.30
Over $12.00              4,290                   15.16
-------------------------------------------------------
                       186,910                $   8.04
=======================================================

         (b)    Employee Stock Ownership Plan

         Effective January 1, 1992, the Bank established the Bank of Lodi Employee Stock Ownership Plan. The plan covers all employees, age 21 or older, beginning with the first plan year in which the employee completes at least 1,000 hours of service. The Bank's annual contributions to the plan are made in cash and are at the discretion of the Board of Directors based upon a review of the Bank's profitability. Contributions for 2003, 2002 and 2001 totaled approximately $169 thousand, $191 thousand and $171 thousand, respectively.

         Contributions to the plan are invested primarily in the Common Stock of First Financial Bancorp and are allocated to participants on the basis of salary in the year of allocation. Benefits become 20% vested after the third year of credited service, with an additional 20% vesting each year thereafter until 100% vested after seven years. As of December 31, 2003, the plan owned 180,691 shares of Company Common Stock. Of that amount, 107,726 shares were unallocated to participants at December 31, 2003.


         (c)    Dividends and Dividend Restrictions

         The Company's principal source of funds for dividend payments is dividends received from the Bank. Under applicable Federal laws, permission to pay a dividend must be granted to a bank by the Comptroller of the Currency if the total dividend payment of any national banking association in any calendar year exceeds the net profits of that year, as defined, combined with net profits for the two preceding years. At December 31, 2003, there were Bank retained earnings of $4,581 thousand free of this condition.


         (d)    Weighted Average Shares Outstanding

         Basic and diluted earnings per share for the years ended December 31, 2003, 2002, and 2001 were computed as follows:

                                       Income        Shares     Per-
                                     (numerator)  (denominator) Share
 2003                              (in thousands)               Amount
----------------------------------------------------------------------
Basic earnings per share                   $1,177    1,786,026  $0.66
Effect of dilutive stock options                -      106,611      -
                                   ----------------------------
Diluted earnings per share                 $1,177    1,892,637  $0.62
                                   ============================

                                     Income         Shares      Per-
                                   (numerator)  (denominator)   Share
 2002                            (in thousands)                Amount
----------------------------------------------------------------------
Basic earnings per share                 $1,355     1,810,945   $0.75
Effect of dilutive stock options              -        69,568       -
                                 -----------------------------
Diluted earnings per share               $1,355     1,880,513   $0.72
                                 =============================


                                     Income         Shares     Per-
                                   (numerator)   (denominator)  Share
 2001                             (in thousands)                Amount
----------------------------------------------------------------------
Basic earnings per share                  $1,207     1,770,160  $0.68
Effect of dilutive stock options               -        49,462      -
                                 ------------------------------
Diluted earnings per share                $1,207     1,819,622  $0.66
                                 ==============================

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


(16)     Related Party Transactions

         During the normal course of business, the Bank enters into transactions with related parties, including directors, officers, and affiliates. These transactions include borrowings from the Bank with substantially the same terms, including rates and collateral, as loans to unrelated parties. At December 31, 2003 and 2002, respectively, such borrowings totaled $1,164 thousand and $1,467 thousand, respectively. Deposits of related parties held by the Bank totaled $285 thousand and $ 397 thousand at December 31, 2003 and 2002, respectively. (See also Footnote 10)

         The following is an analysis of activity with respect to the aggregate dollar amount of loans made by the Bank to directors, officers and affiliates for the years ended December 31:


(in thousands)                   2003     2002
------------------------------------------------
Balance, beginning of year    $ 1,467    1,403
Loans funded                       46      745
Principal repayments            (349)    (681)
------------------------------------------------
Balance, end of year          $ 1,164    1,467
================================================

(17)     Parent Company Financial Information

         This information should be read in conjunction with the other notes to the consolidated financial statements. The following presents summary balance sheets as of December 31, 2003 and 2002, and statements of income, and cash flows information for the years ended December 31, 2003, 2002, and 2001.


Balance Sheets: (in thousands)
----------------------------------------------------------------------
Assets                                            2003           2002
----------------------------------------------------------------------
Cash in bank                                 $   1,890          2,802
Investment securities available-for-sale,
  at fair value                                      6              6
Premises and equipment, net                         60             60
Investment in wholly-owned subsidiaries         22,081         20,844
Other assets                                     1,085            713
----------------------------------------------------------------------
                                             $  25,122         24,425
======================================================================

Liabilities and Stockholders' Equity
----------------------------------------------------------------------
Junior subordinated debentures               $   5,155          5,155

Stockholders' equity
Common stock                                    10,105         10,143
Retained earnings                                9,849          8,672
Accumulated other comprehensive
  income, net                                       13            455
----------------------------------------------------------------------
     Total stockholders' equity                 19,967         19,270
----------------------------------------------------------------------
                                             $  25,122         24,425
======================================================================




Statements of Income: (in thousands)     2003       2002       2001
---------------------------------------------------------------------
Rent from subsidiary                  $     6          6          6
Interest expense - long term debt        (244)      (214)         -
Other expenses                           (501)      (203)      (213)
Equity in income of subsidiaries        1,679      1,694      1,292
Income tax benefit                        237         72        122
---------------------------------------------------------------------
     Net income                       $ 1,177      1,355      1,207
=====================================================================




Statements of Cash Flows: (in thousands)               2003      2002     2001
-------------------------------------------------------------------------------
Net Income                                       $    1,177     1,355     1,207
Adjustments to reconcile net income to net cash
   flows (used in) provided by operating
   activities:
          Depreciation and amortization                  -         -         -
          Provision for deferred taxes                  (2)      (37)      (21)
          Increase in other assets                    (319)     (222)      (75)
          Increase in equity of subsidiaries        (1,679)   (3,444)   (1,307)
-------------------------------------------------------------------------------
          Net cash used in operating activities       (823)   (2,348)     (196)

Cash flows from financing activities:
     Proceeds from issuance of junior
       subordinated debt                                 -     5,155         -
     Proceeds from issuance of common stock             67       258       122
     Payments for repurchase of common stock          (156)     (391)        -
     Dividends paid                                      -         -        (4)
-------------------------------------------------------------------------------
    Net cash (used in) provided by financing
      activities                                       (89)    5,022       118
-------------------------------------------------------------------------------
 Net (decrease) increase in cash                      (912)    2,674       (78)
-------------------------------------------------------------------------------
Cash at beginning of year                             2,802      128       206
-------------------------------------------------------------------------------
Cash at end of year                              $    1,890    2,802       128
===============================================================================

(18)     Other Borrowings

         The Company has two lines of credit with correspondent banks totaling $5 million at December 31, 2003 and 2002. The lines of credit are unsecured and renew annually. At December 31, 2003 and 2002 the Bank had outstanding borrowings under these lines totaling $0 million and $3 million, respectively. The maximum amount outstanding was $5 million and $3 million, the average balance outstanding was $33 thousand and $61 thousand and the weighted average interest rate was 1.92% and 2.46% for the years ending December 31, 2003 and 2002, respectively.

         At December 31, 2003 and 2002 securities sold under agreements to repurchase totaled $14,100 and $11,885 thousand, respectively. The maximum amount outstanding was $14,100 thousand and $11,885 thousand, the average balance outstanding was $2,031 thousand and $3,227 thousand and the weighted average interest rate was 1.08% and 2.09% for the years ending December 31, 2003 and 2002, respectively. These agreements generally mature within 30 days.


(19)     Regulatory Matters

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

         Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2003, the most recent notification, the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must meet the minimum ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Bank's category.

         The Bank's actual capital amounts and ratios as of December 31, 2003 are as follows:

                                                      For Capital       Under Prompt Corrective
                               Actual               Adequacy Purposes      Action Provisions
(dollars in thousands)         Amount    Ratio      Amount    Ratio       Amount       Ratio
--------------------------------------------------------------------------------------------------
Total Risk-based Capital
(to Risk Weighted Assets)   $   24,700   10.68%     18,502    >8.0%        23,128     >10.0%

Tier I Capital (to Risk
  Weighted Assets)          $   21,804    9.43%      9,251    >4.0%        13,877      >6.0%

Tier I Capital  (to
  Average Assets)           $   21,804    7.96%     10,959    >4.0%        13,699      >5.0%

         The Bank's actual capital amounts and ratios as of December 31, 2002 are as follows:

                                                                                    To Be Well Capitalized
                                                                    For Capital    Under Prompt Corrective
                                            Actual                Adequacy Purposes  Action Provisions
(dollars in thousands)                      Amount     Ratio      Amount     Ratio     Amount  Ratio
-------------------------------------------------------------------------------------------------------------
Total Risk-based Capital
(to Risk Weighted Assets)                $  22,506     11.16%     16,127     >8.0%     20,159  >10.0%

Tier I Capital (to Risk Weighted Assets) $  19,979      9.91%      8,064     >4.0%     12,095   >6.0%

Tier I Capital  (to Average Assets)      $  19,979      8.22%      9,722     >4.0%     12,153   >5.0%

(20)     Fair Values of Financial Instruments

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

         Junior subordinated debenture: Junior subordinated debenture consists of debentures issued by the Company's wholly-owned trust. The fair value of the debentures is estimated by the contractual cash flows using the current interest rate at which similar borrowing for the same remaining maturity could be made.

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

         The estimated fair values of the Company's financial instruments at December 31, 2003 are approximately as follows:

                                                                2003
                                                           Carrying  Fair
(in thousands)                                              Amount   Value
-----------------------------------------------------------------------------
   Financial assets:
        Cash and due from banks and federal
             funds sold and securities purchased
             under resale agreements                   $    25,531   25,531
        Investment securities                               90,270   90,270
        Loans held for sale                                  3,076    3,100
        Loans, net                                         175,449  184,129

   Financial liabilities:
        Deposits:
             Demand                                         47,765   47,765
             Now and Super Now accounts                     56,597   57,139
             Money Market                                   55,096   55,406
             Savings                                        45,494   46,385
             Time                                           73,203   73,498
             --------------------------------------------------------------
             Total deposits                                278,155  280,193
        Short term borrowings                               14,100   14,100
        Junior subordinated debenture                        5,155    5,470

                                        Contract     Carrying       Fair
(in thousands)                           Amount       Amount        Value
---------------------------------------------------------------------------
   Unrecognized financial instruments:
        Commitments to extend credit   $  49,643           -         496
        Standby letters of credit            488           -           1

                                                        2002
                                                   Carrying   Fair
(in thousands)                                      Amount    Value
---------------------------------------------------------------------------
   Financial assets:
        Cash and due from banks and federal funds
             sold and securities purchased under
             resale agreements                     $ 34,622  34,622
        Investment securities                        33,125  33,125
        Loans held for sale                           7,578   7,600
        Loans, net                                  154,090 156,762
   Financial liabilities:
        Deposits:
             Demand                                  34,673  34,673
             Now and Super Now accounts              50,582  50,993
             Money Market                            30,248  30,319
             Savings                                 39,597  40,177
             Time                                    55,579  55,881
             --------------------------------------------------------------
             Total deposits                         210,679 212,043
        Short term borrowings                        14,885  14,885
        Junior subordinated debenture                 5,155   5,155

                                        Contract     Carrying       Fair
(in thousands)                           Amount       Amount        Value
---------------------------------------------------------------------------
   Unrecognized financial instruments:
        Commitments to extend credit    $  40,717        -         407
        Standby letters of credit           1,038        -           1

(21)     Legal Proceedings

         The bank is involved in various legal actions arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters will not have a material effect on the Bank's financial condition, results of operations, or liquidity. (See Note 25 - Subsequent Events)


(22)     Derivative Financial Instruments

         As of December 31, 2003 and 2002, the Company has no on or off-balance sheet derivatives. The Company held $56,112 thousand and $25,463 thousand in collateralized mortgage obligations as of December 31, 2003 and 2002, respectively. These investments are held in the available for sale portfolio.



(23)     Guarantees

         In November 2002, the FASB issued FIN 45, which requires the Company to disclose information about obligations under certain guarantee arrangements. FIN 45 defines a guarantee as a contract that contingently requires the Company to pay a guaranteed party based on:

         1) changes in underlying asset, liability, or equity security of the guaranteed party or 2) a third party's failure to perform under an obligating guarantee (performance guarantee).

         In the ordinary course of business, the Company has issued certain guarantees which qualify as off-balance sheet arrangements. As of December 31, 2003, those guarantees include the following:

         Financial standby letters of credit and financial guarantees are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party in borrowing arrangements. At December 31, 2003, the maximum undiscounted future payments that the Company could be required to make was $488 thousand. 100.0% of these arrangements mature within one year. The Company generally has recourse to recover from the customer any amounts paid under these guarantees.


(24) Quarterly Financial Information (Unaudited)

----------------------------------------------------------------------------------------------
(in thousands, except per share data
and price range of common stock)     March 31,     June 30,     September 30,    December 31,
----------------------------------------------------------------------------------------------
2003
----
Interest income                    $   3,276         3,561           3,196           3,629
Net interest income                    2,629         2,872           2,446           2,878
Provision for loan losses                257            55               -               -
Noninterest income                     1,178         1,092           1,091           1,164
Noninterest expense                    3,084         3,405           3,333           3,686
Income before taxes                      466           504             204             356
Net income                               342           359             191             285
Basic earnings per share                 .19           .20             .11             .16
Diluted earnings per share               .18           .19             .10             .15
Dividends paid per share                   -             -               -
Price range, common stock        14.00-12.10   17.00-12.80     19.35-16.10     19.05-16.75
----------------------------------------------------------------------------------------------
2002
----
Interest income                   $    3,149         3,590           3,539           3,399
Net interest income                    2,149         2,625           2,740           2,704
Provision for loan losses                195           181             162              87
Noninterest income                     1,225           915           1,418           1,145
Noninterest expense                    2,843         3,163           3,080           3,400
Income before taxes                      336           196             916             362
Net income                               281           197             612             265
Basic earnings per share                 .16           .11             .34             .14
Diluted earnings per share               .15           .11             .33             .13
Dividends paid per share                   -             -               -
Price range, common stock        11.35-10.40   12.50-11.00     11.88-11.65     12.65-11.71

Subsequent Events

         (a) On March 23, 2004, First Financial Bancorp, Bank of Lodi, N.A. and certain named directors and officers of the Company were informed that a lawsuit is being filed naming them and alleging various charges of breach of fiduciary duty and corporate mismanagement. The lawsuit is being brought by two shareholders. The suit is a verified complaint for derivative action for intentional and negligent breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and imposition of constructive trust.

         As of March 23, 2004 none of the defendants named in the suit have been served. Because the complaint has not been served, the Company is not able to perform discovery into the allegations of the Complaint. The matter has been referred to the Company's carrier for its director and officer liability insurance and the insurance company is preparing to respond to the tender of defense in due course. Management is not aware of any circumstances that would cause the director and officer liability insurance to not be effective. It is the intent of the Company to contest the allegations of the Complaint.

         (b) On March 25, 2004, the Board of Directors of the Company declared a 10% stock dividend payable as of May 14, 2004. All income per share amounts have been adjusted to give retroactive effect to the stock dividend.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  FIRST FINANCIAL BANCORP

                                                    /s/ ALLEN R. CHRISTENSON
                                                  ----------------------------
                                                  Allen R. Christenson
                                                  Sr. Vice President and Chief
                                                  Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                     Capacity                             Date
                                                     --------                             ----
 /s/ BENJAMIN R. GOEHRING                    Director and Chairman of the Board          March 25, 2004
------------------------------------------
Benjamin R. Goehring


 /s/ WELDON D. SCHUMACHER                    Director and Vice Chairman of the Board     March 25, 2004
------------------------------------------
Weldon D. Schumacher


 /s/ DAVID M. PHILIPP                        Director                                    March 25, 2004
------------------------------------------
David M. Philipp


 /s/ ROBERT H. MILLER, III                   Director                                    March 25, 2004
------------------------------------------
Robert H. Miller, III


 /s/ DANIEL M. LEWIS                         Director                                    March 25, 2004
------------------------------------------
Daniel M. Lewis


 /s/ LEON J. ZIMMERMAN                       Director, President and                     March 25, 2004
------------------------------------------   Chief Executive Officer
Leon J. Zimmerman                           (Principal Executive Officer)


 /s/ ROBERT H. DANEKE                        Director, Executive Vice President          March 25, 2004
------------------------------------------   and Chief Operating Officer
Robert H. Daneke


 /s/ ALLEN R. CHRISTENSON                    Senior Vice President,                      March 25, 2004
------------------------------------------   Chief Financial Officer and Secretary
Allen R. Christenson                        (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

               Exhibit No. Description

                  3(a)     Restated Articles of Incorporation, as amended

                  3(b)     Bylaws, as amended through March 25, 2004

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

                  4(c) Amended and Restated Declaration of Trust dated as of March 26, 2002 by and Among State Street Bank and Trust Company of Connecticut, National Association, As institutional Trustee, First Financial Bancorp, As Sponsor, and Benjamin R. Goehring, Weldon D. Schumacher And Leon J. Zimmerman As Administrators

                  4(d) Guarantee Agreement dated as of March 26, 2002 by and between First Financial Bancorp and State Street Bank and Trust Company of Connecticut, National Association

                  4(e) Indenture of dated as of March 26, 2002 of First Financial Bancorp as Issuer and State Street Bank and Trust Company of Connecticut, National Association, as Trustee for the registrant's Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032

                  4(f) Placement Agreement dated March 14, 2002 for the First Financial Bancorp 5,000 Floating Rate Capital Securities (Liquidation Amount $1,000.00 per Capital Security) (incorporated by reference to Exhibit 1 to Annual Report on form 10-K of the Company for the fiscal year ended December 31, 2002.

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

                  10(d)* First Financial Bancorp 1997 Stock Option Plan, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, is hereby incorporated by reference.

                  10(e) First Financial Bancorp 401(k) Profit Sharing Plan, filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, is hereby incorporated by reference.

                  10(f)* Employment Agreement dated as of September 30, 1998, between First Financial Bancorp and Leon J. Zimmerman, filed as Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

                  10(g)* Executive Supplemental Compensation Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and Leon J. Zimmerman, filed as Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

                  10(h)* Life Insurance Endorsement Method Split Dollar Plan Agreement effective as of April 3, 1998, between Bank of Lodi, N.A. and Leon J. Zimmerman, filed as Exhibit 10(l) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

                  10(i)* Form of Director Supplemental Compensation Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Benjamin R. Goehring, Michael D. Ramsey, Weldon D. Schumacher and Dennis R. Swanson, filed as Exhibit 10(n) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

                  10(j)* Form of Life Insurance Endorsement Method Split Dollar Plan Agreement, effective as of April 3, 1998, as executed between Bank of Lodi, N.A. and each of Benjamin R. Goehring, Michael D. Ramsey, Weldon D. Schumacher and Dennis R. Swanson, filed as Exhibit 10(o) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is hereby incorporated by reference.

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

                  10(m)* Form of Long Term Care Agreement by and between Bank of Lodi, N.A. and certain directors and executive officers filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is hereby incorporated by reference.

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

                  23       Consent of KPMG LLP, independent auditors

                  31.1 Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350

                  31.2 Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350


------------------------------------

                  * Management contract or compensatory plan or arrangement

                               THIS IS TO CERTIFY:


   That I am the duly elected, qualified and acting Secretary of First
Financial Bancorp, a California corporation, (the "Corporation") and that the attached is a true and correct copy of the Bylaws of the Corporation, as amended through the date of this certificate, in effect as of the date hereof.


   IN WITNESS WHEREOF, I have hereunder set my hand the 25th day of March, 2004.




                                                   /s/ Allen R. Christenson
                                                  ----------------------------
                                                  Allen R. Christenson
                                                  Secretary