Form 10-Q
period 2004-03-31
FIRST FINANCIAL BANCORP /CA/
filed 2004-05-14
CIK 729502

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to ______________________

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

                                 [ ] Yes [X] No

     As of May 5, 2004 there were 1,783,728 shares of Common Stock (adjusted for the 10% stock dividend declared March 25, 2004) no par value, outstanding.


================================================================================

                             FIRST FINANCIAL BANCORP

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2004
                                TABLE OF CONTENTS

                                                                                                                  Page
                                                                                                                  ----
                                                         PART I

Item 1.           Financial Statements........................................................................      1

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ......................................................................      8

Item 3.           Quantitative and Qualitative Disclosures about Market Risk .................................     14

Item 4.           Controls and Procedures ....................................................................     14



                                                         PART II

Item 1.           Legal Proceedings ..........................................................................     14

Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities............     15

Item 3.           Defaults Upon Senior Securities ............................................................     15

Item 4.           Submission of Matters to a Vote of Security Holders.........................................     15

Item 5.           Other Information ..........................................................................     15

Item 6.           Exhibits and Reports on Form 8-K ...........................................................     15


Signatures ...................................................................................................     16
Index to Exhibits ............................................................................................     17

ITEM 1. FINANCIAL STATEMENTS

                                  FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                         Consolidated Balance Sheets
                                                 (Unaudited)
                                     (in thousands except share amounts)

                                                                              March 31,        December 31,
Assets                                                                          2004               2003
                                                                              --------           --------
Cash and due from banks                                                       $ 15,733           $ 17,497
Federal funds sold and securities purchased under resale agreements                585              8,034
Investment securities available for sale, at fair value                         81,682             90,270
Loans held for sale                                                              3,156              3,076
Loans, net of deferred loan fees                                               202,383            178,711
Less allowance for loan losses                                                   3,314              3,262
                                                                              --------           --------
  Net loans                                                                    199,069            175,449

Premises and equipment, net                                                      6,780              6,903
Accrued interest receivable                                                      1,223              1,322
Other assets                                                                    19,247             19,262
                                                                              --------           --------
    Total Assets                                                              $327,475           $321,813
                                                                              ========           ========

Liabilities and Stockholders' Equity

Liabilities:
    Deposits:
       Noninterest bearing                                                    $ 46,548           $ 47,765
       Interest bearing                                                        232,084            230,390
                                                                              --------           --------
          Total deposits                                                       278,632            278,155

    Accrued interest payable                                                       181                205
    Short term borrowings                                                       18,110             14,100
    Other liabilities                                                            4,435              4,231
    Junior subordinated debentures                                               5,155              5,155
                                                                              --------           --------

    Total liabilities                                                          306,513            301,846
                                                                              --------           --------
Stockholders' equity:
    Preferred stock - no par value; authorized 1,000,000 shares;
          no shares issued and outstanding                                        --                 --
    Common stock - no par value; authorized 9,000,000 shares;
          issued and outstanding in 2004 and 2003, 1,783,728
          and 1,783,420, respectively                                           12,963             12,950
    Retained earnings                                                            7,571              7,004
     Accumulated other comprehensive income                                        428                 13
                                                                              --------           --------
          Total stockholders' equity                                            20,962             19,967
                                                                              --------           --------
                                                                              $327,475           $321,813
                                                                              ========           ========

See accompanying notes.

                           FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                               Consolidated Statements of Income
                                          (Unaudited)
                            (in thousands except per share amounts)

                                                                 Three Months Ended March 31,
                                                                    2004             2003
                                                                   ------           ------
Interest income:
   Loans, including fees                                           $3,124           $2,954
   Investment securities:
            Taxable                                                   712              252
            Exempt from Federal taxes                                  77               37
   Federal funds sold                                                  10               33
                                                                   ------           ------
            Total interest income                                   3,923            3,276

Interest expense:
   Deposit accounts                                                   640              581
   Other borrowings                                                   103               66
                                                                   ------           ------
            Total interest expense                                    743              647

            Net interest income                                     3,180            2,629

Provision for loan losses                                              70              257
                                                                   ------           ------
            Net interest income after provision for loan losses     3,110            2,372

Noninterest income:
    Gain on sale of investment securities                              65               88
    Gain on sale of loans                                             144              306
    Service charges                                                   422              397
    Premiums and fees from SBA and mortgage operations                110              129
    Increase in cash surrender value of life insurance                158              141
    Miscellaneous                                                      86              117
                                                                   ------           ------
            Total noninterest income                                  985            1,178

Noninterest expense:
    Salaries and employee benefits                                  1,796            1,652
    Occupancy                                                         318              263
    Equipment                                                         194              303
    Other                                                             998              866
                                                                   ------           ------
            Total noninterest expense                               3,306            3,084
                                                                   ------           ------
            Income before provision for income taxes                  789              466

Provision for income taxes                                            222              124
                                                                   ------           ------
            Net income                                             $  567           $  342
                                                                   ======           ======
            Net income per share:
            Basic                                                  $ 0.32           $ 0.19
                                                                   ======           ======
            Diluted                                                $ 0.30           $ 0.18
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

Three Months Ended March 31, 2004

                                                                                                Accumulated
                                        Common       Common                                        Other
                                         Stock        Stock     Comprehensive     Retained     Comprehensive
            Description                 Shares       Amounts        Income        Earnings         Income           Total
------------------------------------- ------------ ------------ --------------- ------------- ----------------- ---------------
Balance at December 31, 2003           1,783,420    $  12,950                          7,004                13        19,967


Comprehensive income:
   Net income                                                     $       567            567                             567
                                                                ---------------
   Other comprehensive income:
      Unrealized holding gain
          arising during the current
          period, net of
          tax effect of $316                                              453
      Reclassification adjustment
          due to gains realized,
          net of tax benefit of $27                                       (38)
      Total other comprehensive
          income, net of                                        ---------------
          tax effect of $289                                              415                              415           415
                                                                ---------------
      Comprehensive income                                        $       982
                                                                ===============
Options exercised, including
    tax benefits                             308            3                                                              3
Stock-based compensation and
    related tax benefits                                   10                                                             10
                                      ------------ ------------                 ------------- ----------------- ---------------
Balance at March 31, 2004              1,783,728   $   12,963                          7,571               428        20,962
                                      ============ ============                 ============= ================= ===============

See accompanying notes.

                                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)
                                                 (in thousands)
                                          Three Months Ended March 31,
                                                                                            2004                2003
                                                                                          --------            --------
Cash flows from operating activities:
Net income                                                                                $    567            $    342
     Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
          Increase (decrease) in deferred loan income                                          136                 (21)
          Depreciation and amortization                                                        540                 459
          Stock-based compensation                                                              10                --
          Provision for loan losses                                                             70                 257
          Gain on sale of available-for-sale securities                                        (65)                (88)
          Gain on sale of loans                                                               (144)               (306)
          Decrease (increase) in accrued interest receivable                                    99                 (76)
          (Decrease) increase in accrued interest payable                                      (24)                 14
          Increase (decrease) in other liabilities                                             757              (1,690)
          Increase in cash surrender value of life insurance                                  (158)               (141)
          (Increase) decrease in other assets                                                 (713)                 95
                                                                                          --------            --------
                  Net cash provided by (used in) operating activities                        1,075              (1,155)


Cash flows from investing activities:
    Investment securities available-for-sale:
       Purchases                                                                              (290)               --
       Proceeds from prepayments                                                             5,257               3,203
       Proceeds from sale                                                                    4,145               1,056
    Loan held for sale:
       Loans originated                                                                     (8,109)            (16,921)
       Proceeds from sale                                                                    8,173              19,142
    Increase in loans made to customers                                                    (23,826)             (6,566)
    Purchases of bank premises and equipment                                                  (128)               (128)
                                                                                          --------            --------
                  Net cash used in investing activities                                    (14,778)               (214)


Cash flows from financing activities:
    Net increase in deposits                                                                   477              15,559
    Increase (decrease) in short term borrowings                                             4,010              (9,885)
    Payments for repurchase of common stock                                                   --                    (1)
    Proceeds from issuance of common stock                                                       3                  15
                                                                                          --------            --------
                  Net cash provided by financing activities                                  4,490               5,688

                  Net (decrease) increase in cash and cash equivalents                      (9,213)              4,319

Cash and cash equivalents at beginning of period                                            25,531              34,622
                                                                                          --------            --------

Cash and cash equivalents at end of period                                                $ 16,318            $ 38,941


Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest payments                                                       $    767                 586
    Cash paid for taxes                                                                        175                --
    Unrealized gain (loss) on available-for-sale securities, net of tax                        453                 (26)
    Loans transferred to other real estate owned                                              --                    73

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003
                                   (Unaudited)

(1) Summary of Significant Accounting Policies

     First Financial Bancorp (the "Company") operates principally as a bank holding company for its wholly owned subsidiary, Bank of Lodi, N.A. (the "Bank"). The Bank is the principal source of income for the Company. The Company also holds all of the capital stock of its other subsidiary, Western Auxiliary Corporation. All references herein to the "Company" include the Bank and all other subsidiaries, unless the context otherwise requires.

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

     These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's 2003 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

(2)  Outstanding Shares and Earnings Per Share

     On March 25, 2004, the Board of Directors of the Company declared a 10% stock dividend payable as of May 14, 2004. All share and per share amounts have been adjusted to reflect the effect of the stock dividend.

     Per share information is based on weighted average number of shares of common stock outstanding during each three-month period. Basic earnings per share (EPS) is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding during the period plus potential common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

     The following table provides a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three month periods ended March 31, 2004 and 2003:

                                                                    Income              Shares       Per-Share
         Three months ended March 31, 2004                        (numerator)       (denominator)      Amount
         ------------------------------------------------------------------------ -----------------------------
         Basic earnings per share                                      $ 567,000           1,783,538     $ .32
         Effect of dilutive securities                                                       124,743         -
                                                               ------------------ -------------------
         Diluted earnings per share                                    $ 567,000           1,908,281     $ .30
                                                               ================== ===================


                                                                    Income              Shares       Per-Share
         Three months ended March 31, 2003                        (numerator)       (denominator)      Amount
         ------------------------------------------------------------------------ -----------------------------
         Basic earnings per share                                      $ 342,000           1,785,693     $ .19
         Effect of dilutive securities                                                        79,946         -
                                                               ------------------ -------------------
         Diluted earnings per share                                    $ 342,000           1,865,639     $ .18
                                                               ================== ===================

All share and per share data has been adjusted for the 10% stock dividend declared on March 25, 2004.

(3)  Allowance for Loan Losses

                                                        Quarter          Year
                                                          Ended          Ended
         (in thousands)                                 3/31/04        12/31/03
                                                       --------        --------
         Balance at beginning of period                $  3,262          3,057

            Loans charged off                               (20)          (143)
            Recoveries                                        2             36
            Provisions charged to operations                 70            312
                                                       --------        --------

         Balance at end of period                      $  3,314          3,262
                                                       ========        =======

(4)  Stock Based Compensation

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

                                                                       Three Month Period Ended
                                                                              March 31,
                                                                          2004         2003
                                                                        --------     --------
Net income, as reported (in thousands)                                  $   567      $    342
   Add: Stock based employee compensation expense included in
     reported net income, net of tax effects                                  6             2
   Deduct: Stock based employee compensation determined under fair
     value based method for all awards, net of tax effects                   (9)           (7)
                                                                        ---------------------
   Pro forma net income                                                 $   564      $    337
                                                                        =====================

Earnings per share-basic
   As reported                                                          $  0.32      $   0.19
   Pro-forma                                                               0.32          0.19

Earnings per share-assuming dilution
   As reported                                                          $  0.30      $   0.18
   Pro-forma                                                               0.30          0.18

All share and per share data has been adjusted for the 10% stock dividend declared on March 25, 2004.

(5)  Retirement Plans

     The Company has a supplemental retirement plan for directors and a supplemental executive retirement plan covering key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies to pay the retirement obligations.

     The following table sets forth the net periodic benefit cost recognized for the plans:

                                                             Three Months Ended March 31,
     (in thousands)                                               2004        2003
                                                             ---------------------------
     Net pension cost included the following components:
     Service cost-benefits earned during the period            $   21       $   13
     Interest cost on projected benefit obligation                 25           16
     Amortization of prior service cost                            13            9
     Recognized net actuarial loss                                  2            -
                                                             ---------------------------
     Net periodic pension cost                                 $   61       $   38
                                                             ===========================

     During the three months ended March 31, 2004, the Company contributed and paid out as benefits $5.6 thousand to participants under the plans. For the year ending December 31, 2004, the Company expects to contribute and pay out as benefits $27.5 thousand to participants under the plans.

(6)  Impact Of Recently Issued Accounting Standards

     In December 2003, FASB issued Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company currently does not have any postretirement benefit plans that are within the scope of the Statement.

(7)  Legal Proceedings

     On March 23, 2004, a lawsuit was filed naming First Financial Bancorp, Bank of Lodi, N.A. and certain named directors and officers of the Company. The suit is filed as a derivative action alleging various charges of breach of fiduciary duty and corporate mismanagement against the named officers and directors. The lawsuit was commenced by two shareholders on behalf of the Company. The complaint also alleges intentional and negligent breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and imposition of constructive trust.

     The matter has been tendered to the Company's carrier for its director and officer liability insurance and the insurance company is expected to respond to the tender of defense in due course. If coverage under the policy is denied, the Company may be obligated to provide indemnification to the named officers and directors. The Company is evaluating the allegations of the Complaint and will vigorously defend them, as appropriate. If the allegations are proven, any recovery in the suit will benefit the Company.

     The bank is involved in various legal actions arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters will not have a material effect on the Bank's financial condition, results of operations, or liquidity.

(8)  Stock Repurchase Program

     In April 2002, the Board of Directors authorized a stock repurchase program approving the repurchase of up to $2 million of the Company's stock. The repurchase program has been extended to December 31, 2004. No stock was repurchased during the first quarter of 2004.

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

Summary

The Company recorded net income of $567 thousand for the quarter ended March 31, 2004, representing an increase of $225 thousand or 65.8% over net income of $342 thousand for the same period in 2003. The increase resulted primarily from an increase in net interest income of $551 thousand which was partially offset by a decrease in noninterest income of $193 thousand and an increase in noninterest expenses of $222 thousand.

Included in net income during the three month period ended March 31, 2004 were gains on the sale of investment securities totaling $65 thousand. During the same period in 2003, gains on the sale of investment securities totaled $88 thousand, a reduction of $23 thousand from the prior year. Additionally, during the three month period ended March 31, 2004, the Company incurred unanticipated costs totaling $67 thousand in response to disruptive actions initiated by three dissident directors.

On March 25, 2004, the Board of Directors of the Company declared a 10% stock dividend payable as of May 14, 2004. All share and per share amounts have been adjusted to reflect the effect of the stock dividend.

Changes in Financial Condition

Consolidated total assets as of March 31, 2004 totaled $327 million, which represents an increase of $5,662 thousand, or 1.8% above the comparable level at December 31, 2003. The increase in total assets was attributable primarily to a $4,010 thousand, or 28.4%, increase in short term borrowings. Total gross loans increased $23,888 thousand, or 13.1% during the first quarter of 2004. The loan growth was funded by a reduction of federal funds sold of $7,449 thousand, or 92.7%, a decrease of $8,588, or 9.5%, in the investment portfolio due to prepayments of mortgage-backed securities (including CMOs) of $5,257 thousand and proceeds from the sale of securities of $4,145 thousand and an increase of $4,010 thousand, or 28.4%, in short term borrowings.

The net increase in gross loans is primarily the result of increases of $20,640 thousand, or 25.5%, $3,782 thousand, or 12.5%, and $676 thousand, or 2.2%, in real estate loans, commercial loans and SBA loans, respectively, combined with decreases of $944 thousand, or 5.0%, and $324 thousand, or 14.2%, in agricultural and consumer loans, respectively.

During the first quarter of 2004, non-interest bearing deposits decreased $1,217 thousand, or 2.5% and interest bearing deposits increased $1,694 thousand, or 0.7%. The first quarter deposit growth consists of increases of $1,800 thousand, or 4.0%, and $907 thousand, or 1.6% in savings and NOW accounts combined with decreases of $1,217 thousand, or 2.5%, $909 thousand, or 1.2%, and $104 thousand, or 0.2%, in non-interest bearing, certificates of deposit and money market accounts, respectively.

Allowance for Loan Losses

The allowance for loan losses (the "allowance") is established through a provision for possible loan losses charged to expense. The allowance at March 31, 2004 was in excess of the December 31, 2003 allowance by $52 thousand, or 1.6%, as a result of a provision for $70 thousand combined with net charge-offs of $18 thousand. During the first quarter, nonperforming loans decreased by $768 thousand, to $3,112 thousand. Management continues to actively work to resolve the nonperforming loans, the majority of which are secured by real estate that, in the opinion of management, are well collateralized. Management believes that the allowance at March 31, 2004 is adequate to absorb known and reasonably estimated loan losses. However, there can be no assurances that future economic events will not negatively impact the Bank's borrowers, thereby causing loan losses to exceed the current allowance.

The following tables depict activity in the allowance for loan losses and allocation of reserves for and at the three months ended March 31, 2004 and year ended December 31, 2003, respectively:

Analysis of the Allowance for Loan Losses
-----------------------------------------
                                                      Quarter             Year
                                                       Ended             Ended
                                                      3/31/04           12/31/03
                                                      -------           -------
Balance at beginning of period                        $ 3,262             3,057
Charge-offs:
   Commercial                                            --                 (88)
   Consumer                                               (20)              (55)
                                                      -------           -------
   Total charge-offs                                      (20)             (143)
Recoveries:
   Commercial                                               1                27
   Consumer                                                 1                 9
                                                      -------           -------
   Total recoveries                                         2                36
                                                      -------           -------
Net charge-offs                                           (18)             (107)
Provision charged to operations                            70               312
                                                      -------           -------
Balance at end of period                              $ 3,314           $ 3,262
                                                      =======           =======

Allocation of the Allowance for Loan Losses
-------------------------------------------

                                        3/31/04          3/31/04        12/31/03         12/31/03
Loan Category                            Amount        % of Loans         Amount        % of Loans
-------------                            ------        ----------         ------        ----------
Commercial and other real estate       $  2,378           91.32%        $  2,381           89.99%
Real estate construction                    892            7.74%             828            8.76%
Installment and other                        44            0.94%              53            1.25%
                                       --------          -------        --------          -------
                                       $  3,314          100.00%        $  3,262          100.00%
                                       ========          =======        ========          =======

Investments
-----------
Investment securities decreased $8,588 thousand, or 9.5%, from December 31, 2003 to March 31, 2004. This first quarter of 2004 decrease resulted primarily from prepayments of mortgage-backed securities (including CMOs) totaling $5,257 thousand and sales of investment securities totaling $4,145 thousand. The Company realized gross gains totaling $65 thousand on the sale of investment securities during the first quarter of 2004 which is a decrease of $23 thousand when compared to the same period of 2003.

Equity
------
Consolidated equity increased $995 thousand from December 31, 2003 to March 31, 2004. Consolidated equity represented 6.40% and 6.20% of consolidated assets at March 31, 2004 and December 31, 2003, respectively. The increase in equity during the first quarter of 2004 resulted primarily from net income of $567 thousand for the three months ended March 31, 2004 and a $415 thousand increase resulting from the after-tax market value increase in the available-for-sale investment securities portfolio.

In April 2002, the Board of Directors authorized a stock repurchase program approving the repurchase of up to $2 million of the Company's stock. The repurchase program has been extended to December 31, 2004. No stock was repurchased during the first quarter of 2004.

The total risk-based capital ratio for the Company's wholly owned subsidiary, Bank of Lodi was 10.01% at March 31, 2004 compared to 10.68% at December 31, 2003.

Changes in Results of Operations - Three Months ended March 31, 2004

Summary of Earnings Performance
-------------------------------
--------------------------------------------------------------------------------
                                          For the three months ended March 31:
                                        ----------------------------------------
                                        ----------------------------------------
                                                    2004                   2003
                                                    ----                   ----
Net income (in thousands)                          $ 567                  $ 342
--------------------------------------------------------------------------------
Basic net income per share                          $.32                   $.19
Diluted net income per share                         .30                    .18
Return on average assets                           0.71%                  0.56%
Return on average equity                          11.10%                  7.02%
--------------------------------------------------------------------------------
Average equity to average assets                   6.38%                  7.95%
--------------------------------------------------------------------------------


Net income for the first quarter of 2004 increased $225 thousand, or 65.8%, compared to the first quarter of 2003. Net interest income increased $551 thousand, or 21.0% as a result of a $96 thousand increase in interest expense combined with a $647 thousand increase in interest income. The provision for loan losses totaled $70 thousand representing a decrease of $187 thousand, or 72.8% when compared to the first quarter of 2003. Noninterest income decreased $193 thousand, or 16.4%, while noninterest expense increased $222 thousand, or 7.2%. The provision for income taxes increased $98 thousand, or 79.0%. The return on average equity at March 31, 2004 was 11.10% compared to 7.02% at December 31, 2003.

Net Interest Income
-------------------
The following table provides a detailed analysis of the net interest spread and net interest margin for the periods indicated:

          -------------------------------------------------------------------------------------------------------
                                                     For the Quarter Ended            For the Quarter Ended
                                                         March 31, 2004                  March 31, 2003
                                                         (in thousands)                  (in thousands)
          -------------------------------------------------------------------------------------------------------
                                                 Average     Income/             Average     Income/
                                                  Balance    Expense   Yield(1)   Balance    Expense    Yield(1)
                                                  -------    -------   --------   -------    -------    --------
          Earning Assets:

          Investment securities (2)               $ 86,914        789     3.64%   $ 31,274         289     3.75%

          Federal funds sold                         3,292         10     1.22%     10,660          33     1.26%

          Loans (3)                                186,008      3,124     6.74%    167,259       2,954     7.16%
                                                 ---------      -----     ----   ---------       -----     ----

                                                 $ 276,214      3,923     5.70%  $ 209,193       3,276     6.35%
                                                 =========      =====     =====  =========       =====     =====
          Liabilities:

          Noninterest bearing deposits            $ 45,684         --        --   $ 34,817          --        --

          Savings, money market, & NOW deposits    158,825        342      .86%    121,832         240      .79%

          Time deposits                             71,035        298     1.68%     58,596         341     2.36%

          Other borrowings                          20,258        103     2.04%      5,915          66     4.53%
                                                 ---------      -----     ----   ---------       -----     ----

          Total Liabilities                       $295,802        743     1.01%   $221,160         647     1.19%
                                                 =========      =====     =====  =========       =====     =====

          Net Interest Spread                                             4.69%                            5.16%
                                                                          =====                            =====
          -------------------------------------------------------------------------------------------------------

                                                  Earning     Income              Earning      Income
                                                   Assets    (Expense)   Yield     Assets    (Expense)    Yield
                                                   ------    ---------   -----     ------    ---------    -----

          Yield on average earning assets         $276,214      3,923     5.70%   $209,193       3,276     6.35%

          Cost of funding average earning assets  $276,214      (743)   (1.08%)   $209,193       (647)   (1.25%)
                                                                -----   ------                   -----   ------

          Net Interest Margin                     $276,214      3,180     4.62%   $209,193       2,629     5.10%
                                                                =====   =======                  =====   =======
          -------------------------------------------------------------------------------------------------------

(1) Yield for period annualized on actual number of days in period and based on a 365-day year.

(2) Income on tax-exempt securities has not been adjusted to a tax equivalent basis.

(3) Nonaccrual loans are included in the loan totals for each period; however, only collected interest on such loans is included in interest income.

Net interest income for the first quarter of 2004 increased $551 thousand, or 21.0%, when compared to the same period of 2003. The increase is attributable to the effects of increases in volumes of earning assets and liabilities combined with the effects of changes in interest rates. The increase in volumes of average earning assets and liabilities resulted in an increase in net interest income totaling $497 thousand while interest rates resulted in an increase in net interest income totaling $54 thousand when comparing the first quarter of 2004 to the same period last year.

Average earning assets increased $67,021 thousand during the first quarter of 2004 as compared to the first quarter of 2003. Average loans increased $18,749 thousand and investment securities increased $55,640 thousand while federal funds sold decreased $7,368 thousand. The increase in the volume of average earning assets during the first quarter of 2004 as compared to the first quarter of 2003 resulted in an increase in interest income totaling $832 thousand. However, interest rates on average earning assets declined 65 basis points (from 6.35% to 5.70%) when compared to the same period in 2003, resulting in a decrease in interest income totaling $185 thousand.

Average liabilities increased $74,642 thousand during the first quarter of 2004 as compared to the same period last year. The increase consists of $25,447 thousand, $12,439 thousand, $10,867 thousand, $6,003 thousand and $5,543 thousand in money market accounts, certificates of deposit, non-interest bearing deposits, NOW and savings accounts. Other borrowings increased $14,343. The increase in average liabilities resulted in an increase in interest expense totaling $335 thousand. As a result of the declining interest rate environment, the cost of interest bearing liabilities decreased 18 basis points (from 1.19% to 1.01%) resulting in a reduction in interest expense totaling $239 thousand.

Interest income is also affected by nonaccrual loan activity. Nonaccrual loans at March 31, 2004 and March 31, 2003 totaled $3,112 thousand and $2,709 thousand, respectively. Interest forgone on nonaccrual loans totaled approximately $92 thousand and $69 thousand for the three months ended March 31, 2004 and 2003, respectively.

Provision for Loan Losses
-------------------------
The provision for loan losses for the three months ended March 31, 2004 was $70 thousand compared with $257 thousand for the three months ended March 31, 2003, a decrease of $187 thousand or 72.8%. As of March 31, 2004 the allowance for loan losses was $3,314 thousand or 1.6% of total loans, which compares to the allowance for loan losses of $3,262 thousand or 1.8% of total loans as of December 31, 2003. See "Allowance for Loan Losses" contained herein. As of March 31, 2004, nonperforming loans totaled $3,112 thousand or 1.5% of total loans compared to $3,880 thousand or 2.1% at December 31, 2003. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

Noninterest Income
------------------
Noninterest income for the first quarter of 2004 decreased $193 thousand, or 16.4%, compared to the same period last year. Included in noninterest income is $65 thousand and $88 thousand attributable to gains resulting from the sale of securities during the first quarter of 2004 and 2003, respectively. Income from the sale and servicing of loans totaled $254 thousand during the first quarter of 2004, which decreased by $181 thousand, or 41.6%, compared to the prior year quarter. As a result of an overall increase in mortgage lending rates in 2004 as compared to the prior year, the Company experienced a decline in its residential mortgage lending activity during the first quarter of 2004.

The cash surrender value of life insurance increased $17 thousand, or 12.1%, during the first quarter of 2004 when compared to the same quarter in 2003. The increase in the cash surrender value of life insurance is exempt from income taxes. The tax effective yield of the increase in the cash surrender value of the life insurance totaled 7.7% during the first quarter of 2004 as compared to 7.3% during the first quarter of 2003.

Noninterest Expense
-------------------
Noninterest expense increased $222 thousand, or 7.2%, compared to the prior year quarter. The leading factors contributing to the increase in noninterest expense were reflected in increases of $144 thousand, or 8.7% in salaries and employee benefits combined with expenses totaling $67,000 associated with actions initiated by three dissident directors. The actions initiated by the dissidents represent 30.2% of the total increase in noninterest expense during 2004. The opening of the new branch in Sacramento in late 2003 accounted for over 90% of the increase in salaries and employee benefits expense.

Income Taxes
-------------
In the three months ended March 31, 2004, taxes increased $98 thousand to $222 thousand from $124 thousand for the same period in 2003. The Bank's effective tax rate for the three months ended March 31, 2004 was 28.1%, compared to 26.6% for the same period in 2003.

Off-Balance Sheet Commitments
------------------------------
The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

(in thousands)                             March 31, 2004      December 31, 2003
--------------------------------------------------------------------------------
      Commitments to extend credit          $   52,684             49,643
================================================================================
      Standby letters of credit             $      355                488
================================================================================

Liquidity

The Company's primary sources of liquidity are the proceeds from the junior subordinated debentures combined with dividends from the Bank. The Company's primary uses of liquidity are associated with interest payments on the junior subordinated debentures, dividend payments made to shareholders, stock repurchases and operating expenses. The Company also has liquidity available to provide capital to the Bank as needed in order to support the Bank's capital plan and growth objectives.

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

At March 31, 2004, liquidity was considered adequate, and funds available in the local deposit market and scheduled maturities of investments are considered sufficient to meet long-term liquidity needs. Compared to 2003 liquidity decreased in 2004 as a result of the growth in the loan portfolio and purchases of available-for-sale investment securities.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While there are several varieties of market risk, the market risk material to the Company and the Bank is interest rate risk. Within the context of interest rate risk, market risk is the risk of loss due to changes in market interest rates that have an adverse effect on net interest income, earnings, capital or the fair value of financial instruments. Exposure to this type of risk is a regular part of a financial institution's operations. The fundamental activities of making loans, purchasing investment securities, and accepting deposits inherently involve exposure to interest rate risk. The Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. As of and for the three months ended March 31, 2004, there were no material changes in the market risk profile of the Company or the Bank as described in the Company's 2003 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II -- OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  On March 23, 2004, a lawsuit was filed naming First Financial Bancorp, Bank of Lodi, N.A. and certain named directors and officers of the Company. The suit is filed as a derivative action alleging various charges of breach of fiduciary duty and corporate mismanagement against the named officers and directors. The lawsuit was commenced by two shareholders on behalf of the Company. The complaint also alleges intentional and negligent breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and imposition of constructive trust.

                  The matter has been tendered to the Company's carrier for its director and officer liability insurance and the insurance company is expected to respond to the tender of defense in due course. If coverage under the policy is denied, the Company may be obligated to provide indemnification to the named officers and directors. The Company is evaluating the allegations of the Complaint and will vigorously defend them, as appropriate. If the allegations are proven, any recovery in the suit will benefit the Company.

                  The bank is involved in various legal actions arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters will not have a material effect on the Bank's financial condition, results of operations, or liquidity.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                  The table below sets forth the information with respect to purchases made by or on behalf of First Financial Bancorp or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended March 31, 2004.

                                                                                  Total           Approximate Dollar
                                                                                  Number           Value of Shares
                                                                                of Shares               That
                                                                                Purchased            May Yet Be
                                                                               as Part of          Purchased Under
                                              Total Number     Average      Publicly Announced      the Plans or
                                                of Shares     Price Paid        Plans or             Programs(1)
                          Period                Purchased      Per Share      Programs (1)          (in thousands)
                  ---------------------------------------------------------------------------------------------------
                  Month #1                               --             --                  --                $1,453
                  (January 1, 2004 to
                  January 31, 2004)
                  Month #2                               --             --                  --                $1,453
                  (February 1, 2004 to
                  February 29, 2004)
                  Month #3                               --             --                  --                $1,453
                  (March 1, 2004 to
                  March 31, 2004)
                                              -------------------------------------------------
                                              -------------------------------------------------
                  Total                                  --             --                  --
                                              =================================================

                  (1) On April 4,  2002,  the  Company  announced  that the  Board of  Directors  had  approved  a share repurchase  program,  pursuant to which up to $2 million of its common stock may be  repurchased.  The repurchase  program is being  effected  from time to time,  depending on market  conditions  and other factors,  through open market  purchases and privately  negotiated  transactions.  The total remaining authorization  under the repurchase  program was $1,453  thousand as of April 30, 2004. The repurchase program expires December 31, 2004.

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

                  (b)      Reports on Form 8-K

                           During  the  first  quarter  of  2004,   the  Company
                           furnished a Current Report on 8-K dated March 5, 2004 (Items 7 and 9).

                           During the second quarter of 2004, the Company furnished a Current Report on 8-K dated April 9, 2004 (Items 7 and 9).

                           During the second quarter of 2004, the Company furnished a Current Report on 8-K dated April 13, 2004 (Items 7 and 9).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FIRST FINANCIAL BANCORP

                                    By:


Date: May 12, 2004                  /s/ Allen R. Christenson
      ------------                  --------------------------------------------
                                    Allen R. Christenson
                                    Executive Vice President
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

                                INDEX TO EXHIBITS


Exhibit           Description
-------           -----------

31.1 Certification of Registrant's Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Registrant's Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Registrant's Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2 Certification of Registrant's Chief Financial Officer Pursuant to 18 U.S.C. Section 1350