Form 10-K/A
period 2003-12-31
FIRST FINANCIAL BANCORP /CA/
filed 2004-07-22
CIK 729502

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE



This amendment is being filed solely to correct the date on the auditor's report and the reference to that date in the consent of auditors filed as exhibit 23 to this report. These documents also now reflect recently adopted terminology requirements of the Public Company Accounting Oversight Board.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules                          Page Reference


Report of Independent Registered Public Accounting Firm                 54
Consolidated Balance Sheets as of

 December 31, 2003 and 2002                                             55
Consolidated Statements of Income Years
 Ended 2003, 2002, and 2001                                             56
Consolidated  Statements of Stockholders'
 Equity and Comprehensive  Income
 Years Ended 2003, 2002, and 2001                                       57
Consolidated Statements of Cash Flows
 Years Ended 2003, 2002, and 2001                                       58
Notes to Consolidated financial statements                              60

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

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
First Financial Bancorp:


We have audited the accompanying consolidated balance sheets of First Financial Bancorp and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasfonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Bancorp and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.


As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Accounting Standards No. 148, Accounting for Stock-Based Compensation, under the prospective method of adoption as of January 1, 2003.
                                            /s/ KPMG LLP


Sacramento, California February 13, 2004 except for Note 25 which is as of March 25, 2004

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


  23       Consent of KPMG LLP, independent registered public accounting firm**


  31.1 Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350

  31.2 Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350

            ------------------------------------

*   Management contract or compensatory plan or arrangement
**  Filed herewith

            Consent of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Financial Bancorp:


We consent to incorporation by reference in the registration statements (Nos. 33-40954 and 333-29201) on Form S-8 of First Financial Bancorp of our report dated February 13, 2004, except for Note 25 which is as of March 25, 2004, relating to the consolidated balance sheets of First Financial Bancorp and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003, which report appears in the December 31, 2003 annual report on Form 10-K of First Financial Bancorp. Such report reflects the adoption of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, under the prospective method of adoption as of January 1, 2003.



                                                     /s/ KPMG LLP


Sacramento, California
April 12, 2004