Form 10-Q
period 2004-06-30
FIRST FINANCIAL BANCORP /CA/
filed 2004-08-13
CIK 729502

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ____________ TO _______________


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

                                          [   ] Yes         [ X ] No

     As of August 9, 2004 there were 1,830,692 shares of Common Stock no par value, outstanding.
================================================================================

                             FIRST FINANCIAL BANCORP
                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE, 30 2004
                                TABLE OF CONTENTS


                                                                                                      PAGE

                                     PART I
Item 1.           Financial Statements................................................................    1

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ..............................................................    8

Item 3.           Quantitative and Qualitative Disclosures about Market Risk .........................   17

Item 4.           Controls and Procedures ............................................................   17


                                     PART II

Item 1.           Legal Proceedings ..................................................................   17

Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities....   18

Item 3.           Defaults Upon Senior Securities ....................................................   18

Item 4.           Submission of Matters to a Vote of Security Holders.................................   18

Item 5.           Other Information ..................................................................   18

Item 6.           Exhibits and Reports on Form 8-K ...................................................   18


Signatures ...........................................................................................   19
Index to Exhibits ....................................................................................   20


ITEM 1. FINANCIAL STATEMENTS
                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       (in thousands except share amounts)

                                                                             JUNE 30,         DECEMBER 31,
ASSETS                                                                         2004               2003
                                                                            ----------         ---------
Cash and due from banks                                                     $  11,990          $  17,497
Federal funds sold and securities purchased under resale agreements             6,337              8,034
Investment securities available for sale, at fair value                        73,215             90,270
Loans held for sale                                                             3,443              3,076


Loans, net of deferred loan fees                                              204,835            178,711
Less allowance for loan losses                                                 (2,890)            (3,262)
                                                                            ---------          ---------
  Net loans                                                                   201,945            175,449

Premises and equipment, net                                                     6,698              6,903
Accrued interest receivable                                                     1,243              1,322
Other assets                                                                   19,267             19,262
                                                                            ---------          ---------
    Total Assets                                                            $ 324,138          $ 321,813
                                                                            =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits:
       Noninterest bearing                                                  $  49,383          $  47,765
       Interest bearing                                                       225,364            230,390
                                                                            ---------          ---------
          Total deposits                                                      274,747            278,155


    Accrued interest payable                                                       95                205
    Short term borrowings                                                      19,278             14,100
    Other liabilities                                                           4,339              4,231
    Junior subordinated debentures                                              5,155              5,155
                                                                            ---------          ---------
    Total liabilities                                                         303,614            301,846
                                                                            ---------          ---------


Stockholders' equity:
    Preferred stock - no par value; authorized 1,000,000 shares;
          no shares issued and outstanding                                       --                 --
    Common stock - no par value; authorized 9,000,000 shares;
          issued and outstanding in 2004 and 2003, 1,779,804
          and 1,782,983, respectively                                          12,867             12,950
    Retained earnings                                                           8,235              7,004
     Accumulated other comprehensive (loss) income                               (578)                13
                                                                            ---------          ---------
          Total stockholders' equity                                           20,524             19,967
                                                                            ---------          ---------

                                                                            $ 324,138          $ 321,813
                                                                            =========          =========

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (in thousands except per share amounts)


                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30,                     JUNE 30,
                                                           ---------------------         ---------------------
                                                            2004           2003           2004           2003
                                                           ------         ------         ------         ------
Interest income:
    Loans, including fees                                  $3,383         $3,298         $6,507         $6,252
    Investment securities:
       Taxable                                                530            201          1,242            453
       Exempt from federal taxes                               62             26            139             63
    Federal funds sold                                         19             36             29             69
                                                           ------         ------         ------         ------
            Total interest income                           3,994          3,561          7,917          6,837

Interest expense:
    Deposit accounts                                          515            619          1,155          1,200
    Other borrowings                                          131             70            234            136
                                                           ------         ------         ------         ------
            Total interest expense                            646            689          1,389          1,336
                                                           ------         ------         ------         ------
        Net interest income                                 3,348          2,872          6,528          5,501
Provision for loan losses                                     165             55            235            312
                                                           ------         ------         ------         ------
        Net interest income after provision for             3,183          2,817          6,293          5,189
           loan losses
Noninterest income:
     Gain on sale of securities available for sale           --             --               65             88
     Gain on sale of other real estate owned                 --                5           --                5
     Gain on sale of loans                                    203            320            347            626
     Service charges                                          441            412            863            809
     Premiums and fees from SBA and mortgage
         operations                                           108            112            218            241
     Increase in cash surrender value of life
         insurance                                            175            142            333            283
     Miscellaneous                                            131            101            217            218
                                                           ------         ------         ------         ------
        Total noninterest income                            1,058          1,092          2,043          2,270

Noninterest expense:
     Salaries and employee benefits                         1,742          1,868          3,538          3,520
     Occupancy                                                354            251            672            506
     Equipment                                                185            212            379            438
     Other                                                    992          1,074          1,990          2,025
                                                           ------         ------         ------         ------
        Total non-interest expense                          3,273          3,405          6,579          6,489
                                                           ------         ------         ------         ------
Income before provision for income taxes                      968            504          1,757            970
Provision for income tax expense                              290            145            512            269
                                                           ------         ------         ------         ------
        Net income                                         $  678         $  359         $1,245         $  701
                                                           ======         ======         ======         ======
Earnings per share:
         Basic                                             $ 0.38         $ 0.20         $ 0.70         $ 0.39
                                                           ======         ======         ======         ======
         Diluted                                           $ 0.35         $ 0.19         $ 0.65         $ 0.37
                                                           ======         ======         ======         ======

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                   (Unaudited)
                       (in thousands except share amounts)


SIX MONTHS ENDED JUNE 30, 2004

                                                                                                Accumulated
                                        Common       Common                                        Other
                                         Stock        Stock      Comprehensive     Retained     Comprehensive
            Description                 Shares       Amounts        Income         Earnings     Income (Loss)      Total
------------------------------------- ----------    ---------     ------------   -----------   ---------------   ----------
Balance at December 31, 2003           1,782,983    $  12,950                        7,004                13        19,967

Comprehensive income:
   Net income                                                     $     1,245        1,245                           1,245
                                                                  -----------
   Other comprehensive income:
      Unrealized holding loss
          arising during the current
          period, net of tax
          benefit of $384                                                (553)
      Reclassification adjustment
          due to gains realized,
          net of tax benefit of $27                                       (38)
                                                                  ------------
      Total other comprehensive
          loss, net of
          tax benefit of $411                                            (591)                          (591)         (591)
                                                                  ------------
      Comprehensive income                                        $       654
                                                                  ============
Options exercised, including tax
benefits                                   5,712           55                                                           55

Cash issued in lieu of stock                                                          (14)                             (14)
dividend

Stock-based compensation and
related tax benefits                                       20                                                           20
Stock repurchases                         (8,891)        (158)                                                        (158)
                                      ----------    ---------                 ------------     -------------      ---------
Balance at June 30, 2004               1,779,804    $  12,867                        8,235             (578)        20,524
                                      ==========    =========                 ============     =============      =========

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                            SIX MONTHS ENDED JUNE 30,

                                                                                       2004                2003
                                                                                     --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $     1,245            $    701
     Adjustments to reconcile net income to net cash provided by operating activities:
          Increase (decrease) in deferred loan income                                     164                 (62)
          Depreciation and amortization                                                 1,154               1,113
          Stock-based compensation                                                         20                  --
          Provision for loan losses                                                       235                 312
          Gain on sale of securities available for sale                                   (65)                (88)
          Loans originated for sale                                                   (17,314)            (40,220)
          Proceeds from loans sold                                                     17,294              41,184
          Gain on sale of loans                                                          (347)               (626)
          Gain on sale of other real estate owned                                          --                  (5)
          Decrease (increase) in accrued interest receivable                               79                (165)
          (Decrease) increase in accrued interest payable                                (110)                 22
          Increase (decrease) in other liabilities                                        108              (1,617)
          Increase in cash surrender value of life insurance                             (333)               (283)
          Decrease in other assets                                                        652                 270
                                                                                     --------            --------
                  Net cash provided by operating activities                             2,782                 536


CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment securities available for sale:
       Purchases                                                                         (290)            (25,112)
       Proceeds from prepayments                                                       11,700               8,400
       Proceeds from sale                                                               4,145               1,056
    Increase in loans made to customers, net                                          (26,895)             (7,219)
    Proceeds from sale of other real estate                                                --                 334
    Purchases of bank premises and equipment                                             (299)               (193)
                                                                                     --------            --------
                  Net cash used in investing activities                               (11,639)            (22,734)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in deposits                                                (3,408)             35,860
    Increase (decrease) in short term borrowings                                        5,178              (9,546)
    Dividends paid                                                                        (14)                 --
    Payments for repurchase of common stock                                              (158)                 (2)
    Proceeds from issuance of common stock                                                 55                  93
                                                                                     --------            --------
                  Net cash provided by financing activities                             1,653              26,405

                  Net (decrease) increase in cash and cash equivalents                 (7,204)              4,207
Cash and cash equivalents at beginning of period                                       25,531              34,622
                                                                                     --------            --------
Cash and cash equivalents at end of period                                        $    18,327            $ 38,829
                                                                                     ========            ========

Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest payments                                               $     1,499               1,314
    Cash paid for taxes                                                                   175                  50
    Unrealized (loss) on available-for-sale securities, net of tax                       (553)               (193)
    Loans transferred to other real estate owned                                           --                  73

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)

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

     These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's 2003 Annual Report on Form 10-K. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

(2) Outstanding Shares and Earnings Per Share

     On March 25, 2004, the Board of Directors of the Company declared a 10% stock dividend payable as of May 14, 2004. All share and per share amounts have been adjusted to reflect the effect of the stock dividend. In addition, the December 31, 2003 number of shares outstanding was adjusted to properly reflect the stock dividend.

     Per share information is based on weighted average number of shares of common stock outstanding during each three-month and six month period. Basic earnings per share (EPS) is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding during the period plus potential common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

     The following tables provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three and six month periods ended June 30, 2004 and 2003:

                                                                         Income              Shares         Per Share
         Three months ended June 30, 2004                              (numerator)       (denominator)        Amount
         -------------------------------------------------------------------------------------------------------------
         Basic earnings per share                                        $ 678,000           1,785,657        $ 0.38
         Effect of dilutive securities                                                         139,403             -
                                                                    -------------------------------------
         Diluted earnings per share                                      $ 678,000           1,925,060        $ 0.35
                                                                    =====================================

                                                                         Income              Shares         Per-Share
         Three months ended June 30, 2003                              (numerator)       (denominator)        Amount
         -------------------------------------------------------------------------------------------------------------
         Basic earnings per share                                        $ 359,000           1,792,859        $ 0.20
         Effect of dilutive securities                                                         104,980             -
                                                                    -------------------------------------
         Diluted earnings per share                                      $ 359,000           1,897,839        $ 0.19
                                                                    =====================================


                                                                         Income              Shares         Per-Share
         Six months ended June 30, 2004                                (numerator)       (denominator)        Amount
         ------------------------------------------------------------------------------------------------------------
         Basic earnings per share                                      $ 1,245,000           1,782,254        $ 0.70
         Effect of dilutive securities                                           -             135,618             -
                                                                    -------------------------------------
         Diluted earnings per share                                    $ 1,245,000           1,917,872        $ 0.65
                                                                    =====================================

                                                                         Income              Shares         Per-Share
         Six months ended June 30, 2003                                (numerator)       (denominator)        Amount
         ---------------------------------------------------------- ------------------ ------------------- -------------
         Basic earnings per share                                        $ 701,000           1,792,923         $ .39
         Effect of dilutive securities                                           -              87,494             -
                                                                    -------------------------------------
         Diluted earnings per share                                      $ 701,000           1,880,417         $ .37
                                                                    =====================================

All share and per share data has been adjusted for the 10% stock dividend declared on March 25, 2004.

(3) Allowance for Loan Losses

     The following summarizes changes in the allowance for loan losses for the six-month periods ended June 30, 2004 and 2003 and the twelve month period ended December 31, 2003:

         ----------------------------------------------------------------------------------------------------------
         (in thousands)                                                6/30/04             6/30/03         12/31/03
         Balance at beginning of period                          $        3,262            3,057             3,057
           Loans charged off                                               (624)            (119)             (143)
           Recoveries                                                        17               10                36
           Provisions charged to operations                                 235              312               312
                                                                    ------------         ------------  ------------
         Balance at end of period                                $         2,890            3,260             3,262
                                                                    ============         ============  ============

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

                                                                               THREE MONTH PERIOD              SIX MONTH PERIOD
                                                                                 ENDED JUNE 30,                 ENDED JUNE 30,
                                                                              2004            2003           2004            2003
                                                                              ----            ----           ----            ----
    Net income, as reported (in thousands)                                   $  678             359          1,245            701
         Add: Stock based employee compensation expense included
         In reported net income, net of tax effect                                6               2             12              4
         Deduct: Stock based employee compensation determined under
         fair value based method for all awards, net of tax effect               (9)             (7)           (18)            (14)
                                                                              ------------------------------------------------------
         Pro forma net income                                                $  675             354          1,239            691
                                                                              ======================================================
    Earnings per share-basic
         As reported                                                         $ 0.38            0.20           0.70            0.39
         Pro-forma                                                             0.38            0.20           0.70            0.39
    Earnings per share-assuming dilution
         As reported                                                         $ 0.35            0.19           0.65            0.37
         Pro-forma                                                             0.35            0.19           0.65            0.37

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

     The following table sets forth the net periodic benefit cost recognized for the plans:

                                                                       Six Months Ended June 30,
     (in thousands)                                                    2004                 2003
                                                               ----------------------------------------
     Net pension cost included the following components:
     Service cost-benefits earned during the period            $              57     $               44
     Interest cost on projected benefit obligation                            68                     55
     Amortization of prior service cost                                       35                     30
     Recognized net actuarial loss                                             3                      2
                                                               ----------------------------------------
     Net periodic pension cost                                 $             163     $              131
                                                               ========================================

     During the six months ended June 30, 2004, the Company contributed and paid out as benefits $12.5 thousand to participants under the plans. For the year ending December 31, 2004, the Company expects to contribute and pay out as benefits $27.5 thousand to participants under the plans.

(6) Legal Proceedings

     On March 23, 2004, a lawsuit was filed naming First Financial Bancorp, Bank of Lodi, N.A. and certain named directors and officers of the Company. The suit was brought as a derivative action commenced by two shareholders on behalf of the Company. It alleges intentional and negligent breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and imposition of constructive trust.

     The matter was tendered to the Company's carrier for its director and officer liability insurance, which accepted the tender of defense. The Boards of Directors of the Company and the Bank have appointed independent Special Litigation Committees composed of two new directors, one of whom is a retired San Joaquin County Judge, to evaluate the allegations of the Complaint and determine what action, if any, the Company and the Bank should take with respect to the action. If the allegations are proven, any recovery in the suit will benefit the Company.

     The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations, or liquidity.

(7) Stock Repurchase Program

     In April 2002, the Board of Directors authorized a stock repurchase program approving the repurchase of up to $2 million of the Company's stock. Since the program's inception, 51,087 shares were repurchased at an average cost of $13.93 per share for a total of $712 thousand. Year-to-date, 8,891 shares were repurchased at an average cost of $17.77 per share for a total of $158 thousand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements in this Quarterly Report on Form 10-Q include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as "believe," "expect," "intend," "anticipate," "estimate," "project," "assume," "plan," "predict," "forecast" or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision.

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

SUMMARY

For the quarter ended June 30, 2004, the Company recorded net income of $678 thousand, representing an increase of $319 thousand or 88.9% over net income of $359 thousand for the same period in 2003. Diluted earnings per share for the second quarter of 2004 totaled $0.35, an 84% increase from the $0.19 per diluted share earnings for the second quarter in 2003. The increase resulted from an increase in net interest income of $476 thousand combined with a decrease in noninterest expense of $132 thousand, which was partially offset by an increase in the provision for income tax of $145 thousand, an increase in the provision for loan losses of $110 thousand and a decrease in noninterest income of $34 thousand.

For the six month period ended June 30, 2004, the Company recorded net income totaling $1,245 thousand, representing an increase of $544 thousand or 77.6% over net income of $701 thousand for the same period in 2003. The increase resulted primarily from an increase in net interest income of $1,027 thousand combined with a decrease in noninterest income of $227 thousand and an increase in the provision for income tax of $243 thousand. Year to date diluted earnings per share for the first six months of 2004 totaled $0.65, an increase of 76% over the prior year per diluted share earnings, which totaled $0.37.

Return on average equity for the three and six month periods ended June 30, 2004 totaled 13.07% and 12.12%, respectively, compared to 7.29% and 7.17% for the same periods in 2003. Return on average assets during the same periods totaled 0.83% and 0.77% in 2004 compared to 0.53% and 0.52% in 2003, respectively.

Included in net income during the six month period ended June, 30, 2004 were gains on the sale of investment securities totaling $65 thousand. During the same period in 2003, gains on the sale of investment securities totaled $88 thousand, a reduction of $23 thousand from the prior year. Additionally, included in noninterest expense during 2004 are year-to-date costs totaling $195,000 associated with responding to the actions initiated by three dissident directors.

CHANGES IN FINANCIAL CONDITION

Consolidated total assets as of June 30, 2004 totaled $324 million, which represents an increase of $2,325 thousand, or 0.7% when compared to December 31, 2003. The increase in total assets was attributable primarily to a $5,178 thousand, or 36.7%, increase in short term borrowings, which was offset by a $3,408 thousand, or 1.2%, decrease in total deposits. Total gross loans increased $26,655 thousand, or 14.6% during the first six months of 2004. The loan growth was funded by a reduction of federal funds sold of $1,697 thousand, or 21.1%, a decrease of $17,055, or 18.9%, in the investment portfolio due to prepayments of mortgage-backed securities (including CMOs) of $11,700 thousand and proceeds from the sale of securities of $4,145 thousand and an increase of $5,178 thousand, or 36.7%, in short term borrowings.

The net increase in gross loans is the result of increases of $21,822 thousand, or 27.0%, $4,295 thousand, or 14.1%, $875 thousand, or 5.5%, $635 thousand, or
2.0%, and $367 thousand, or 11.9%, in real estate loans, commercial loans, construction loans, SBA loans and loans held for sale, respectively, combined with decreases of $1,155 thousand, or 6.1%, and $184 thousand, or 8.1%, in agricultural and consumer loans, respectively.

During the first six months of 2004, non-interest bearing deposits increased $1,618 thousand, or 3.4% and interest bearing deposits decreased $5,026 thousand, or 2.2%. The year-to-date deposit decrease consists of increases of $1,951 thousand, or 4.3%, $1,618 thousand, or 3.4%, and $1,990 thousand, or 3.5%
in savings, non-interest bearing and NOW accounts combined with decreases of $3,157 thousand, or 5.7%, and $5,810 thousand, or 7.9%, in money market accounts and certificates of deposit, respectively.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses (the "allowance") is established through a provision for possible loan losses charged to expense. The allowance at June 30, 2004 decreased by $372 thousand, or 11.4%, when compared to December 31, 2003 as a result of a provision for $235 thousand combined with net charge-offs of $607 thousand. During the second quarter of 2004, the Company charged-off $587 thousand in loans, which were primarily related to nonperforming agricultural loans of a single borrower. During the first six months of 2004, nonperforming loans decreased by $2,030 thousand, to $1,850 thousand when compared to December 31, 2003. Management continues to actively work to resolve the nonperforming loans, the majority of which are secured by real estate that, in the opinion of management, are well collateralized. Management believes that the allowance at June 30, 2004 is adequate to absorb known and reasonably estimated loan losses. However, there can be no assurances that future economic events will not negatively impact the Bank's borrowers, thereby causing loan losses to exceed the current allowance.

The following tables depict activity in the allowance for loan losses and allocation of reserves for the six months ended June 30, 2004 and year ended December 31, 2003, respectively:

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                Six Months              Year
                                                     Ended             Ended
                                                   6/30/04          12/31/03
                                                   -------          --------
Balance at beginning of period                   $   3,262             3,057
Charge-offs:
   Commercial                                         (598)              (88)
   Consumer                                            (26)              (55)
                                                   -------          --------
   Total charge-offs                                  (624)             (143)
Recoveries:
   Commercial                                           15                27
   Consumer                                              2                 9
                                                   -------          --------
   Total recoveries                                     17                36
                                                   -------          --------
Net charge-offs                                       (607)             (107)
Provision charged to operations                        235               312
                                                   -------          --------
Balance at end of period                         $   2,890         $   3,262
                                                   =======          ========

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                   6/30/04     6/30/04   12/31/03    12/31/03
LOAN CATEGORY                       AMOUNT   % OF LOANS    AMOUNT   % OF LOANS
                                  --------   ----------  --------   ----------
Commercial and other real estate  $  2,038      90.94%   $  2,381      89.99%
Real estate construction               809       8.06%        828       8.76%
Installment and other                   43       1.00%         53       1.25%
                                  --------   ----------  --------   ----------
                                  $  2,890     100.00%   $  3,262     100.00%
                                  ========   ==========  ========   ==========

INVESTMENTS

Investment securities decreased $17,055 thousand, or 18.9%, from December 31, 2003 to June 30, 2004. This decrease resulted primarily from prepayments of mortgage-backed securities (including CMOs) totaling $11,700 thousand and sales of investment securities totaling $4,145 thousand. The Company realized gross gains totaling $65 thousand on the sale of investment securities during the first six months of 2004 which is a decrease of $23 thousand when compared to the same period of 2003.

STOCKHOLDERS' EQUITY

Consolidated stockholders' equity increased $557 thousand from December 31, 2003 to June 30, 2004. Consolidated stockholders' equity represented 6.33% and 6.20% of consolidated assets at June 30, 2004 and December 31, 2003, respectively. The increase in equity during the first six months of 2004 resulted primarily from net income of $1,245 thousand for the six months ended June 30, 2004 and a $591 thousand decrease resulting from the after-tax market value decrease in the available-for-sale investment securities portfolio.

In April 2002, the Board of Directors authorized a stock repurchase program approving the repurchase of up to $2 million of the Company's stock. Originally scheduled to terminate on December 31, 2003, the repurchase program has been extended to December 31, 2004. During the first six months of 2004, 8,891 shares of stock were repurchased at an average cost of $17.77 per share totaling $158 thousand.

The total risk-based capital ratio for the Company's wholly owned subsidiary, Bank of Lodi was 10.30% at June 30, 2004 compared to 10.68% at December 31, 2003.

CHANGES IN RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2004

SUMMARY OF EARNINGS PERFORMANCE

                                      ----------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                      JUNE 30,                                  JUNE 30,
                                      ----------------------------------------------------------------------------------
                                             2004                 2003                 2004                 2003
                                             ----                 ----                 ----                 ----
Net income (in thousands)                  $  678               $  359              $ 1,245               $  701
Basic net income per share                 $ 0.38               $ 0.20              $  0.70               $ 0.39
Diluted net income per share               $ 0.35               $ 0.19              $  0.65               $ 0.37
Return on average assets                     0.83%                0.53%                0.77%                0.52%
Return on average equity                    13.07%                7.29%               12.12%                7.17%
Average equity to average assets             6.37%                7.29%                6.35%                7.30%


Net income for the three months ended June 30, 2004 increased $319 thousand, or 88.9%, compared to the same period of 2003. Net interest income increased $476 thousand, or 16.6% as a result of a $43 thousand decrease in interest expense combined with a $433 thousand increase in interest income. The provision for loan losses totaled $165 thousand representing an increase of $110 thousand, or 200.0% when compared to the same period in 2003. Noninterest income decreased $34 thousand, or 3.1%, while noninterest expense decreased $132 thousand, or 3.9%. The provision for income taxes increased $145 thousand, or 100.0%. Net income for the six months ended June 30, 2004 increased $544 thousand, or 77.6%, compared to the same period of 2003. Net interest income increased $1,027 thousand, or 18.7% as a result of a $53 thousand increase in interest expense combined with a $1,080 thousand increase in interest income. The provision for loan losses totaled $235 thousand representing a decrease of $77 thousand, or 24.7% when compared to the first six months of 2003. Noninterest income decreased $227 thousand, or 10.0%, while noninterest expense increased $90 thousand, or 1.4%. The provision for income taxes increased $243 thousand, or 90.3%. The return on average equity for the three and six months ended June 30, 2004 was 13.07 and 12.12% compared to 7.29 and 7.17% for the same periods of 2003.

NET INTEREST INCOME

The following table provides a detailed analysis of the net interest spread and net interest margin for the periods indicated:

                                ---------------------------------------------------------------------------------------------
                                                            FOR THE THREE MONTHS ENDED JUNE 30,
                                ---------------------------------------------------------------------------------------------
                                                    2004                                             2003
                                ----------------------------------------------    -------------------------------------------
                                  Average          Income/         Yield (1)       Average           Income/       Yield (1)
Dollars In Thousands              Balance          Expense                         Balance          Expense
                                ------------     -------------    ------------    -----------     ------------    -----------
EARNING ASSETS:
Investment securities(1)(2)  $       77,570   $           592          3.06%   $      42,185   $          227         2.16%
Federal funds sold                    7,883                19          0.97%          11,822               36         1.22%
Loans (2) (3)                       206,128             3,383          6.58%         171,216            3,298         7.73%
                                ------------     -------------    ------------    -----------     ------------    -----------
TOTAL EARNING ASSETS         $      291,581   $         3,994          5.49%   $     225,223   $        3,561         6.34%
                                ============     =============    ============    ===========     ============    ===========
LIABILITIES:
Non-interest bearing
deposits                     $       50,308   $            --                  $      40,494   $           --

Savings, money market, &
NOW deposits                        159,149               249          0.63%         128,284              259         0.81%
Time deposits                        69,659               266          1.53%          65,276              360         2.21%
Other borrowings                     20,258               131          2.59%           7,395               70         3.80%
                                ------------     -------------    ------------    -----------     ------------    -----------
TOTAL LIABILITIES            $      299,374   $           646          0.87%   $     241,449   $          689         1.14%
                                ============     =============    ============    ===========     ============    ===========
NET INTEREST SPREAD                                                    4.62%                                          5.20%
                                                                  ============                                    ===========

                                ---------------------------------------------------------------------------------------------
                                  Earning           Income                        Earning           Income
                                  Assets          (Expense)          Yield          Assets         (Expense)        Yield
                                ------------     -------------    ------------    -----------     ------------    -----------
Yield on average earning     $      291,581   $        3,994           5.49%   $     225,223   $       3,561          6.34%
   assets
Cost of funding average
   earning assets            $      291,581              646          (0.88%)  $     225,223             689         (1.23%)
                                                 -------------    ------------                    ------------    -----------
NET INTEREST MARGIN          $      291,581   $        3,348           4.61%   $     225,223   $       2,872          5.11%
                                                 =============    ============                    ============    ===========

(1) Yield for period annualized on actual number of days in period and based on a 365-day year.

(2) Income on tax-exempt securities has not been adjusted to a tax equivalent basis.

(3) Nonaccrual loans are included in the loan totals for each period; however, only collected interest on such loans is included in interest income.

Net interest income for the second quarter of 2004 increased $476 thousand, or 16.6%, when compared to the same period of 2003. The increase is attributable to the effects of increases in volumes of earning assets and liabilities combined with the effects of changes in interest rates. The increase in volumes of average earning assets and liabilities resulted in an increase in net interest income totaling $620 thousand while interest rates resulted in a decrease in net interest income totaling $144 thousand when comparing the second quarter of 2004 to the same period last year.

Average earning assets increased $66,358 thousand during the second quarter of 2004 as compared to the second quarter of 2003. Average loans increased $34,912 thousand and investment securities increased $35,385 thousand while federal funds sold decreased $3,939 thousand. The increase in the volume of average earning assets during the second quarter of 2004 as compared to the same period of 2003 resulted in an increase in interest income totaling $851 thousand. However, interest rates on average earning assets declined 85 basis points (from 6.34% to 5.49%) when compared to the same period in 2003, resulting in a decrease in interest income totaling $418 thousand.

Average liabilities increased $57,925 thousand during the second quarter of 2004 as compared to the same period last year. The increase consists of $22,007 thousand, $9,814 thousand, $4,778 thousand, $4,383 thousand and $4,080 thousand in money market accounts, non-interest bearing deposits, NOW, certificates of deposit and savings accounts, respectively. Other borrowings increased $12,863. The increase in average liabilities resulted in an increase in interest expense totaling $231 thousand. As a result of the declining interest rate environment, the cost of interest bearing liabilities decreased 27 basis points (from 1.14% to 0.87%) resulting in a reduction in interest expense totaling $274 thousand.

                                -------------------------------------------------------------------------------------------
                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                -------------------------------------------------------------------------------------------

                                                   2004                                            2003
                                --------------------------------------------    -------------------------------------------
                                  Average          Income/        Yield (1)      Average           Income/       Yield (1)
Dollars In Thousands              Balance          Expense                       Balance          Expense
                                ------------     -------------    ----------    -----------     ------------    -----------
EARNING ASSETS:
Investment securities(1)(2)  $       83,298   $         1,381        3.32%   $      36,774   $          516         2.83%
Federal funds sold                    5,962                29        0.98%          11,208               69         1.24%
Loans (2) (3)                       196,065             6,507        6.66%         169,254            6,252         7.45%
                                ------------     -------------    ----------    -----------     ------------    -----------
TOTAL EARNING ASSETS         $      285,325   $         7,917        5.56%   $     217,236   $        6,837         6.35%
                                ============     =============    ==========    ===========     ============    ===========
LIABILITIES:
Non-interest bearing
  deposits                   $       47,199   $                              $      36,277   $
Savings, money market, &
  NOW deposits                      159,085               591        0.75%         125,072              498         0.80%
Time deposits                        69,975               564        1.62%          61,950              702         2.29%
Other borrowings                     22,641               234        2.07%           6,734              136         4.07%
                                ------------     -------------    ----------    -----------     ------------    -----------
TOTAL LIABILITIES            $      298,900   $         1,389        0.93%   $     230,033   $        1,336         1.17%
                                ============     =============    ==========    ===========     ============    ===========
NET INTEREST SPREAD                                                  4.63%                                          5.18%
                                                                  ==========                                    ===========

                                -------------------------------------------------------------------------------------------
                                  Earning           Income                       Earning           Income
                                  Assets          (Expense)         Yield         Assets         (Expense)        Yield
                                ------------     -------------    ----------    -----------     ------------    -----------
Yield on average earning     $      285,325   $        7,917         5.56%   $     217,236   $       6,837          6.35%
   assets
Cost of funding average
   earning assets            $      285,325   $       (1,389)       (0.97)%  $     217,236   $      (1,336)        (1.24)%
                                                 -------------    ----------                    ------------    -----------
NET INTEREST MARGIN          $      285,325   $        6,528         4.59%   $     217,236   $       5,501          5.11%
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

Net interest income for the first six months of 2004 increased $1,027 thousand, or 18.7%, when compared to the same period of 2003. The increase is attributable to the effects of increases in volumes of earning assets and liabilities combined with the effects of changes in interest rates. The increase in volumes of average earning assets and liabilities resulted in an increase in net interest income totaling $1,019 thousand while interest rates resulted in an increase in net interest income totaling $8 thousand when comparing the first six months of 2004 to the same period last year.

Average earning assets increased $68,089 thousand during the six month period ended June 30, 2004 as compared to the same period of 2003. Average loans increased $26,811 thousand and investment securities increased $46,524 thousand while federal funds sold decreased $5,246 thousand. The increase in the volume of average earning assets during the first six months of 2004 as compared to the same period of 2003 resulted in an increase in interest income totaling $1,620 thousand. However, interest rates on average earning assets declined 79 basis points (from 6.35% to 5.56%) when compared to the same period in 2003, resulting in a decrease in interest income totaling $540 thousand.

Average liabilities increased $68,867 thousand during the six month period ended June 30, 2004 as compared to the same period last year. The increase consists of $23,891 thousand, $10,922 thousand, $8,025 thousand, $5,294 thousand and $4,828 thousand in money market accounts, non-interest bearing deposits, certificates of deposit, NOW and savings accounts, respectively. Other borrowings increased $15,907. The increase in average liabilities resulted in an increase in interest expense totaling $601 thousand. As a result of the declining interest rate environment, the cost of interest bearing liabilities decreased 24 basis points (from 1.17% to 0.93%) resulting in a reduction in interest expense totaling $548 thousand.

Interest income is also affected by nonaccrual loan activity. Nonaccrual loans at June 30, 2004 and June 30, 2003 totaled $1,850 thousand and $2,350 thousand, respectively. Interest forgone on nonaccrual loans totaled approximately $82 thousand and $174 thousand for the three and six months ended June 30, 2004 compared to $106 thousand and $175 thousand for the same periods of 2003, respectively.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three and six months ended June 30, 2004 was $165 thousand and $235 thousand compared with $55 thousand and $312 thousand for the three and six months ended June 30, 2003, an increase of $110 thousand, or 200.0%, and a decrease of $77 thousand, or 24.7%. As of June 30, 2004 the allowance for loan losses was $2,890 thousand or 1.4% of total loans, which compares to the allowance for loan losses of $3,262 thousand or 1.8% of total loans as of December 31, 2003. See "Allowance for Loan Losses" contained herein. As of June 30, 2004, nonperforming loans totaled $1,850 thousand or 0.9% of total loans compared to $3,880 thousand or 2.1% at December 31, 2003. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.

NONINTEREST INCOME

Noninterest income for the three and six months ended June 30, 2004 decreased by $34 thousand, or 3.1%, and $227 thousand, or 10.0%, when compared to the same periods in 2003. The decreases are primarily the result of reductions in the gains realized on the sale of loans totaling $117 thousand and $279 thousand during the three and six months ended June 30, 2003. During the second quarter of 2004, the Company did not sell any investment securities. During the first six months of 2004, the Company realized gains on the sale of investment securities totaling $65 thousand compared to $88 thousand for the same period of 2003. In addition, the Company realized gains from the sale of other real estate totaling $0 thousand and $5 thousand during the first six months of 2004 and 2003, respectively.

Income from the sale and servicing of loans totaled $311 thousand during the second quarter of 2004, which decreased by $121 thousand, or 28.0%, compared to the prior year quarter. During the first six months of 2004, income from the sale and servicing of loans totaled $565 thousand, a decrease of $302 thousand or 34.8% over the same period of 2003. The decreases in income from sale and servicing of loans are principally related to a decline in the Company's residential mortgage lending activity during 2004 when compared to 2003 resulting from an increase in mortgage lending rates.

The income recognized on the cash surrender value of life insurance increased $33 thousand and $50 thousand, during the second quarter and year to date for 2004, respectively, when compared to the same periods in 2003. The income recognized from the increase in the cash surrender value of life insurance is exempt from income taxes. The tax effective yield of the increase in the cash surrender value of the life insurance totaled 8.5% during the second quarter of 2004 as compared to 7.1% during the second quarter of 2003. For the first six months of 2004, the tax effective yield totaled 8.1% as compared to 7.2% during the same period in 2003.

NONINTEREST EXPENSES

Noninterest expenses decreased $132 thousand, or 3.9%, and increased $90 thousand, or 1.4%, when comparing the three and six month periods ended June 30, 2004 to the same periods of 2003. When comparing the second quarter of 2004 to 2003, personnel expense decreased $126 thousand, or 6.7% primarily as a result of reduced commissions due to the decline in residential mortgage lending activity. When comparing the six month periods ended June 30, 2004 to 2003, personnel expense increased $18 thousand or 0.5%. This increase is primarily due to general merit increases for existing personnel. When comparing the three and six month periods ended June 30, 2004, occupancy expense increased $103 thousand, or 41.0% and $166 thousand, or 32.8%, respectively. This is primarily the result of increased rent expense due to the addition of the Sacramento location and a Credit Administration office in Folsom. During the second quarter of 2004, equipment expense decreased $27 thousand, or 12.7%, when compared to the second quarter of 2003. Equipment expense during the first six months of 2004 decreased $59 thousand, or 13.5% when compared to 2003. Decraeses in both periods are due to a decrease in depreciation expense. For the three and six month periods ended June 30, 2004, other noninterest expense decreased $82 thousand, or 7.6% and $35 thousand, or 1.7%, respectively, when compared to the same periods of 2003.

Included in other noninterest expense during the three and six month periods ended June 30, 2004 are costs totaling $129 thousand and $195 thousand associated with responding to the disruptive actions initiated by three dissident directors. Without these expenses, other noninterest expense would have decreased $211 thousand, or 19.6% and $230 thousand, or 11.4%, during the three and six month periods during 2004 when compared to the same period in 2003.

INCOME TAXES

In the three months ended June 30, 2004, taxes increased $145 thousand to $290 thousand from $145 thousand for the same period in 2003. The Company's effective tax rate for the three months ended June 30, 2004 was 30.0%, compared to 28.8% for the same period in 2003. For the first six months of 2004, the provision for income taxes totaled $512 thousand as compared to $269 thousand during the same period last year. For the first six months of 2004, the Company's effective tax rate was 29.1% as compared to 27.7% for the same period in 2003.

OFF-BALANCE SHEET COMMITMENTS

The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

                                        June 30, 2004      December 31, 2003
--------------------------------------------------------------------------------
        Commitments to extend credit    $        52,071               49,643
================================================================================
        Standby letters of credit       $           158                  488
================================================================================

LIQUIDITY AND CAPITAL RESOURCES

One of the Company's goals is to provide adequate funds to meet changes in loan demand or any potential increase in the normal level of deposit withdrawals. This goal is accomplished primarily by generating cash from operating activities and maintaining sufficient short-term liquid assets. These sources, coupled with a stable deposit base and a strong reputation in the capital markets, allow the Company to fund earning assets and maintain the availability of funds. Management believes that the Company's traditional sources of maturing loans and investment securities, sales of loans held for sale, cash from operating activities and a strong base of core deposits are adequate to meet the Company's liquidity needs for normal operations.

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

If the Company's traditional sources of liquidity were constrained, the Company would be forced to pursue avenues of funding not typically used by the Company and the Company's net interest margin could be impacted negatively. The Company does utilize, among other tools, maturity gap tables, interest rate shock scenarios and an active asset and liability management committee to analyze, manage and plan asset growth and to assist in managing the Company's net interest margin and overall level of liquidity. The Company's approach to providing adequate liquidity has been successful in the past and management does not anticipate any near- or long-term changes to its liquidity strategies.

At June 30, 2004, liquidity was considered adequate, and funds available in the local deposit market and scheduled maturities of investments are considered sufficient to meet long-term liquidity needs. Compared to 2003 liquidity decreased in 2004 as a result of the growth in the loan portfolio and purchases of available-for-sale investment securities.

                           ACTUAL
                     ---------------------   WELL CAPITALIZED   MINIMUM CAPITAL
                     CAPITAL    RATIO        RATIO REQUIREMENT    REQUIREMENT
                     -------    -----        -----------------    -----------
Leverage             $ 22,813     7.0%            5.0%                 4.0%
Tier 1 Risk-Based    $ 22,813     9.1%            6.0%                 4.0%
Total Risk-Based     $ 25,703    10.3%           10.0%                 8.0%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While there are several varieties of market risk, the market risk material to the Company and the Bank is interest rate risk. Within the context of interest rate risk, market risk is the risk of loss due to changes in market interest rates that have an adverse effect on net interest income, earnings, capital or the fair value of financial instruments. Exposure to this type of risk is a regular part of a financial institution's operations. The fundamental activities of making loans, purchasing investment securities, and accepting deposits inherently involve exposure to interest rate risk. The Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. As of and for the six months ended June 30, 2004, there were no material changes in the market risk profile of the Company or the Bank as described in the Company's 2003 Form 10-K.


ITEM 4. CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II -- OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
                  On March 23, 2004, a lawsuit was filed naming First Financial Bancorp, Bank of Lodi, N.A. and certain named directors and officers of the Company. The suit was brought as a derivative action commenced by two shareholders on behalf of the Company. It alleges intentional and negligent breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and imposition of constructive trust.

                  The matter has been tendered to the Company's carrier for its director and officer liability insurance, which accepted the tender of defense. The Boards of Directors of the Company and the Bank have appointed independent Special Litigation Committees composed of two new directors, one of whom is a retired San Joaquin County Judge, to evaluate the allegations of the Complaint and determine what action, if any, the Company and the Bank should take with respect to the action. If the allegations are proven, any recovery in the suit will benefit the Company.

                  The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters will not have a material effect on the Company's financial position, results of operations, or liquidity.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases made by or on behalf of First Financial Bancorp or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended June 30, 2004.

                                                              Total Number           Approximate Dollar
                                                               of Shares            Value of Shares That
                            Total Number      Average     Purchased as Part of    May Yet Be Purchased Under
                              of Shares     Price Paid    Publicly Announced       the Plans or Programs(1)
          Period              Purchased      Per Share    Plans or Programs(1)          (in thousands)
------------------------------------------------------------------------------------------------------------
Month #1                               --             --                  --                $1,453
(April 1, 2004 to
 April 30, 2004)
Month #2                               --             --                  --                $1,453
(May 1, 2004 to
 May 31, 2004)
Month #3                            8,891        $ 17.77               8,891                $1,288
(June 1, 2004 to
 June 30, 2004)
                            -------------------------------------------------
Total                               8,891        $ 17.77               8,891
                            =================================================

     (1) On April 4, 2002, the Company announced that the Board of Directors had approved a share repurchase program, pursuant to which up to $2 million of its common stock may be repurchased. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was $1,288 thousand as of June 30, 2004. Originally scheduled to terminate on December 31, 2003, the repurchase program has been extended to December 31, 2004.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not Applicable

ITEM 5.           OTHER INFORMATION
                  SHAREHOLDERS' PROPOSALS FOR 2004 ANNUAL MEETING; DISCRETIONARY VOTING

                  Any proposal of a shareholder intended to be presented at the Company's 2004 Annual Meeting must be received by the Company a reasonable time before the Company begins to print and mail its proxy materials for the meeting for inclusion in the Proxy Statement and form of proxy for that meeting and must meet the requirements of the SEC's proxy rules. Any such proposal should be directed to the attention of the President, First Financial Bancorp, 701 South Ham Lane, Lodi, California 95242.

                  The proxy holders may vote in their discretion all proxies solicited for the Company's 2004 Annual Meeting on any matter raised at that meeting of which the Company did not have notice by the close of business on the tenth (10th) day following the day on which the notice of the annual meeting date was mailed to shareholders.

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


                                        FIRST FINANCIAL BANCORP

                                        By:

Date: AUGUST 12, 2004                   /S/ ALLEN R. CHRISTENSON
                                        ------------------------
                                        Allen R. Christenson
                                        Executive Vice President
                                        Chief Financial Officer
                                        (Principal Accounting and Financial
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