Form 10-Q
period 2004-09-30
FIRST FINANCIAL BANCORP /CA/
filed 2004-11-16
CIK 729502

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM

     _______________________________ TO ______________________

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

                                                                  [ ] Yes [X] No

     As of November 9, 2004 there were 1,824,929 shares of Common Stock no par value, outstanding.


================================================================================

                             FIRST FINANCIAL BANCORP

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004
                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
                                     PART I

Item 1.  Financial Statements.............................................. 1

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................ 9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......18

Item 4.  Controls and Procedures ..........................................18



                                     PART II

Item 1.  Legal Proceedings ................................................18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......19

Item 3.  Defaults Upon Senior Securities ..................................19

Item 4.  Submission of Matters to a Vote of Security Holders...............19

Item 5.  Other Information ................................................19

Item 6.  Exhibits..........................................................20


Signatures ................................................................21
Index to Exhibits .........................................................22

ITEM 1. FINANCIAL STATEMENTS


                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                    (Unaudited)
                                                                     September 30, December 31,
ASSETS                                                                   2004         2003
                                                                      ---------    ---------
Cash and due from banks                                               $  13,072    $  17,497
Federal funds sold and securities purchased under resale agreements      12,564        8,034
Investment securities available for sale, at fair value                  65,021       90,270
Loans held for sale                                                       2,711        3,076
Loans, net of deferred loan fees                                        214,313      178,711
Less allowance for loan losses                                           (2,964)      (3,262)
                                                                      ---------    ---------
  Net loans                                                             211,349      175,449

Premises and equipment, net                                               6,694        6,903
Accrued interest receivable                                               1,382        1,322
Other assets                                                             20,472       19,262
                                                                      ---------    ---------
          Total Assets                                                $ 333,265    $ 321,813
                                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits:
       Noninterest bearing                                            $  51,529    $  47,765
       Interest bearing                                                 224,454      230,390
                                                                      ---------    ---------
          Total deposits                                                275,983      278,155

    Accrued interest payable                                                104          205
    Short term borrowings                                                25,258       14,100
    Other liabilities                                                     4,847        4,231
    Junior subordinated debentures                                        5,155        5,155
                                                                      ---------    ---------
          Total liabilities                                             311,347      301,846
                                                                      ---------    ---------
Stockholders' equity:
    Preferred stock - no par value; authorized 1,000,000 shares;
          no shares issued and outstanding                                 --           --
    Common stock - no par value; authorized 9,000,000 shares;
          issued and outstanding in 2004 and 2003, 1,824,929
          and 1,782,983, respectively                                    13,129       12,950
    Retained earnings                                                     8,680        7,004
    Accumulated other comprehensive income                                  109           13
                                                                      ---------    ---------
          Total stockholders' equity                                     21,918       19,967
                                                                      ---------    ---------

          Total liabilities and stockholders' equity                  $ 333,265    $ 321,813
                                                                      =========    =========

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     (in thousands except per share amounts)


                                                        Three Months Ended         Nine Months Ended
                                                           September 30,              September30,
                                                     ------------------------    ---------------------
                                                        2004           2003        2004          2003
                                                     ----------      --------    --------      -------
Interest income:
    Loans, including fees                               $ 3,661      $ 2,996      $10,168      $ 9,248
    Investment securities:
       Taxable                                              553          110        1,795          563
       Exempt from federal taxes                             62           65          201          128
    Federal funds sold                                       25           25           54           94
                                                        -------       -------      -------      -------
            Total interest income                         4,301        3,196       12,218       10,033

Interest expense:
    Deposit accounts                                        499          680        1,654        1,880
    Other borrowings                                        162           70          396          206
                                                        -------      -------      -------      -------
            Total interest expense                          661          750        2,050        2,086
                                                        -------      -------      -------      -------
         Net interest income                              3,640        2,446       10,168        7,947
Provision for loan losses                                   326         --            561          312
                                                        -------      -------      -------      -------
        Net interest income after provision for           3,314        2,446        9,607        7,635
           loan losses
Noninterest income:
     Gain on sale of securities available for sale           21         --             86           88
     Gain on sale of other real estate owned               --           --           --              5
     Gain on sale of loans                                  102          313          449          939
     Service charges                                        444          424        1,307        1,233
     Premiums and fees from SBA and mortgage
         operations                                         107          135          325          376
     Increase in cash surrender value of life
         insurance                                          138          121          471          404
     Miscellaneous                                          128           98          345          316
                                                        -------      -------      -------      -------
        Total noninterest income                            940        1,091        2,983        3,361

Noninterest expense:
     Salaries and employee benefits                       1,977        1,756        5,515        5,276
     Occupancy                                              364          289        1,036          795
     Equipment                                              200          207          579          645
     Other                                                1,121        1,081        3,111        3,106
                                                        -------      -------      -------      -------
        Total noninterest expense                         3,662        3,333       10,241        9,822
                                                        -------      -------      -------      -------
Income before provision for income taxes                    592          204        2,349        1,174
Provision for income tax expense                            147           13          659          282
                                                        -------      -------      -------      -------
        Net income                                      $   445      $   191      $ 1,690      $   892
                                                        =======      =======      =======      =======
Earnings per share:
         Basic                                          $  0.25      $  0.11      $  0.94      $  0.50
                                                        =======      =======      =======      =======
         Diluted                                        $  0.23      $  0.10      $  0.88      $  0.47
                                                        =======      =======      =======      =======

See accompanying notes.
                                       2

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                 (Unaudited) (in thousands except share amounts)


NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                                                                Accumulated
                                        Common       Common                                        Other
                                         Stock        Stock     Comprehensive     Retained     Comprehensive
            Description                 Shares       Amounts        Income        Earnings         Income           Total
------------------------------------- ------------ ------------ --------------- ------------- ----------------- ---------------
Balance at December 31, 2003           1,782,983    $  12,950                          7,004                13        19,967



Comprehensive income:
   Net income                                                     $     1,690          1,690                           1,690
                                                                  -------------
   Other comprehensive income:
      Unrealized holding gain
          arising
          during the current                                              147
          period, net of
          tax benefit of $102
      Reclassification adjustment
          due to gains realized,
          net of tax benefit of $35                                       (51)
                                                                  -------------
      Total other comprehensive
          gain, net of
          tax benefit of $67                                               96                                96            96
                                                                  -------------
      Comprehensive income                                        $     1,786
                                                                  =============
Options exercised, including tax          51,321          315                                                            315
benefits
Cash issued in lieu of stock                                                            (14)                             (14)
dividend
                                                                                                                           )
Stock-based compensation and
related tax benefits                                       30                                                             30
Stock repurchases                         (9,375)        (166)                                                          (166)
                                      ------------ ------------   ------------- ------------  ----------------  ---------------
Balance at September 30, 2004          1,824,929    $  13,129                          8,680               109        21,918
                                      ============ ============                 ============= ================= ===============

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                         NINE MONTHS ENDED SEPTEMBER 30,

                                                                                        2004            2003
                                                                                      --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $  1,690       $    892
     Adjustments  to  reconcile  net income to net cash  provided by  operating activities:
          Increase (decrease) in deferred loan income                                      168            (60)
          Depreciation and amortization                                                  1,659          2,103
          Stock-based compensation                                                          30           --
          Provision for loan losses                                                        561            312
          Gain on sale of securities available for sale                                    (86)           (88)
          Loans originated for sale                                                    (23,311)       (56,298)
          Proceeds from loans sold                                                      24,125         59,205
          Gain on sale of loans                                                           (449)          (939)
          Gain on sale of other real estate owned                                         --               (5)
          Increase in accrued interest receivable                                          (60)          (475)
          (Decrease) increase in accrued interest payable                                 (101)            41
          Increase (decrease) in other liabilities                                         616           (188)
          Increase in cash surrender value of life insurance                              (471)          (404)
          (Increase) decrease in other assets                                             (936)            77
                                                                                      --------       --------
                  Net cash provided by operating activities                              3,435          4,173

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment securities available for sale:
       Purchases                                                                          (290)       (62,474)
       Proceeds from prepayments                                                        15,913         24,149
       Proceeds from sale                                                                9,100          1,056
    Increase in loans made to customers, net                                           (36,629)       (14,777)
    Proceeds from sale of other real estate                                               --              334
    Purchases of bank premises and equipment                                              (545)          (690)
                                                                                      --------       --------
                  Net cash used in investing activities                                (12,451)       (52,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in deposits                                                 (2,172)        49,282
    Increase (decrease) in short term borrowings                                        11,158        (14,885)
    Dividends paid                                                                         (14)          --
    Payments for repurchase of common stock                                               (166)          (152)
    Proceeds from issuance of common stock                                                 315            101
                                                                                      --------       --------
                  Net cash provided by financing activities                              9,121         34,346

                  Net increase (decrease) in cash and cash equivalents                     105        (13,883)

Cash and cash equivalents at beginning of period                                        25,531         34,622
                                                                                      --------       --------
Cash and cash equivalents at end of period                                            $ 25,636       $ 20,739

Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest payments                                                   $  2,151          2,045
    Cash paid for income taxes                                                             175            230
    Unrealized gain (loss) on available-for-sale securities, net of tax                    147           (338)
    Loans transferred to other real estate owned                                          --               73

See accompanying notes.

                    FIRST FINANCIAL BANCORP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)

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

     These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's 2003 Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     In December 2003, FASB issued Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company currently has postretirement benefit plans that are within the scope of this Statement. Management has done an analysis of the impact of this accounting pronouncement and this has been disclosed in the Notes To Unaudited Condensed Consolidated Financial Statements entitled "RETIREMENT PLANS".

     In March, 2004, the Emerging Issues Task Force ("EITF") Issue No. 03-1 "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" consensus was published. Issue No. 03-1 contained new guidance effectively codifying the provisions of SEC Staff Accounting Bulletin No. 59 and creates a new model that calls for new judgments and additional evidence gathering. The Company does not expect the adoption of this EITF to have a material impact on the Company's Consolidated Financial Statements.


(2) Pending Merger

     On September 7, 2004, the Company entered into a definitive Agreement and Plan of Merger with Placer Sierra Bancshares, headquartered in Sacramento, California, pursuant to which the Company will merge with and into Placer Sierra Bancshares, with Placer Sierra Bancshares as the surviving corporation. On November 3, 2004, the shareholders approved the merger agreement and the Company is now awaiting regulatory approval. If the merger is approved, the Company's stockholders will receive $25.40 in cash in exchange for each share of the Company's common stock held. The proposed merger is expected to close by the end of 2004 or early 2005.

(3) Outstanding Shares and Earnings Per Share

     On March 25, 2004, the Board of Directors of the Company declared a 10% stock dividend payable as of May 14, 2004. All share and per share amounts have been adjusted to reflect the effect of the stock dividend. In addition, the December 31, 2003 number of shares outstanding was adjusted to properly reflect the stock dividend.

     Per share information is based on weighted average number of shares of common stock outstanding during each three-month and nine month period. Basic earnings per share (EPS) is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average common shares outstanding during the period plus potential common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

     The following tables provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computation of the three and nine month periods ended September 30, 2004 and 2003:

                                                                         Income              Shares         Per Share
         Three months ended September 30, 2004                         (numerator)       (denominator)        Amount
         ---------------------------------------------------------- ------------------ ------------------- -------------
         Basic earnings per share                                           $ 445,000           1,815,658        $ 0.25
         Effect of dilutive securities                                                            140,803             -
                                                                    ------------------ -------------------
         Diluted earnings per share                                         $ 445,000           1,956,461        $ 0.23
                                                                    ================== ===================

                                                                         Income              Shares         Per-Share
         Three months ended September 30, 2003                         (numerator)       (denominator)        Amount
         ---------------------------------------------------------- ------------------ ------------------- -------------
         Basic earnings per share                                           $ 191,000           1,789,582        $ 0.11
         Effect of dilutive securities                                                            126,247             -
                                                                    ------------------ -------------------
         Diluted earnings per share                                         $ 191,000           1,915,829        $ 0.10
                                                                    ================== ===================


                                                                         Income              Shares         Per-Share
         Nine months ended September 30, 2004                          (numerator)       (denominator)        Amount
         ---------------------------------------------------------- ------------------ ------------------- -------------
         Basic earnings per share                                         $ 1,690,000           1,793,590        $ 0.94
         Effect of dilutive securities                                                            127,047             -
                                                                    ------------------ -------------------
         Diluted earnings per share                                       $ 1,690,000           1,920,637        $ 0.88
                                                                    ================== ===================

                                                                         Income              Shares         Per-Share
         Nine months ended September 30, 2003                          (numerator)       (denominator)        Amount
         ---------------------------------------------------------- ------------------ ------------------- -------------
         Basic earnings per share                                           $ 892,000           1,791,797        $ 0.50
         Effect of dilutive securities                                                            102,444             -
                                                                    ------------------ -------------------
         Diluted earnings per share                                         $ 892,000           1,894,241        $ 0.47
                                                                    ================== ===================

All share and per share data has been adjusted for the 10% stock dividend declared on March 25, 2004.

(4) Allowance for Loan Losses

     The following summarizes changes in the allowance for loan losses for the nine-month periods ended September 30, 2004 and 2003 and the twelve month period ended December 31, 2003:


         (in thousands)                      9/30/04        9/30/03      12/31/03
                                             -------       --------      -------
Balance at beginning of period               $ 3,262         3,057         3,057
  Loans charged off                             (879)         (134)         (143)
  Recoveries                                      20            29            36
  Provisions charged to operations               561           312           312
                                             -------       -------       -------
Balance at end of period                     $ 2,964         3,264         3,262
                                             =======       =======       =======

(5) Stock Based Compensation

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

                                                                   Three Month Period   Nine Month Period
                                                                    Ended September 30, Ended September 30,
                                                                    2004       2003       2004      2003
                                                                  --------    ------    -------    -----
Net income, as reported (in thousands)                            $    445       191       1,690      892
     Add: Stock based employee compensation expense included
     In reported net income, net of tax effect                          6         2          18         6
     Deduct: Stock based employee compensation determined under
     fair value based method for all awards, net of tax effect         (9)       (7)        (27)      (21)
                                                                  --------    ------    --------   ------
     Pro forma net income                                         $    442       186       1,681      877
                                                                  ========    ======    ========   ======
Earnings per share-basic
     As reported                                                  $   0.25      0.11        0.94     0.50
     Pro-forma                                                        0.24      0.10        0.94     0.49
Earnings per share-assuming dilution
     As reported                                                  $   0.23      0.10        0.88     0.47
     Pro-forma                                                        0.23      0.10        0.88     0.46
                                                                  ========    ======    ========   ======

     All share and per share data has been adjusted for the 10% stock dividend declared on March 25, 2004.

(6) Retirement Plans

     The Company has a supplemental retirement plan for directors and a supplemental executive retirement plan covering key executives. These plans are non-qualified defined benefit plans and are unsecured and unfunded. The Company has purchased insurance on the lives of the participants and intends to use the cash values of these policies to pay the retirement obligations.

     The following table sets forth the net periodic benefit cost recognized for the plans:

                                                                    Nine months Ended September 30,
     (in thousands)                                                    2004                 2003
                                                               --------------------- --------------------
     Net pension cost included the following components:
     Service cost-benefits earned during the period            $              93     $               78
     Interest cost on projected benefit obligation                           111                     99
     Amortization of prior service cost                                       57                     54
     Recognized net actuarial loss                                             6                      4
                                                               -----------------------------------------
     Net periodic pension cost                                 $             267     $              235
                                                               =========================================

     The Company estimates at December 31, 2004 that the net periodic benefit cost will be $369,783. This compares to net periodic benefit costs of $345,663 at December 31, 2003. During the nine months ended September 30, 2004, the Company contributed and paid out as benefits $20.0 thousand to participants under the plans. For the year ending December 31, 2004, the Company expects to contribute and pay out as benefits $27.5 thousand to participants under the plans.

(7) Legal Proceedings

     On March 23, 2004, a lawsuit was filed naming First Financial Bancorp, Bank of Lodi, N.A. and certain named directors and officers of the Company. The suit was brought as a derivative action commenced by two shareholders on behalf of the Company. It alleges intentional and negligent breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and imposition of constructive trust. The matter was tendered to the Company's carrier for its director and officer liability insurance, which accepted the tender of defense. The Boards of Directors of the Company and the Bank referred the matter to independent Special Litigation Committees composed of two disinterested directors, one of whom is a retired San Joaquin County Judge, to evaluate the allegations of the Complaint and determine what action, if any, the Company and the Bank should take with respect to the action. While the Special Litigation Committees were performing their investigations, the matter was settled, with the sole monetary consideration being a payment of $25,000 towards the plaintiff's attorneys' fees. The Special Litigation Committees subsequently completed their investigations and recommended that the matter be dismissed. On October 15, 2004, the court entered an order dismissing plaintiff's complaint with prejudice.

     The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial position, results of operations, or liquidity.

(8) Stock Repurchase Program

     In April 2002, the Board of Directors authorized a stock repurchase program approving the repurchase of up to $2 million of the Company's stock. Since the program's inception, 51,087 shares were repurchased at an average cost of $13.93 per share for a total of $712 thousand. Year-to-date, 9,375 shares were repurchased at an average cost of $17.71 per share for a total of $166 thousand.

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

The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following factors: competitive pressure in the banking industry; changes in the interest rate environment; general economic conditions, either nationally, internationally or regionally becoming less favorable than expected and resulting in, among other things, a deterioration in credit quality and an increase in the provision for possible loan losses; changes in the regulatory environment; monetary and fiscal policies of the U.S. Government; changes in real estate valuations; changes in business conditions; volatility of rate sensitive deposits; operational risks, including data processing system failures or fraud; asset/liability matching risks and liquidity risks; impact of litigation; the receipt of regulatory approval for the Placer Sierra Bancshares acquisition; the ability of management and directors to work together cooperatively and efficiently; civil disturbances or terrorist threats or acts or apprehension about the possible future occurrences of acts of this type; and changes in the securities markets. In addition, other events have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers.

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

SUMMARY

For the quarter ended September 30, 2004, the Company recorded net income of $445 thousand, representing an increase of $254 thousand or 133.0% over net income of $191 thousand for the same period in 2003. Diluted earnings per share for the third quarter of 2004 totaled $0.23, a 130% increase from the $0.10 per diluted share earnings for the third quarter in 2003. The increase resulted from an increase in net interest income of $1,194 thousand, which was partially offset by an increase in noninterest expense of $329 thousand, an increase in the provision for loan losses of $326 thousand, an increase in the provision for income tax of $134 thousand, and a decrease in noninterest income of $151 thousand.

For the nine month period ended September 30, 2004, the Company recorded net income totaling $1,690 thousand, representing an increase of $798 thousand or 89.5% over net income of $892 thousand for the same period in 2003. The increase resulted primarily from an increase in net interest income of $2,221 thousand combined with a decrease in noninterest income of $378 thousand, an increase in noninterest expense of $419 thousand and an increase in the provision for income tax of $377 thousand. Year to date diluted earnings per share for the first nine months of 2004 totaled $0.88, an increase of 87% over the prior year per diluted share earnings, which totaled $0.47.

Return on average equity for the three and nine month periods ended September 30, 2004 totaled 8.58% and 10.78%, respectively, compared to 3.86% and 6.10% for the same periods in 2003. Return on average assets during the same periods totaled 0.55% and 0.69% in 2004 compared to 0.27% and 0.44% in 2003, respectively.

Included in net income during the nine month period ended September 30, 2004 were gains on the sale of investment securities totaling $86 thousand. During the same period in 2003, gains on the sale of investment securities totaled $88 thousand, a reduction of $2 thousand from the prior year. Additionally, included in noninterest expense during 2004 are year-to-date costs totaling $325,000 associated with responding to the actions initiated by three dissident directors.

CHANGES IN FINANCIAL CONDITION

Consolidated total assets as of September 30, 2004 totaled $333 million, which represents an increase of $11,452 thousand, or 3.6% when compared to December 31, 2003. The increase in total assets was attributable primarily to a $11,158 thousand increase in short term borrowings. Total gross loans increased $35,405 thousand, or 19.4% during the first nine months of 2004. The loan growth was funded by a decrease of $25,249, or 28.0%, in the investment portfolio due to prepayments of mortgage-backed securities (including CMOs) of $15,914 thousand and proceeds from the sale of securities of $9,100 thousand and an increase of $11,158 thousand, or 79.1%, in short term borrowings.

The net increase in gross loans is the result of increases of $32,057 thousand, or 39.6%, $4,641 thousand, or 15.3%, $2,378 thousand, or 14.9%, in real estate loans, commercial loans and construction loans, respectively, combined with decreases of $2,010 thousand, or 6.5%, $876 thousand, or 4.6%, $420 thousand, or 18.5%, and $365 thousand, or 11.9%, in SBA loans, agricultural loans, consumer loans and loans held for sale, respectively.

During the first nine months of 2004, non-interest bearing deposits increased $3,764 thousand, or 7.9% and interest bearing deposits decreased $5,936 thousand, or 2.6%. The year-to-date deposit decrease consists of increases of $3,764 thousand, or 7.9%, $2,831 thousand, or 6.2%, and $1,173 thousand, or 2.1%
in non-interest bearing, savings accounts and NOW accounts combined with decreases of $9,258 thousand, or 12.6%, and $682 thousand, or 1.2%, in certificates of deposit and money market accounts, respectively.



ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses (the "allowance") is established through a provision for possible loan losses charged to expense. The allowance at September 30, 2004 decreased by $298 thousand, or 9.1%, when compared to December 31, 2003 as a result of a provision for $561 thousand combined with net charge-offs of $859 thousand. During the second and third quarters of 2004, the Company charged-off $879 thousand in loans, which were primarily related to nonperforming agricultural loans of a single borrower. During the first nine months of 2004, nonperforming loans decreased by $2,733 thousand, to $1,147 thousand when compared to December 31, 2003. Management continues to actively work to resolve the nonperforming loans, the majority of which are secured by real estate which, in the opinion of management, renders the loans well collateralized. Management believes that the allowance at September 30, 2004 is adequate to absorb known and reasonably estimated loan losses. However, there can be no assurances that future economic events will not negatively impact the Bank's borrowers, thereby causing loan losses to exceed the current allowance.

The following tables depict activity in the allowance for loan losses and allocation of reserves for the nine months ended September 30, 2004 and year ended December 31, 2003, respectively:



ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


                                     Nine months         Year
                                       Ended             Ended
                                      9/30/04          12/31/03
                                       -------         --------
Balance at beginning of period         $ 3,262           3,057
Charge-offs:
   Commercial                             (853)            (88)
   Consumer                                (26)            (55)
                                       -------         -------
   Total charge-offs                      (879)           (143)
Recoveries:
   Commercial                               16              27
   Consumer                                  4               9
                                       -------         -------
   Total recoveries                         20              36
                                       -------         -------
Net charge-offs                           (859)           (107)
Provision charged to operations            561             312
                                       -------         -------
Balance at end of period              $   2964         $ 3,262
                                       =======         =======


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                        9/30/04         9/30/04         12/31/03         12/31/03
Loan Category                           Amount        % of Loans         Amount        % of Loans
-------------                          -------         ---------        -------         ---------
Commercial and other real estate       $ 2,031           90.72%        $  2,381           89.99%
Real estate construction                   890            8.43%             828            8.76%
Installment and other                       43            0.85%              53            1.25%
                                       -------         ---------       ---------        --------
                                       $ 2,964          100.00%        $  3,262          100.00%
                                       =======         ========        =========         =======



INVESTMENTS

Investment securities decreased $25,249 thousand, or 28.0%, from December 31, 2003 to September 30, 2004. This decrease resulted primarily from prepayments of mortgage-backed securities (including CMOs) totaling $15,914 thousand and sales of investment securities totaling $9,100 thousand. The Company realized gross gains totaling $86 thousand on the sale of investment securities during the first nine months of 2004 which is a decrease of $2 thousand when compared to the same period of 2003.



STOCKHOLDERS' EQUITY

Consolidated stockholders' equity increased $1,951 thousand, from $19,967 thousand at December 31, 2003 to $21,918 thousand at September 30, 2004. Consolidated stockholders' equity represented 6.58% and 6.20% of consolidated assets at September 30, 2004 and December 31, 2003, respectively. The increase in equity during the first nine months of 2004 resulted primarily from net income of $1,690 thousand for the nine months ended September 30, 2004 and $315 thousand from the exercise of stock options.

In April 2002, the Board of Directors authorized a stock repurchase program approving the repurchase of up to $2 million of the Company's stock. Originally scheduled to terminate on December 31, 2003, the repurchase program has been extended to December 31, 2004. During the first nine months of 2004, 9,375 shares of stock were repurchased at an average cost of $17.71 per share totaling $166 thousand.

The total risk-based capital ratio for the Company's wholly owned subsidiary, Bank of Lodi, was 10.18% at September 30, 2004 compared to 10.68% at December 31, 2003.

CHANGES IN RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30,
2004

SUMMARY OF EARNINGS PERFORMANCE


                                        ------------------------------------------------------------
                                            Three Months Ended                 Nine Months Ended
                                               September 30,                    September 30,
                                        --------------------------      ----------------------------
                                           2004            2003             2004             2003
                                        ----------      ----------      ------------      ----------
Net income (in thousands)               $      445      $      191      $      1,690      $      892
Basic net income per share              $     0.25      $     0.11      $       0.94      $     0.50
Diluted net income per share            $     0.23      $     0.10      $       0.88      $     0.47
Return on average assets                      0.55%           0.27%             0.69%           0.44%
Return on average equity                      8.58%           3.86%            10.78%           6.10%
Average equity to average assets              6.37%           6.93%             6.42%           7.15%


Net income for the three months ended September 30, 2004 increased $254 thousand, or 133.0%, compared to the same period of 2003. Net interest income increased $1,194 thousand, or 48.8% as a result of a $89 thousand decrease in interest expense combined with a $1,105 thousand increase in interest income. The provision for loan losses totaled $326 thousand representing an increase of $326 thousand when compared to the same period in 2003. Noninterest income decreased $151 thousand, or 13.8%, while noninterest expense increased $329 thousand, or 9.9%. The provision for income taxes increased $134 thousand. Net income for the nine months ended September 30, 2004 increased $798 thousand, or 89.5%, compared to the same period of 2003. Net interest income increased $2,221 thousand, or 27.9% as a result of a $36 thousand decrease in interest expense combined with a $2,185 thousand increase in interest income. The provision for loan losses totaled $561 thousand representing an increase of $249 thousand, or 79.8% when compared to the first nine months of 2003. Noninterest income decreased $378 thousand, or 11.2%, while noninterest expense increased $419 thousand, or 4.3%. The provision for income taxes increased $377 thousand, or 133.7%. The return on average equity for the three and nine months ended September 30, 2004 was 8.58% and 10.78% compared to 3.86% and 6.10% for the same periods of 2003.

NET INTEREST INCOME

The following table provides a detailed analysis of the net interest spread and net interest margin for the periods indicated:

                                -----------------------------------------------------------------------------------------
                                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                -----------------------------------------------------------------------------------------
                                                    2004                                             2003
                                --------------------------------------------   -------------------------------------------
                                  Average          Income/          Yield(1)      Average           Income/       Yield (1)
Dollars In Thousands              Balance          Expense                        Balance          Expense
                                -----------      ------------     ---------    ------------      -----------     ----------
EARNING ASSETS:
Investment securities (1)(2)    $    69,462      $        615          3.55%   $      68,213     $        175         1.03%

Federal funds sold                    6,191                25          1.62%           9,938               25         1.01%

Loans (2)(3)                        216,851             3,661          6.77%         171,891            2,996         6.99%
                                -----------      ------------     ----------   -------------     ------------    ----------
TOTAL EARNING ASSETS            $   292,504      $      4,301          5.90%         250,042     $      3,196         5.13%
                                ===========      ============     =========    =============     ============    ==========
LIABILITIES:

Non-interest bearing deposits   $    51,920      $         --                  $      43,769     $        --

Savings, money market, &
NOW deposits                        160,889               251          0.63%         137,127              290         0.85%

Time deposits                        64,392               248          1.54%          76,948              390         2.03%

Other borrowings                     27,644               162          2.35%           8,541               70         3.29%
                                -----------      ------------     ---------    -------------     ------------    ---------
TOTAL LIABILITIES               $   304,845      $        661          0.87%   $     266,385     $        750         1.13%
                                ===========      ============     =========    =============     ============    ==========
NET INTEREST SPREAD                                                    5.03%                                          4.00%
                                                                  =========                                      ==========
                                -----------      ------------     ---------    -------------     ------------    ----------
                                  Earning          Income/                        Earning           Income/
                                  Assets           Expense          Yield          Assets           Expense         Yield
                                -----------      ------------     ---------    -------------     ------------    ---------
Yield on average earning        $   292,504      $      4,301          5.90%   $     250,042     $      3,196         5.13%
assets

Cost of funding average
earning assets                  $   292,504               661         (0.91%)  $     250,042              750        (1.20%)
                                                 ------------     ---------                      ------------    -----------
NET INTEREST MARGIN             $   292,504      $      3,640          4.99%   $     250,042     $      2,446          3.93%
                                                 ============     =========                      ============    ===========


(1) Yield for period annualized on actual number of days in period and based on a 365-day year.
(2) Income on tax-exempt securities has not been adjusted to a tax equivalent basis.
(3) Nonaccrual loans are included in the loan totals for each period; however, only collected interest on such loans is included in interest income.

Net interest income for the third quarter of 2004 increased $1,194 thousand, or 48.8%, when compared to the same period of 2003. The increase is attributable to the effects of increases in volumes of earning assets and liabilities combined with the effects of changes in interest rates. The increase in volumes of average earning assets and liabilities resulted in an increase in net interest income totaling $617 thousand while interest rates resulted in an increase in net interest income totaling $577 thousand when comparing the third quarter of 2004 to the same period last year.

Average earning assets increased $42,462 thousand during the third quarter of 2004 as compared to the third quarter of 2003. Average loans increased $44,960 thousand and investment securities increased $1,249 thousand while federal funds sold decreased $3,747 thousand. The increase in the volume of average earning assets during the third quarter of 2004 as compared to the same period of 2003 resulted in an increase in interest income totaling $777 thousand. Interest rates on average earning assets increased 77 basis points (from 5.13% to 5.90%) when compared to the same period in 2003, resulting in an increase in interest income totaling $328 thousand.

Average liabilities increased $38,460 thousand during the third quarter of 2004 as compared to the same period last year. The increase consists of $16,795 thousand, $8,151 thousand, $3,655 thousand and $3,312 thousand in money market accounts, non-interest bearing deposits, NOW, and savings accounts, respectively. Certificates of deposit decreased $12,556 thousand. Other borrowings increased $19,103. The increase in average liabilities resulted in an increase in interest expense totaling $161 thousand. The cost of interest bearing liabilities decreased 26 basis points (from 1.13% to 0.87%) resulting in a reduction in interest expense totaling $250 thousand.



                                -------------------------------------------------------------------------------------------
                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                -------------------------------------------------------------------------------------------
                                                   2004                                            2003
                                -------------------------------------------    -------------------------------------------
                                  Average          Income/        Yield (1)       Average           Income/       Yield (1)
Dollars In Thousands              Balance          Expense                        Balance          Expense
                                ------------     -------------    ---------    -------------     ------------    ----------
EARNING ASSETS:

Investment securities (1)(2)    $    79,164      $      1,996          3.36%   $      47,359     $        691         1.95%

Federal funds sold                    6,175                54          1.16%          10,803               94         1.16%

Loans (2)(3)                        202,280            10,168          6.70%         170,133            9,248         7.27%
                                -----------      ------------     ---------    -------------     ------------    ----------
TOTAL EARNING ASSETS            $   287,619      $     12,218          5.66%   $     228,295     $     10,033         5.88%
                                ===========      ============     =========    =============     ============    ==========
LIABILITIES:

Non-interest bearing deposits   $    48,680      $                             $      38,030     $

Savings, money market, &
NOW deposits                        159,333               842          0.70%         129,121              788         0.81%

Time deposits                        68,308               812          1.58%          67,005            1,092         2.18%

Other borrowings                     24,311               396          2.17%           7,408              206         3.72%
                                -----------      ------------     ---------    -------------     ------------    ----------
TOTAL LIABILITIES               $   300,632      $      2,050          0.91%   $     241,563     $      2,086         1.15%
                                ===========      ============     =========    =============     ============    ==========
NET INTEREST SPREAD                                                    4.75%                                          4.73%
                                                                  =========                                      ==========

                                -----------      ------------     ---------     -----------      ------------    ----------
                                  Earning          Income/                        Earning          Income/
                                  Assets           Expense          Yield         Assets           Expense         Yield
                                -----------      ------------     ---------    -------------     ------------    ----------
Yield on average earning        $   287,619      $     12,218         5.66%    $     228,295     $     10,033          5.88%
assets

Cost of funding average
earning assets                  $   287,619      $      2,050         (0.95)%  $     228,295     $      2,086         (1.23)%
                                                 ------------     ---------                      ------------    ----------
NET INTEREST MARGIN             $   287,619      $     10,168          4.71%   $     228,295     $      7,947         4.65%
                                                 ============     =========                      ============    ==========

(1) Yield for period annualized on actual number of days in period and based on a 365-day year.
(2) Income on tax-exempt securities has not been adjusted to a tax equivalent basis.
(3) Nonaccrual loans are included in the loan totals for each period; however, only collected interest on such loans is included in interest income.

Net interest income for the first nine months of 2004 increased $2,221 thousand, or 27.9%, when compared to the same period of 2003. The increase is attributable to the effects of increases in volumes of earning assets and liabilities combined with the effects of changes in interest rates. The increase in volumes of average earning assets and liabilities resulted in an increase in net interest income totaling $1,436 thousand while interest rates resulted in an increase in net interest income totaling $785 thousand when comparing the first nine months of 2004 to the same period last year.

Average earning assets increased $59,324 thousand during the nine month period ended September 30, 2004 as compared to the same period of 2003. Average loans increased $32,147 thousand and investment securities increased $31,805 thousand while federal funds sold decreased $4,628 thousand. The increase in the volume of average earning assets during the first nine months of 2004 as compared to the same period of 2003 resulted in an increase in interest income totaling $2,179 thousand. Changes in interest rates on average earning assets resulted in an increase in interest income totaling $6 thousand when compared to the same period of 2003.

Average liabilities increased $59,069 thousand during the nine month period ended September 30, 2004 as compared to the same period last year. The increase consists of $20,991 thousand, $10,650 thousand, $4,993 thousand, $4,229 thousand and $1,303 thousand in money market accounts, non-interest bearing deposits, NOW accounts, savings accounts and certificates of deposit, respectively. Other borrowings increased $16,903. The increase in average liabilities resulted in an increase in interest expense totaling $743 thousand. As a result of the declining interest rate environment, the cost of interest bearing liabilities decreased 25 basis points (from 1.15% to 0.91%) resulting in a reduction in interest expense totaling $779 thousand.

Interest income is also affected by nonaccrual loan activity. Nonaccrual loans at September 30, 2004 and September 30, 2003 totaled $1,147 thousand and $2,360 thousand, respectively. Interest forgone on nonaccrual loans totaled approximately $69 thousand and $244 thousand for the three and nine months ended September 30, 2004 compared to $76 thousand and $251 thousand for the same periods of 2003, respectively.



PROVISION FOR LOAN LOSSES

The provision for loan losses for the three and nine months ended September 30, 2004 was $326 thousand and $561 thousand compared with $0 thousand and $312 thousand for the three and nine months ended September 30, 2003, an increase of $326 thousand and $249 thousand. As of September 30, 2004 the allowance for loan losses was $2,964 thousand or 1.4% of total loans, which compares to the allowance for loan losses of $3,262 thousand or 1.8% of total loans as of December 31, 2003. See "Allowance for Loan Losses" contained herein. As of September 30, 2004, nonperforming loans totaled $1,147 thousand or 0.5% of total loans compared to $3,880 thousand or 2.1% at December 31, 2003. No assurance can be given that nonperforming loans will not increase or that the allowance for loan losses will be adequate to cover losses inherent in the loan portfolio.



NONINTEREST INCOME

Noninterest income for the three and nine months ended September 30, 2004 decreased by $151 thousand, or 13.8%, and $378 thousand, or 11.2%, when compared to the same periods in 2003. The decreases are primarily the result of reductions in the gains realized on the sale of loans totaling $211 thousand and $490 thousand when compared to the three and nine months ended September 30, 2003. During the third quarter of 2004, the Company sold $4,955 thousand of investment securities for a gain of $21 thousand. During the first nine months of 2004, the Company realized gains on the sale of investment securities totaling $86 thousand compared to $88 thousand for the same period of 2003. In addition, the Company realized gains from the sale of other real estate totaling $0 thousand and $5 thousand during the first nine months of 2004 and 2003, respectively.

Income from the sale and servicing of loans totaled $209 thousand during the third quarter of 2004, which decreased by $239 thousand, or 53.3%, compared to the prior year quarter. During the first nine months of 2004, income from the sale and servicing of loans totaled $774 thousand, a decrease of $541 thousand or 41.1% over the same period of 2003. The decreases in income from sale and servicing of loans are principally related to a decline in the Company's residential mortgage lending activity during 2004 when compared to 2003 resulting from an increase in mortgage lending rates.

The income recognized on the cash surrender value of life insurance increased $17 thousand and $67 thousand, during the third quarter and year to date for 2004, respectively, when compared to the same periods in 2003. The income recognized from the increase in the cash surrender value of life insurance is exempt from income taxes. The tax effective yield of the increase in the cash surrender value of the life insurance totaled 6.5% during the third quarter of 2004 as compared to 5.9% during the second quarter of 2003. For the first nine months of 2004, the tax effective yield totaled 7.6% as compared to 6.8% during the same period in 2003.

NONINTEREST EXPENSE

Noninterest expense increased $329 thousand, or 9.9%, and $419 thousand, or 4.3%, when comparing the three and nine month periods ended September 30, 2004 to the same periods of 2003. When comparing the third quarter of 2004 to 2003, personnel expense increased $221 thousand, or 12.6% primarily as a result of the addition of the Sacramento branch in September 2003. When comparing the nine month periods ended September 30, 2004 to 2003, personnel expense increased $239 thousand or 4.5%. This increase is primarily due to addition of the Sacramento branch in September 2003 combined with a decrease of $93 thousand in commissions due to the decreased volume of residential mortgage activity. When comparing the three and nine month periods ended September 30, 2004, occupancy expense increased $75 thousand, or 26.0% and $241 thousand, or 30.3%, respectively. This is primarily the result of increased rent expense due to the addition of the Sacramento location and a Credit Administration office in Folsom. During the third quarter of 2004, equipment expense decreased $7 thousand, or 3.4%, when compared to the third quarter of 2003. Equipment expense during the first nine months of 2004 decreased $66 thousand, or 10.2% when compared to 2003. Decreases in both periods are due to a decrease in depreciation expense. For the three and nine month periods ended September 30, 2004, other noninterest expense increased $40 thousand, or 3.7% and $5 thousand, or 0.2%, respectively, when compared to the same periods of 2003.

Included in other noninterest expense are costs associated with responding to the disruptive actions initiated by three dissident directors. During the three and nine month periods ended September 30,2004 these costs totaled $130 thousand and $325 thousand compared to $64 thousand and $158 thousand for the same periods of 2003. On October 27, 2004, the dissident directors signed a settlement and standstill agreement in which they agreed to support the proposed merger of the bank with Placer Sierra Bancshares. The Company agreed to make certain payments to the three directors and the parties agreed to take other actions described in the agreement, including, if a 2004 annual meeting is held, nominating the three directors as part of management's slate of directors. The three directors and the Company also agreed to a mutual release of any legal liability to the other arising out of the matters described in the standstill agreement. The Company had filed the standstill agreement with the SEC as an exhibit to an 8-K report and mailed it to the Company's shareholders and the agreement is incorporated by reference as an exhibit to this report


INCOME TAXES
-------------

In the three months ended September 30, 2004, taxes increased $134 thousand to $147 thousand from $13 thousand for the same period in 2003. The Company's effective tax rate for the three months ended September 30, 2004 was 24.8%, compared to 6.4% for the same period in 2003. For the first nine months of 2004, the provision for income taxes totaled $659 thousand as compared to $282 thousand during the same period last year. For the first nine months of 2004, the Company's effective tax rate was 28.1% as compared to 24.0% for the same period in 2003.


OFF-BALANCE SHEET COMMITMENTS
------------------------------

The following table shows the distribution of the Company's undisbursed loan commitments at the dates indicated.

(IN THOUSANDS)                     September 30, 2004     December 31, 2003
---------------------------------------------------------------------------
   Commitments to extend credit      $      57,149                49,643
===========================================================================
   Standby letters of credit         $         312                   488

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

At September 30, 2004, liquidity was considered adequate, and funds available in the local deposit market and scheduled maturities of investments are considered sufficient to meet long-term liquidity needs. Compared to 2003 liquidity increased $105 thousand in 2004.

As of September 30, 2004, the Bank's capital ratios exceeded applicable regulatory requirements. The following tables present the capital ratios for the Bank, compared to the standards for well-capitalized depository institutions, as of September 30, 2004 (amounts in thousands except percentage amounts).


                                                         Actual
                                           -------------------------------------    Well Capitalized       Minimum Capital
                                           Capital                 Ratio           Ratio Requirement         Requirement
                                           --------                ------          -----------------       ---------------
Leverage                                  $ 23,468                   7.2%                  5.0%                   4.0%

Tier 1 Risk-Based                         $ 23,468                   9.0%                  6.0%                   4.0%

Total Risk-Based                          $ 26,433                  10.2%                 10.0%                   8.0%


RECENT ACCOUNTING PRONOUNCEMENTS
---------------------------------

In December 2003, FASB issued Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company currently has postretirement benefit plans that are within the scope of this Statement. Management has done an analysis of the impact of this accounting pronouncement and this has been disclosed in the Notes To Unaudited Condensed Consolidated Financial Statements entitled "RETIREMENT PLANS".

In March, 2004, the Emerging Issues Task Force ("EITF") Issue No. 03-1 "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" consensus was published. Issue No. 03-1 contained new guidance effectively codifying the provisions of SEC Staff Accounting Bulletin No. 59 and creates a new model that calls for new judgments and additional evidence gathering. The Company does not expect the adoption of this EITF to have a material impact on the Company's Consolidated Financial Statements.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While there are several varieties of market risk, the market risk material to the Company and the Bank is interest rate risk. Within the context of interest rate risk, market risk is the risk of loss due to changes in market interest rates that have an adverse effect on net interest income, earnings, capital or the fair value of financial instruments. Exposure to this type of risk is a regular part of a financial institution's operations. The fundamental activities of making loans, purchasing investment securities, and accepting deposits inherently involve exposure to interest rate risk. The Company monitors the repricing differences between assets and liabilities on a regular basis and estimates exposure to net interest income, net income, and capital based upon assumed changes in the market yield curve. As of and for the nine months ended September 30, 2004, there were no material changes in the market risk profile of the Company or the Bank as described in the Company's 2003 Form 10-K.


ITEM 4.           CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II -- OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
                  On March 23, 2004, a lawsuit was filed naming First Financial Bancorp, Bank of Lodi, N.A. and certain named directors and officers of the Company. The suit was brought as a derivative action commenced by two shareholders on behalf of the Company. It alleges intentional and negligent breach of fiduciary duty, abuse of control, waste of corporate assets, unjust enrichment and imposition of constructive trust. The matter was tendered to the Company's carrier for its director and officer liability insurance, which accepted the tender of defense. The Boards of Directors of the Company and the Bank referred the matter to independent Special Litigation Committees composed of two disinterested directors, one of whom is a retired San Joaquin County Judge, to evaluate the allegations of the Complaint and determine what action, if any, the Company and the Bank should take with respect to the action. While the
                  Special Litigation Committees were performing their investigations, the matter was settled, with the sole monetary consideration being a payment of $25,000 towards the plaintiff's attorneys' fees. The Special Litigation Committees subsequently completed their investigations and recommended that the matter be dismissed. On October 15, 2004, the court entered an order dismissing plaintiff's complaint with prejudice.

                  The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial position, results of operations, or liquidity.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                  The table below sets forth the information with respect to purchases made by or on behalf of First Financial Bancorp or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended September 30, 2004.

                                                                               Approximate Dollar
                                                             Total Number        Value of Shares
                                                              of Shares               That
                                                          Purchased as Part        May Yet Be
                                                                  of             Purchased Under
                            Total Number      Average     Publicly Announced      the Plans or
                              of Shares     Price Paid    Plans or Programs       Programs(1)
          Period              Purchased      Per Share           (1)             (in thousands)
--------------------------- -------------- -------------- ------------------- ---------------------
Month #1                               --             --                  --                $1,296
(July 1, 2004 to
July 31, 2004)
Month #2                              484        $ 15.59                 484                $1,288
(August 1, 2004 to
August 31, 2004)
Month #3                               --             --                  --                $1,288
(September 1, 2004 to
September 30, 2004)
                            -------------- -------------- -------------------
Total                                 484        $ 15.59                 484
                            ============== ============== ===================

                  (1) On April 4, 2002, the Company announced that the Board of Directors had approved a share repurchase program, pursuant to which up to $2 million of its common stock may be repurchased. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was $1,168 thousand as of September 30, 2004. Originally scheduled to terminate on December 31, 2003, the repurchase program has been extended to December 31, 2004.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On November 3, 2004, the Company held a special meeting of shareholders to vote on the approval of the proposed merger with Placer Sierra Bancshares. The merger was approved by the following vote:

                    VOTES FOR           VOTES AGAINST       ABSTENTIONS
                    ---------           -------------       -----------
                      1,378,868            50,746              6,349
                   (75.6% of shares    (2.8% of shares    (0.3% of shares
                    outstanding)         outstanding)      outstanding)

                  The proposed merger is expected to close by the end of 2004 or early 2005.

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



                                 FIRST FINANCIAL BANCORP

                                 By:


Date: NOVEMBER 12, 2004          /S/ ALLEN R. CHRISTENSON
      -----------------          ------------------------
                                 Allen R. Christenson
                                 Executive Vice President
                                 Chief Financial Officer
                                 (Principal Accounting and Financial Officer)

                                                           INDEX TO EXHIBITS


EXHIBIT                    DESCRIPTION

10 Settlement and Standstill Agreement dated as of October 27, 2004, by First Financial Bancorp, Bank of Lodi, N.A. , Angelo Anagnos, Steven Coldani, Kevin Van Steenberge and Placer Sierra Bancshares (incorporated by reference to Exhibit 10 to Current Report on Form 8-K dated October 27, 2004)

31.1     Certification of Registrant's Chief Executive Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification of Registrant's Chief Financial Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Registrant's Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2 Certification of Registrant's Chief Financial Officer Pursuant to 18 U.S.C. Section 1350